Form 10-Q
period 2021-07-31
Sprinklr, Inc.
filed 2021-09-10
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-40528

Sprinklr, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware
(State or other Jurisdiction of
Incorporation or organization)
29 West 35th Street
New York, NY
(Address of principal executive offices)

47-4771485
(IRS Employer
Identification No.)

10001
(Zip Code)
Registrant’s telephone number, including area code: (917) 933-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00003 per share	CXM	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 31, 2021, the registrant had 30,842,053 shares of Class A common stock and 224,191,721 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "expect" and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses and other operating results;
•our ability to acquire new customers and successfully engage new and existing customers;
•our ability to sustain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts, and our ability to promote our brand;
•our growth strategies for our Unified-CXM platform;
•the estimated addressable market opportunity for our Unified-CXM platform;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of the on-going COVID-19 pandemic or other public health crises;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

Unless the context otherwise requires, the terms “Sprinklr,” “the Company,” “we,” “our,” “us” or similar references in this Quarterly Report on Form 10-Q refer to Sprinklr, Inc. and its subsidiaries.
ii

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	July 31, 2021	January 31, 2021
Assets
Current assets
Cash and cash equivalents	$433,990	$68,037
Marketable securities	114,806	212,652
Accounts receivable, net of allowance for doubtful accounts of $2.7 million and $3.2 million, respectively	104,898	116,278
Prepaid expenses and other current assets	94,170	95,819
Total current assets	747,864	492,786
Property and equipment, net	12,322	9,011
Goodwill and other intangible assets	47,287	47,427
Other non-current assets	44,005	36,669
Total assets	$851,478	$585,893

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$10,150	$16,955
Accrued expenses and other current liabilities	60,276	63,170
Deferred revenue	231,129	221,439
Total current liabilities	301,555	301,564
Senior subordinated secured convertible notes	—	78,848
Deferred revenue less current portion	13,198	19,873
Deferred tax liability, long-term	870	869
Other liabilities, long-term	1,871	2,006
Total liabilities	317,494	403,160
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.00003 par value, 20,000,000 shares authorized, 0 shares issued, and outstanding	—	—
Convertible preferred stock, par value $0.00003, 0 and 122,309,253 shares authorized, 0 and 120,902,273 issued and outstanding at July 31, 2021 and January 31, 2021, respectively	—	424,992
Class A common stock, $0.00003 par value, 2,000,000,000 and 0 shares authorized at July 31, 2021 and January 31, 2021, respectively, and 18,341,571 and 0 shares outstanding at July 31, 2021 and January 31, 2021	—	—
Class B common stock, $0.00003 par value, 310,000,000 and 0 shares authorized at July 31, 2021 and January 31, 2021, respectively, and 236,554,861 and 0 shares issued and outstanding at July 31, 2021 and January 31, 2021	8	—
Common stock, $0.00003 par value, 0 and 299,000,000 shares authorized as of July 31, 2021 and January 31, 2021, respectively, 0 and 109,587,048 issued as of July 31, 2021 and January 31, 2021, respectively, 0 and 95,456,264 issued and outstanding as of July 31, 2021 and January 31, 2021, respectively	—	4
Treasury stock, at cost, 14,130,784 shares as of July 31, 2021 and January 31, 2021, respectively	(23,831)	(23,831)
Additional paid-in capital	947,041	122,061
Accumulated other comprehensive (loss) income	(10)	787
Accumulated deficit	(389,224)	(341,280)
Total stockholders’ equity	533,984	182,733
Total liabilities and stockholders’ equity	$851,478	$585,893
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Subscription	$103,307	$82,807	$200,079	$164,467
Professional services	15,385	10,691	29,593	22,019
Total revenue:	118,692	93,498	229,672	186,486
Costs of revenue:
Costs of subscription	22,341	16,314	43,392	36,253
Costs of professional services	14,997	10,980	25,655	22,503
Total costs of revenue	37,338	27,294	69,047	58,756
Gross profit	81,354	66,204	160,625	127,730
Operating expenses:
Research and development	15,087	8,152	28,215	16,480
Sales and marketing	70,249	42,273	130,887	91,832
General and administrative	25,323	10,926	41,531	22,467
Total operating expenses	110,659	61,351	200,633	130,779
Operating (loss) income	(29,305)	4,853	(40,008)	(3,049)
Other expense, net	(1,436)	(1,468)	(3,627)	(3,361)
(Loss) income before provision for income taxes	(30,741)	3,385	(43,635)	(6,410)
Provision for income taxes	2,506	376	4,309	1,788
Net (loss) income	$(33,247)	$3,009	$(47,944)	$(8,198)

Net (loss) income per share attributable to Class A and Class B common stockholders, basic	$(0.20)	$0.02	$(0.36)	$(0.09)
Weighted average shares used in computing net (loss) income per share attributable to Class A and Class B common stockholders, basic	167,590	87,196	133,479	86,787
Net (loss) income per share attributable to Class A and Class B common stockholders, diluted	$(0.20)	$0.01	$(0.36)	$(0.09)
Weighted average shares used in computing net (loss) income per share attributable to Class A and Class B common stockholders, diluted	167,590	201,134	133,479	86,787
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020

Net (loss) income	$(33,247)	$3,009	$(47,944)	$(8,198)
Foreign currency translation adjustments	(386)	572	(783)	685
Unrealized gains (losses) on investments	(12)	—	(14)	—
Total comprehensive (loss) income	$(33,645)	$3,581	$(48,741)	$(7,513)
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

							Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock			Treasury Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at April 30, 2021	120,903	$424,992	—	$—	115,279	$4	$138,724	(14,131)	$(23,831)	$387	$(355,977)	$184,299
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	18,288	—	—	—	275,954	—	—	—	—	275,954
Conversion of convertible preferred stock to common stock upon initial public offering	(120,903)	(424,992)	120,903	4	—	—	424,988	—	—	—	—	—
Conversion of senior subordinated secured convertible notes	—	—	9,694	—	—	—	82,114	—	—	—	—	82,114
Stock-based compensation - equity classified awards	—	—	—	—	—	—	16,609	—	—	—	—	16,609
Reclassification of common stock to Class B common stock	—	—	117,176	4	(117,176)	(4)	—	—	—	—	—	—
Exercise of stock options	—	—	968	—	1,897	—	8,652	—	—	—	—	8,652
Net exercise of common stock warrants	—	—	230	—	—	—	—	—	—	—	—	—
Issuance of common stock under deferred stock compensation plan	—	—	1,770	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(397)	—	(397)
Net loss	—	—	—	—	—	—	—	—	—	—	(33,247)	(33,247)
Balance at July 31, 2021	—	$—	269,029	$8	—	$—	$947,041	(14,131)	$(23,831)	$(10)	$(389,224)	$533,984

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at January 31, 2021	120,903	$424,992	—	$—	109,587	$4	$122,061	(14,131)	$(23,831)	$787	$(341,280)	$182,733
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	18,288	—	—	—	275,954	—	—	—	—	275,954
Conversion of convertible preferred stock to common stock upon initial public offering	(120,903)	(424,992)	120,903	4	—	—	424,988	—	—	—	—	—
Conversion of senior subordinated secured convertible notes	—	—	9,694	—	—	—	82,114	—	—	—	—	82,114
Stock-based compensation - equity classified awards	—	—	—	—	—	—	25,265	—	—	—	—	25,265
Reclassification of common stock to Class B common stock	—	—	117,176	4	(117,176)	(4)	—	—	—	—	—	—
Exercise of stock options	—	—	968	—	7,589	—	16,659	—	—	—	—	16,659
Net exercise of common stock warrants	—	—	230	—	—	—	—	—	—	—	—	—
Issuance of common stock under deferred stock compensation plan	—	—	1,770	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(797)	—	(797)
Net loss	—	—	—	—	—	—	—	—	—	—	(47,944)	(47,944)
Balance at July 31, 2021	—	$—	269,029	$8	—	$—	$947,041	(14,131)	$(23,831)	$(10)	$(389,224)	$533,984

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at April 30, 2020	120,408	$245,970	—	$—	100,096	$3	$58,732	(13,376)	$(17,957)	$(875)	$(310,703)	$(24,830)
Stock-based compensation - equity classified awards	—	—	—	—	—	—	5,596	—	—	—	—	5,596
Exercise of stock options	—	—	—	—	1,458	—	1,136	—	—	—	—	1,136
Other comprehensive income	—	—	—	—	—	—	—	—	—	573	—	573
Net income	—	—	—	—	—	—	—	—	—	—	3,009	3,009
Balance at July 31, 2020	120,408	$245,970	—	$—	101,554	$3	$65,464	(13,376)	$(17,957)	$(302)	$(307,694)	$(14,516)

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at January 31, 2020	120,408	$245,970	—	$—	99,002	$3	$50,117	(13,376)	$(17,957)	$(988)	$(299,496)	$(22,351)
Stock-based compensation - equity classified awards	—	—	—	—	—	—	8,990	—	—	—	—	8,990
Exercise of stock options	—	—	—	—	1,538	—	1,357	—	—	—	—	1,357
Issuance of common stock to a third party	—	—	—	—	1,014	—	5,000	—	—	—	—	5,000
Other comprehensive income	—	—	—	—	—	—	—	—	—	686	—	686
Net loss	—	—	—	—	—	—	—	—	—	—	(8,198)	(8,198)
Balance at July 31, 2020	120,408	$245,970	—	$—	101,554	$3	$65,464	(13,376)	$(17,957)	$(302)	$(307,694)	$(14,516)

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended July 31,
	2021	2020
Cash flow from operating activities:
Net loss	$(47,944)	$(8,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,451	2,877
Bad debt expense	(226)	286
Stock-based compensation expense, net of amounts capitalized	25,532	9,407
Non-cash interest paid in kind and discount amortization	3,267	1,517
Deferred income taxes	1	87
Other noncash items, net	(999)	(15)
Changes in operating assets and liabilities:
Accounts receivable	11,810	29,661
Prepaid expenses and other current assets	1,673	18,243
Other noncurrent assets	(7,151)	3,437
Accounts payable	(6,751)	(2,173)
Accrued expenses and other current liabilities	(2,326)	(14,474)
Deferred revenue	2,956	(17,240)
Other liabilities	(154)	34
Net cash (used in) provided by operating activities	(16,861)	23,449
Cash flow from investing activities:
Purchases of marketable securities	(61,758)	—
Sales of marketable securities	56,652	—
Maturities of marketable securities	101,860	—
Purchases of property and equipment	(3,862)	(1,586)
Capitalized internal-use software	(2,481)	(1,546)
Net cash provided by (used in) investing activities	90,411	(3,132)
Cash flow from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts, commissions and other offering costs	276,001	—
Proceeds from senior subordinated secured convertible notes	—	73,425
Proceeds from short-term borrowings	—	49,973
Repayments of short term borrowings	—	(49,973)
Payments of debt and equity issuance costs	—	(160)
Proceeds from issuance of common stock upon exercise of stock options	16,659	1,357
Net cash provided by financing activities	292,660	74,622
Effect of exchange rate fluctuations on cash and cash equivalents	(257)	(83)
Net change in cash and cash equivalents	365,953	94,856
Cash and cash equivalents at beginning of period	68,037	10,470
Cash and cash equivalents at end of period	$433,990	$105,326

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,564	$1,290
Cash paid for interest	—	319
Supplemental disclosure for noncash investing and financing
Conversion of redeemable preferred stock to Class B common stock	424,992	—
Conversion of senior subordinated secured convertible notes to Class B common stock	82,114	—
Net exercise of common stock warrants	18	—
Stock-based compensation expense capitalized in internal-use software	233	—
Accrued purchases of property and equipment	181	149
Common stock issued in exchange for other noncash assets	—	5,000
Deferred offering costs included in accounts payable and accrued liabilities	47	—
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization and Description of Business
Description of Business

Founded in 2009, Sprinklr, Inc. (Sprinklr, we, or the Company) provides enterprise cloud software products that enable organizations to do marketing, advertising, research, care, sales and engagement across modern channels including social, messaging, chat and text through its unified Customer Experience Management (CXM) software platform.

The Company was incorporated in Delaware in 2011 and is headquartered in New York, New York, USA with 16 operating subsidiaries globally.

Initial Public Offering

On June 25, 2021, we completed our initial public offering (“IPO”), in which we issued and sold 16,625,000 shares of our Class A common stock at a public offering price of $16.00 per share. On July 1, 2021, the underwriters' option to purchase 1,662,500 additional shares of Class A common stock was exercised in full. The Company received net proceeds of $276.0 million after deducting underwriting discounts, commissions and other offering expenses of $16.6 million.

In connection with the IPO, all of the then-outstanding shares of convertible preferred stock automatically converted into an aggregate of 120,902,273 shares of the Company's Class B common stock on a one-to-one basis, the senior subordinated secured convertible notes automatically converted into an aggregate of 9,694,004 shares of Class B common stock and all of the Company's outstanding common stock was reclassified into shares of Class B common stock on a one-to-one basis.

Prior to the IPO, deferred offering costs, which consisted primarily of accounting, legal and other fees related to the IPO, were capitalized within other assets, non-current in the condensed consolidated balance sheets. Upon the completion of the IPO, $3.3 million of deferred offering costs were reclassified into stockholders’ equity as an offset to IPO proceeds. As of January 31, 2021, no deferred offering costs were capitalized in the condensed consolidated balance sheet. As of July 31, 2021, deferred offering costs associated with the IPO that had not yet been paid were not material.
2.Basis of Presentation and Summary of Significant Accounting Policies
(a)Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, ("U.S. GAAP"), and applicable rules and regulations of the Securities and Exchange Commission, ("SEC"), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2021, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for the year ending January 31, 2022 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended January 31, 2021 included in the Company’s prospectus dated June 22, 2021 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.
There have been no material changes in our significant accounting policies as described in our consolidated financial statements for the fiscal year ended January 31, 2021 included in the Final Prospectus.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(b)Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, common stock valuations and stock-based compensation expense, software costs eligible for capitalization, recoverability of long-lived and intangible assets and the allowance for doubtful accounts. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and on assumptions that it believes are reasonable and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.
(c)Fiscal Year
The Company's fiscal year ends on January 31. References to fiscal year 2022, for example, refer to the fiscal year ending January 31, 2022.
(d)Segments
The Company operates in one operating segment because the Company's offerings operate on its single Customer Experience Management Platform, the Company's products are deployed in a similar way, and the Company’s chief operating decision maker evaluates the Company’s financial information and assesses the performance of the Company on a consolidated basis. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
(e)Concentration of Risk and Significant Customers
The Company has no significant off-balance sheet risks related to foreign currency exchange contracts, option contracts or other foreign currency hedging arrangements. The Company’s financial instruments that are potentially subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits generally exceed federally insured limits. The Company’s accounts receivable are derived from invoiced customers located primarily in North America and Europe. The Company performs periodic credit evaluations of its customers and generally does not require collateral.
No single customer accounted for more than 10% of total revenue in the three or six months ended July 31, 2021.
In addition, we rely upon third-party hosted infrastructure partners globally to serve customers and operate certain aspects of our services, such as environments for development testing, training, sales demonstrations, and production usage. Given this, any disruption of or interference at our hosted infrastructure partners would impact our operations and our business could be adversely impacted.
(f)Revenue Recognition
The Company accounts for revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). For further discussion of the Company’s accounting policies related to revenue see Note 3, Revenue Recognition.
(g)Stock-Based Compensation
The Company accounts for stock-based compensation as an expense in the statements of operations based on the awards' grant date fair values.
The Company estimates the fair value of service-based options granted using the Black-Scholes option pricing model. Stock options that include service, performance and market conditions are valued using the Monte-Carlo simulation model. The Black-Scholes option pricing model requires inputs based on certain assumptions, including (a) the fair value per share of our common stock (b) the expected stock price volatility, (c) the calculation of expected term of the award, (d) the risk-free interest rate and (e) expected dividends. A Monte-Carlo simulation is an analytical method used to estimate value by performing a large number of simulations or trial runs and determining a value based on the possible outcomes from these trial runs.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of stock-based payments is recognized as compensation expense, net of expected forfeitures, over the requisite service period which is generally the vesting period, with the exception of the fair value of stock-based payments for awards that include service, performance and market conditions which is recognized as compensation expense over the requisite service period as achievement of the performance objective becomes probable.

The Company issued certain performance stock units ("PSUs"), that vest upon the satisfaction of both time-based service, performance-based and market conditions. The Company estimates compensation cost based on the grant date fair value and recognize the expense on a graded vesting basis over the vesting period of the award. As the PSUs are subject to a market condition (stock price), the grant date fair value is measured using a Monte Carlo simulation approach, which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. The performance-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as a change in control transaction or the effective date of a Qualified IPO. Upon closing of the IPO on June 25, 2021, the performance-based vesting condition was satisfied, and therefore, the Company commenced recognition of compensation expense using the accelerated attribution method over the requisite service period.

The Company estimates fair value of its restricted stock awards (RSU) based on the fair value of the underlying common stock, net of estimated forfeitures. Subsequent to the IPO, the Company determines the fair value using the closing price of its Class A common stock as reported on the date of grant.

(h) Recently Issued Accounting Pronouncements Not Yet Adopted
The JOBS Act allows the Company, as an EGC, to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), and additional changes, modifications, clarifications or interpretations related to this guidance thereafter (“ASU 2016-02”). ASU 2016-02 requires a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, including interim periods within that fiscal year, with early adoption permitted. The Company will record a right of use asset and liability, and is currently evaluating the impact of adoption on the consolidated financial statements. Although the Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures, the Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.
In June 2016, the FASB issued ASU 2016-13, with subsequent amendments, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires immediate recognition of management’s estimates of current expected credit losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, and interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of adoption on the consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. ASU 2020-06 is part of the FASB's simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2020-06 will be effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

3.Revenue Recognition
The Company derives its revenues primarily from two sources:
a.Subscription revenue consists of subscription fees from customers accessing the Company’s cloud based software platform and applications, as well as related customer support services; and
b.Professional services revenue consists of fees associated with providing services that educate and assist the Company’s customers with the configuration and optimization of the Company’s software platform and applications. Professional services revenue also includes managed services fees where the Company’s consultants work as part of its customers’ teams to help leverage the subscription service to execute on their customer experience management goals.

We recognize revenue upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the performance obligation is satisfied

Subscription revenue is recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the Company’s service is made available to customers. Subscription revenue includes customer support services, which together with the accessing of the Company’s cloud based software platform, generally constitute a single performance obligation comprised of a series of distinct services that are substantially the same and have the same pattern of revenue recognition.

Amounts that have been invoiced because they have the unconditional right to consideration are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met, with the majority being invoiced annually in advance of performance obligations. When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in Topic 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. One of the Company’s contracts contained a significant financing component as of July 31, 2021 as a result of an advance payment from a large customer for a multi-year contract in the prior fiscal year. None of the Company’s other contracts contained a significant financing component at July 31, 2021.
Professional services revenues are recognized as the services are rendered for time and materials contracts or on a proportional performance basis for fixed price contracts. The majority of the Company’s professional services arrangements are fixed price contracts.

The Company enters into arrangements where they provide managed services associated with assisting its customers in publishing advertisements on social media channels. As part of those arrangements the Company is occasionally required to purchase advertising space from social media channels on behalf of its customers and invoice those costs back to its customer. Revenue from such arrangements is recognized on a net basis as the Company has determined it is acting as an agent in these transactions.

Some of the Company’s product offerings include service-level agreements warranting defined levels of uptime reliability and performance and permitting those customers to receive credits for future services in the event that we fail to meet those levels. To date, we have not accrued for any significant liabilities in the accompanying condensed consolidated financial statements as a result of these service-level agreements.

For contracts that are modified for changes in contract specification and requirements, the Company analyzes the modification to determine the accounting treatment of the contract modification as a separate contract, prospectively or through a cumulative catch-up adjustment.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Contracts with Multiple Performance Obligations

The Company executes arrangements that include multiple performance obligations (consisting of subscription and professional services). Additionally, the Company is often party to multiple concurrent contracts or contracts pursuant to which a client may purchase a combination of services. At contract inception, the Company determines whether multiple contracts will be combined and accounted for as a single arrangement. Combination is generally required when the economics of the individual contracts cannot be understood without reference to the whole. While certain contracts may be combined, they are reviewed to determine if the contract has multiple distinct performance obligations. These situations require judgment to determine whether the multiple promises are separate performance obligations. Once the Company has determined the performance obligations, the Company determines the transaction price. The Company allocates the transaction price to each performance obligation on a relative standalone selling price ("SSP") basis. The Company then allocates the transaction price to each performance obligation in the contract based on a relative SSP and the corresponding revenues are recognized as the related performance obligations are satisfied.

The determination of SSP for each distinct performance obligation requires judgement. The Company rarely sells its enterprise cloud software products and services as readily observable standalone sales, so the Company is required to estimate the SSP for each performance obligation. In the determination of the SSP, the Company uses information that includes contractually stated prices, market conditions, costs, renewal contacts, list prices, internal discounting tables and other observable inputs. In making these judgments, the Company analyzes various factors, including the Company’s pricing methodology and consistency, size of the arrangement, length of term, customer demographics and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers.

Costs to Obtain Customer Contracts

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which we have estimated to be three years. We determined the period of benefit by taking into consideration the length of our customer contracts, customer relationship period, our technology lifecycle, and other factors. Sales commissions paid for renewals are not commensurate with commissions paid on the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Amortization expense is recorded in sales and marketing expense within our condensed consolidated statement of operations.

Capitalized costs to obtain customer contracts as of July 31, 2021 were $51.9 million, of which $26.6 million is included in prepaid expenses and other current assets and $25.3 million within other non-current assets. During the three and six months ended July 31, 2021, the Company amortized $7.1 million and $13.7 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.

Capitalized costs to obtain customer contracts as of July 31, 2020 were $37.3 million, of which $20.0 million is included in prepaid expenses and other current assets and $17.3 million within other non-current assets. During the three and six months ended July 31, 2020, the Company amortized $5.0 million and $9.8 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.

Deferred Revenue

The Company invoices customers for subscriptions to our products in varying billing cycles with the majority being invoiced annually in advance of performance obligations, and accounts receivable are recorded when the right to consideration becomes unconditional. Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized.

The term between invoicing and when payment is due is not significant and the Company generally does not provide financing arrangements to customers. Deferred revenue associated with performance obligations that are anticipated to be satisfied, and thus to be revenue recognized, during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company recognized revenue of $96.9 million and $153.5 million for three and six months ended July 31, 2021, respectively, and $78.7 million and $124.6 million for the three and six months ended July 31, 2020, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. At July 31, 2021 and January 31, 2021, contract assets were $1.6 million and $0.8 million, respectively, and were included in prepaid expenses and other current assets.

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues and amounts that will be invoiced and recognized in future periods.

As of July 31, 2021, our remaining performance obligations were $457.4 million, approximately $332.1 million of which we expect to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

Disaggregation of Revenues
The Company disaggregates its revenue from contracts with customers by geographic location and market, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors. Refer to Note 14, Geographic Information, for revenue by geographic location.

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	July 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair value
Corporate bonds	$24,335	$—	$(1)	$24,334
U.S. government and agency securities	65,476	5	—	65,481
Commercial paper	24,991	—	—	24,991
Marketable securities	$114,802	$5	$(1)	$114,806

	January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair value
Corporate bonds	$26,894	$—	$(2)	$26,892
U.S. government and agency securities	125,804	20	—	125,824
Commercial paper	59,936	—	—	59,936
Marketable securities	$212,634	$20	$(2)	$212,652
As of July 31, 2021 and January 31, 2021, the maturities of available-for-sale marketable securities did not exceed 12 months.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of July 31, 2021, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents:
Money market funds	$407,406	$—	$—	$407,406
Marketable Securities:
Corporate bonds	—	24,334	—	24,334
U.S. government and agency securities	—	65,481	—	65,481
Commercial paper	—	24,991	—	24,991
Total financial assets	$407,406	$114,806	$—	$522,212
The following table represents the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of January 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents:
Money market funds	$37,451	$—	$—	$37,451
Marketable Securities:
Corporate bonds	—	26,892	—	26,892
U.S. government and agency securities	—	125,824	—	125,824
Commercial paper	—	59,936	—	59,936
Total financial assets	$37,451	$212,652	$—	$250,103
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate debt securities, U.S. government agencies, certificates of deposit, and U.S. government treasury securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
The Company's primary objective when investing excess cash is preservation of capital, hence the Company's marketable securities consist primarily of U.S. Treasury securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities as we may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of July 31, 2021 and January 31, 2021, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of July 31, 2021 and January 31, 2021, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of July 31, 2021 and January 31, 2021, there were no securities that were in an unrealized loss position for more than twelve months. We have not recorded any impairments, as we believe any such losses would be immaterial based on the high-grade credit rating for each of our marketable securities as of the end of each period.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Prepaid hosting and data costs	$45,567	$58,386
Prepaid software costs	3,973	3,771
Capitalized commissions costs, current portion	26,598	24,294
Prepaid insurance	4,846	289
Contract assets	1,601	824
Other	11,585	8,255
Prepaid expenses and other current assets	$94,170	$95,819

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Computer equipment	$11,593	$7,921
Office furniture and other	1,157	1,193
Leasehold improvements	3,547	3,500
Less accumulated depreciation and amortization	(10,192)	(8,598)
Total fixed assets, net	6,105	4,016
Capitalized internal-use software	18,938	16,224
Less accumulated amortization	(12,720)	(11,229)
Total capitalized internal-use software	6,217	4,995
Property and equipment, net	$12,322	$9,011
Depreciation and amortization expense for property and equipment was $1.0 million and $0.6 million in the three months ended July 31, 2021 and 2020, respectively, and $1.8 million and $1.2 million in the six months ended July 31, 2021 and 2020, respectively.
Amortization expense for capitalized internal-use software was $0.8 million and $0.6 million in the three months ended July 31, 2021 and 2020, respectively, and $1.5 million and $1.2 million in the six months ended July 31, 2021 and 2020, respectively.
The Company capitalized internal-use software costs, including stock-based compensation, of $1.7 million and $0.8 million in the three months ended July 31, 2021 and 2020, respectively, and $2.7 million and $1.5 million in the six months ended July 31, 2021 and 2020, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2021	January 31, 2021
Bonuses	$9,999	$17,783
Commissions	9,138	13,346
Employee liabilities (1)	18,186	15,040
Purchased media costs (2)	2,455	2,695
Accrued sales and use tax liability	6,054	5,667
Accrued income taxes	2,695	677
Professional services	1,293	1,603
Other	10,456	6,359
	$60,276	$63,170
(1) Includes $1.5 million of accrued ESPP employee contributions at July 31, 2021. Refer to Note 11, Stock-based Compensation, for further discussion of the Company's ESPP.
(2) Purchased media costs consist of amounts owed to the Company’s vendors for the purchase of advertising space on behalf of its customers.

7. Goodwill
The changes in the carrying amount of goodwill for the periods presented were as follows (in thousands):

	July 31, 2021	January 31, 2021
Balance at beginning of period	$46,823	$47,100
Effect of exchange rates	25	(277)
Balance at end of period	$46,848	$46,823

8. Debt
The following table summarizes the Company's long-term debt at January 31, 2021 (in thousands):

January 31, 2021

Senior Subordinated Secured Convertible Note	$75,000
Paid-in-kind interest	5,390
Principal balance	80,390
Less: Unamortized debt discounts and issuance costs	(1,542)
Revolving credit facility	—
Total Debt	$78,848

There was no long-term debt outstanding at July 31, 2021.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Senior Subordinated Secured Convertible Notes

On May 20, 2020 (the “NPA Closing Date”), the Company issued senior subordinated convertible notes for an aggregate principal amount of $75 million pursuant to the Company’s Senior Subordinated Secured Convertible Note Purchase Agreement, dated May 20, 2020, by and among the Company, its subsidiaries, TPG Specialty Lending Inc., as Administrative Agent and Arranger (“TPG”), and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of May 20, 2025 (the “Notes”). The Notes were issued for face amount net of a closing fee of 1.05% on the entire $150 million commitment for all Notes (corresponding to an original issue discount of 2.1% on the Notes) and carried a fixed rate of 9.875% per annum. The interest was paid in kind by increasing the principal amount of the Notes. The Notes were sold at a price and had a value at issuance not significantly in excess of the face amount; accordingly, none of the proceeds were allocated to equity.

Upon the completion of the IPO, the Notes automatically converted pursuant to their terms into 9,694,004 shares of Class B common stock.

Interest Expense

The following table presents the components of interest expense incurred on the Notes for the three and six months ended July 31, 2021 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Interest expense at coupon rate	$1,220	$1,481	$3,182	$1,481
Amortization of debt discounts and issuance costs	32	36	84	36
Total interest expense	$1,252	$1,517	$3,266	$1,517

The debt discount was amortized to interest expense at an annual effective interest rate of 10.3% over the contractual terms of the Notes. Interest expense is included in Other expense, net on the condensed consolidated income statement of operations.

Credit Agreement

The Company maintains a credit agreement with Silicon Valley Bank (the "Credit Agreement"). Under the terms of the Credit Agreement, the Company can borrow up to $50.0 million on its revolving credit loan facility on its revolving credit loan facility at the higher of prime interest rate plus 0.25% or federal funds effective rate plus 0.50% plus 0.25%. The Amended Credit Agreement, which expires on June 21, 2022, requires the Company to maintain certain monthly adjusted quick ratio and quarterly minimum consolidated adjusted earnings before income taxes, depreciation and amortization. At July 31, 2021 and January 31, 2021, the Company had no amounts outstanding under the Credit Agreement.

9. Commitments and Contingencies
Leases
The Company leases certain office facilities under operating lease arrangements that expire on various dates through 2024. Under the terms of the leases, the Company is responsible for certain operating expenses, such as insurance, property taxes, and maintenance expenses. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the terms of the leases.
Deferred rent as of July 31, 2021 was $2.0 million, $1.3 million of which was recorded in Accrued expenses and other current liabilities and $0.7 million of which was recorded in Other liabilities, long-term in the condensed consolidated balance sheets.
Deferred rent as of January 31, 2021 was $2.2 million, $1.3 million of which was recorded in Accrued expenses and other current liabilities and $0.9 million of which was recorded in Other liabilities, long-term in the condensed consolidated balance sheets.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Rent expense under these operating leases was $1.6 million and $1.7 million in the three months ended July 31, 2021 and 2020, respectively, and $3.2 million and $3.6 million in the six months ended July 31, 2021 and 2020, respectively.
At July 31, 2021 and January 31, 2021, the Company had no capital leases. As of July 31, 2021, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

July 31, 2021
2022 (remaining six months)	$5,213
2023	6,458
2024	4,961
2025	1,848
2026 and thereafter	3,654
Total	$22,134
Letters of Credit
During the six months ended July 31, 2021, the Company issued letters of credit with aggregate availability of $0.8 million primarily related to one of our leases. The Company has not drawn down on these letters of credit as of July 31, 2021. No material letters of credit were outstanding as of January 31, 2021.
Contractual Obligations and Commitments
The Company has non-cancelable minimum guaranteed purchase commitments for data and hosting services as of January 31, 2021 as follows (in thousands):

Fiscal year ended January 31,
2022	$17,859
2023	28,743
2024	62,792
2025	52,833
2026 and thereafter	51,500
Total	$213,727
There were no material contractual obligations or commitments that were entered into during the six months ended July 31, 2021 that were outside the ordinary course of business.
Legal Matters
From time to time, the Company, various subsidiaries, and certain current and former officers may be named as defendants in various lawsuits, claims, investigations and proceedings arising from the normal course of business. The Company may also become involved with contract issues and disputes with customers. With respect to litigation in general, based on the Company’s experience, management believes that the damages amounts claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and intends to vigorously contest each of them.
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.  In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
On September 7, 2017, a complaint was filed against the Company in the Circuit Court of the State of Oregon alleging breach of contract and violation of Uniform Trade Secrets Act, among other complaints. On September 5, 2018, the case was moved from a state court to a federal court based on the Company’s motion. The Company continues to vigorously defend this lawsuit and believes it has a meritorious defense to the matter. Opal seeks declarative and injunctive relief as well as damages, which Opal claims exceed $50 million. The Company denies all allegations and is vigorously contesting them. Trial in this matter is tentatively calendared for October 12, 2021, subject to the possibility of further postponement as COVID-related delays impact the court system. At this time the Company cannot predict the probability of outcome or estimate a range of possible loss.

10. Stockholders’ Equity
Common Stock
In connection with the IPO, on June 25, 2021, the Company filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 2,000,000,000 shares of Class A common stock with a par value of $0.00003 per share, 310,000,000 shares of Class B common stock with a par value of $0.00003 per share, and 20,000,000 shares of designated preferred stock with a par value of $0.00003 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of Class A common stock and Class B common stock will be entitled to share equally, identically and ratably, on a per share basis, with respect to any dividend or distribution of cash or property paid or distributed by the company, unless different treatment of the shares of the affected class is approved by the affirmative vote of the holders of a majority of the outstanding shares of such affected class, voting separately as a class.

Convertible Preferred Stock
Upon the close of the Company’s IPO on June 25, 2021, all of the then-outstanding shares of convertible preferred stock were automatically converted into an aggregate of 120,902,273 of shares of Class B common stock on a one-to-one basis and the carrying value was reclassified into Class B common stock and additional paid-in capital on the condensed consolidated balance sheet.
Common Stock Warrants
In fiscal year 2021, the Company issued warrants allowing the holders of both the Series G-1 and Series G-2 preferred stock to purchase up to 2.5 million shares of common stock for $10.00 per share. The warrants expire on October 7, 2025. The Company recognized the fair value of the warrants of $7.6 million as additional-paid-in capital using the Black-Scholes option pricing model and an equivalent discount that reduced the carrying value of the Series G-1 and Series G-2 preferred stock to $95.9 million and $95.9 million, respectively.
During 2012, the Company issued fully vested warrants to purchase 231,000 shares of common stock at an exercise price of $0.08 to SVB as part of a loan agreement. On June 29, 2021, 230,259 shares of Class B common stock were issued upon the cashless exercise of these common stock warrants.

11. Stock-Based Compensation
Equity Incentive Plans
The Sprinklr, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) provided certain equity grants to the Company’s employees, directors, consultants and service providers. The 2011 Plan was terminated as to future awards in June 2021 upon the adoption of the Sprinklr, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), although it continues to govern the terms of any equity grants that remain outstanding under the 2011 Plan.

The Company’s board of directors adopted the 2021 Plan in May 2021, which was subsequently approved by our stockholders and became effective on June 22, 2021. Initially, the maximum number of share of the Company’s Class A common stock that may be issued under the 2021 Plan is 80,401,680 shares, which includes (1) 25,480,000 new shares of Class A common stock and (2) shares subject to outstanding awards granted under the 2011 Plan that expire or otherwise terminate or that are not issued or are otherwise reacquired by the Company under certain circumstances. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031, by an amount equal to 5% of the

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
number of our Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors.

Our 2021 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit (RSU) awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of our affiliates, as permitted by law.

Performance Share Units
On January 28, 2021, the Company granted 3,100,000 shares of PSUs that vest over a five year period if certain performance conditions are met. Following an IPO, the PSUs will vest on the date on which the volume weighted-average trading price of the Company's Class A common stock has, for 45 consecutive trading days, equaled or exceeded pre-determined threshold prices ranging between $30 and $100, or upon a change in control of the Company. If the first threshold of $30 is not met, then no shares will vest. Each PSU is equal to and paid in one share of our Class B common stock. The number of shares actually issued will range from zero to 3,100,000 shares in the aggregate.
To determine the fair value of the PSUs, the Company utilized a Monte Carlo simulation, a computational algorithm which allows us to model the impact of one or more, often uncertain, variables on the value of complex securities and evaluate many possible outcomes to forecast the stock price of the Company. As part of the valuation, the Company considered various scenarios related to the pricing, timing and probability of an IPO. The Company applied an annual equity volatility of 40.0%, a risk-free rate of 0.42%, fair value of common stock of $9.07 and an expected term of five years to arrive at a valuation of $3.5 million on the grant date.
The performance-based vesting condition was satisfied on the effective date of the registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock. Such event was not deemed probable until consummated, and therefore, stock-based compensation related to these PSUs remained unrecognized prior to the effectiveness of the IPO. Upon closing of the IPO on June 25, 2021, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $0.4 million using the accelerated attribution method for the portion of the PSU awards for which the service-based vesting condition has been partially satisfied.
Chief Executive Officer Stock Option Agreement
On March 18, 2019, the Company granted options to purchase 9,274,528 shares of common stock to its Chief Executive Officer. The grant is split into four tranches, each covering 2,318,632 shares of common stock.  Tranche 1 vests over three years.  Tranche 2, 3 and 4 are performance based, with tranche 2 vesting upon an IPO or change of control and tranches 3 and 4 vesting in the event of both i) an IPO or change of control and ii) the Company’s share price equaling or exceeding a certain value at or after the occurrence of an IPO or change of control. For the 6,955,896 options that are subject to the performance conditions that are triggered upon IPO or a change of control, stock-based compensation expense remained unrecognized prior to the effectiveness of the IPO. On June 25, 2021, the performance-based vesting condition was satisfied and 2,318,632 options under tranche 2 vested and the Company recognized cumulative stock-based compensation expense of $5.8 million using the accelerated attribution method for the portion of the PSU awards for which the service-based vesting condition has been fully or partially satisfied. The remaining $0.3 million associated with tranches 3 and 4 will be recognized through the subsequent remaining requisite service period, or March 24, 2022.
To determine the fair value of our stock options that include market conditions (tranche 3 and 4), the Company utilized a Monte Carlo simulation, which allows for the modeling of complex securities and evaluate many possible outcomes to forecast the stock price of the Company post-IPO. As part of the valuation, the Company considered various scenarios related to the pricing, timing and probability of an IPO. The Company applied an annual equity volatility of 44%, a risk-free rate of 2.6%, fair value of the common stock of $4.25 and an expected term of ten years to arrive at a valuation of $1.7 million on the grant date.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the Plan for all periods presented is as follows:

	Number of stock options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(in thousands)		(in years)	(in thousands)
Balance as of January 31, 2021	46,455	4.37	7.7	$218,450
Granted	10,645	11.43
Exercised	(8,546)	1.95
Cancelled/forfeited	(1,743)	8.46
Balance as of July 31, 2021	46,811	6.26	8.3	$612,148

Exercisable as of July 31, 2021	14,012	$4.02	7.2	$214,665
Vested and expected to vest as of July 31, 2021	36,942	$5.69	8.0	$504,410

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s share price of $19.34 as of July 31, 2021 for options that were in-the-money as of that date.
The weighted-average grant date fair value of options granted and the total intrinsic value of options exercised during the periods presented were as follows:

	Six Months Ended July 31,
	2021	2020

Weighted average grant date fair value of options granted	$5.58	$2.05
Total intrinsic value of options exercised (in thousands)	$72,921	$6,199

The total estimated grant date fair value of options vested in the six months ended July 31, 2021 and 2020 was $13.2 million and $7.7 million, respectively.
Determining Fair Value of Stock Options
The fair value of each option grant with service and performance conditions is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Six Months Ended July 31,
	2021	2020
Expected term (in years)	6.0	6.0
Risk-free interest rate	0.9% - 1.4%	0.4% - 0.8%
Expected volatility	50.9% - 52.1%	42.3% - 45.3%
Expected dividend rate	0%	0%
Fair value of common stock	$10.96 - $14.02	$4.93

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The assumptions were based on the following for each of the periods presented:
Expected term—The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. As all of the Company’s option grants are considered to be “plain vanilla,” the Company determined the expected term using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and contractual terms of the stock-based award.
Risk-free interest rate—The risk-free interest rate is based on U.S. Treasury zero coupon issues with remaining terms similar to the expected term on the options.
Expected volatility—Since the Company has no trading history by which to determine the volatility of its own common stock price, the expected volatility being used is derived from the historical stock volatilities of a representative industry peer group of comparable publicly listed companies over a period approximately equal to the expected term of the options.
Expected dividend rate—The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
Fair value of common stock – Prior to the IPO, the fair value of common stock underlying the stock options had historically been determined by the Board of Directors, with input from the Company’s management. The Board of Directors previously determined the fair value of the common stock at the time of grant of the options by considering a number of objective and subjective factors, including valuations of comparable companies, sales of common stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. Subsequent to the IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of the Company’s Class A common stock, which is traded publicly on the New York Stock Exchange.
Forfeiture Rate - The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All service-based stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
Restricted Stock Units
A summary of the Company’s RSU award activity was as follows:

	Number of restricted shares outstanding	Weighted Average Grant Date Fair Value
	(in thousands)
Balance as of January 31, 2021	450	$7.26
Granted	56	17.60
Balance as of July 31, 2021	506	$8.41

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
On January 28, 2021, the Company granted 300,000 RSUs that have vesting conditions, including the completion of an IPO or change in control event, and the achievement of a service condition. The service condition is a time-based condition met over a period of five years, with 20% met after one year, and then equal quarterly installments over the succeeding four years. The performance-based vesting condition is satisfied on the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock. Such event was not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the effectiveness of the IPO. Upon completion of our IPO on June 25, 2021, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $0.6 million using the accelerated attribution method for the portion of the RSU awards for which the service-based vesting condition has been partially satisfied.
Employee Stock Purchase Plan
The Board of Directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”) on May 20, 2021, which was subsequently approved by our stockholders and became effective on June 22, 2021. The ESPP authorizes the initial issuance of up to 5,100,000 shares of the Company’s Class A common stock to certain eligible employees or, as designated by the board of directors, employees of a related company. The ESPP provides that the number of shares of Class A common stock reserved and available for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 15,300,000, or such lesser number of shares as determined by the Company’s board of directors.
Our ESPP will include two components. One component will be designed to allow eligible U.S. employees to purchase our Class A common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code. The other component will permit the grant of purchase rights that do not qualify for such favorable tax treatment in order to allow deviations necessary to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws.

The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 5,000 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 12 months in length and is comprised of two purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year. The first offering period commenced on June 23, 2021 and is scheduled to end on the first trading day on or before June 15, 2022.

ESPP employee payroll contributions accrued at July 31, 2021 totaled $1.5 million and are included within accrued compensation in the condensed consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date. The Company recorded stock-based compensation of $0.9 million during the three and six months ended July 31, 2021 in connection with the ESPP.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of the share purchase rights granted under the ESPP during the six months ended July 31, 2021 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended July 31,
2021
Expected term (in years)	0.9
Risk-free interest rate	0.05% - 0.08%
Expected volatility	55.70% - 57.00%
Expected dividend rate	0%
Fair value of common stock	$22.37
Deferred Stock Compensation Plan
In May 2020, the Company implemented a program which provides eligible employees the opportunity, through regular payroll deductions, to purchase shares of the Company's common stock worth between 10% to 25% of the employee's salary as elected by the participant, subject to certain caps set forth under the program. Employees may purchase shares of the Company’s common stock at the lower of the fair value of the common stock at the beginning or ending date of the purchase period, which commenced on June 1, 2020 and concluded on June 1, 2021. Receipt of common stock under this program was contingent on continued employment through June 1, 2021.
This share-settled obligation was recognized in June 2021, at which point the employees were granted shares under this program. In determining the fair value of the right to purchase under this program, the Company used the Monte-Carlo simulation and applied an annual equity volatility of 48.2%, a risk-free rate of 0.17%, fair value of the common stock of $4.93 and an expected term of one year to arrive at a valuation of $1.9 million for the put right, resulting in a grant date fair value of $5.86. The Company recognized $3.4 million of stock-based compensation expense in the six months ended July 31, 2021 related to shares issuable pursuant to this program. On June 7, 2021, the Company issued 1,769,945 shares in connection with this program based on the fair value of the common stock at the beginning of the purchase period.
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Costs of subscription	$443	$314	$822	$518
Costs of professional services	737	315	1,022	454
Research and development	1,501	607	2,729	1,087
Sales and marketing	4,766	2,756	8,966	4,105
General and administrative	9,179	1,853	11,993	3,243
Stock-based compensation, net of amounts capitalized	16,626	5,845	25,532	9,407
Capitalized stock-based compensation	233	—	233	—
Total stock-based compensation	$16,859	$5,845	$25,765	$9,407

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Equity classified awards	$16,609	$5,595	$25,265	$8,990
Other awards (1)	250	250	500	417
	$16,859	$5,845	$25,765	$9,407
(1) Nonemployee grant recorded over five years, representing the same period and in the same manner as if the grantor had paid cash for the services instead of paying with or using the share-based payment award.

As of July 31, 2021, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was as follows:

	July 31, 2021
	Unrecognized expense	Weighted average expense recognition period
	(in thousands)	(in years)
Stock options	$54,312	3.1
Performance share units	3,190	3.6
Restricted stock units	2,961	1.9
ESPP	11,870	0.9

12. Net (Loss) Income Per Share
The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to ordinary shareholders for the period to be allocated between ordinary shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers its convertible preferred shares to be participating securities as the holders of the convertible preferred shares would be entitled to dividends that would be distributed to the holders of ordinary shares, on a pro-rata basis assuming conversion of all convertible preferred shares into ordinary shares. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss was not allocated to the Company’s participating securities.

Basic (loss) income per share is computed by dividing net loss attributable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. In periods when the Company has income, the Company calculates basic earnings per share using the two-class method, if required, pursuant to ASC 260, Earnings Per Share. The two-class method was required effective with the issuance of convertible preferred stock in the past because this class of stock qualified as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for a period are allocated on a pro rata basis to the common stockholders and to the holders of convertible preferred stock based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

Following the Company's IPO, the Company has two classes of common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. All shares of the Company's capital stock outstanding immediately prior to the Company's IPO, including all shares held by executive officers, directors and their respective affiliates, and all shares issuable on the conversion of outstanding convertible preferred stock, were converted into shares of the Company's Class B common stock immediately prior to the completion of the offering. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both individual and combined basis.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net (loss) income per share - basic:
Numerator:
Net (loss) income	$(33,247)	$3,009	$(47,944)	$(8,198)
Less: amounts allocated to participating securities	—	(1,625)	—	—
Net (loss) income attributable to Class A and Class B common stockholders - basic	(33,247)	1,384	(47,944)	(8,198)
Weighted-average shares outstanding used in computing net loss per share attributable to Class A and Class B common stockholders - basic	167,590	87,196	133,479	86,787
Net (loss) income per common share attributable to Class A and Class B common stockholders - Basic	$(0.20)	$0.02	$(0.36)	$(0.09)
Net (loss) income per share - diluted:
Net (loss) income Per Share available to Class A and Class B common stockholders - diluted	(33,247)	3,009	(47,944)	(8,198)
Weighted-average shares outstanding (basic)	167,590	87,196	133,479	86,787
Preferred stock	—	102,408	—	—
Stock options	—	11,138	—	—
Restricted stock	—	165	—	—
Common stock warrants	—	227	—	—
Convertible note	—	—	—	—
Weighted-average shares outstanding used in computing net loss per share attributable to Class A and Class B common stockholders - diluted	167,590	201,134	133,479	86,787

Net (loss) income per common share attributable to Class A and Class B common stockholders - diluted	$(0.20)	$0.01	$(0.36)	$(0.09)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Convertible Preferred Stock	—	—	—	102,408
Options to purchase common stock	46,811	—	46,811	47,243
Convertible note	—	7,283	—	7,283
Performance share units	3,175	—	3,175	—
Restricted stock units	506	—	506	300
ESPP	79	—	79	—
Deferred stock compensation plan	—	317	—	317
Warrants to purchase common stock	2,500	—	2,500	231
Total shares excluded from net (loss) income per share	53,071	7,600	53,071	157,782

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
There were 4,637,333 and 6,956,000 stock option awards associated with the Chief Executive Officer Stock Option Agreement excluded from our diluted net loss per share calculations for the six months ended July 31, 2021 and 2020, as such awards were contingently issuable based on market or performance conditions, and such conditions has not been achieved during the period.

13. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended July 31, 2021 and 2020, the Company recorded an income tax expense of $2.5 million and $0.4 million, respectively, and income tax expense of $4.3 million and $1.8 million in the six months ended July 31, 2021 and 2020, respectively.
The Company's effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company's U.S. deferred tax assets, partially offset by state taxes and the foreign tax rate differential on non-U.S. income.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence. As of July 31, 2021, the Company continues to maintain a full valuation allowance against the deferred tax assets for the U.S. and certain international entities.

Unrecognized Tax Benefits

The Company has income tax audits in progress in India for the 2016-17 and 2017-18 fiscal years. Based on the preliminary audit findings, primarily related to transfer pricing, the Company has recorded a reserve of $0.4 million, including interest, as of July 31, 2021. The Company intends to vigorously pursue rejection or reduction of any assessment raised. During the quarter ending July 31, 2021, the Company reassessed its transfer pricing tax position in India and recorded a $0.7 million reserve related to several open fiscal years that are not under audit.

14. Geographic Information
The Company operates in one segment. The Company’s products and services are sold throughout the world. The Company’s chief operating decision maker (the “CODM”) is the chief executive officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation, expense allocation or profitability by product or geography.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud based software platform (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Americas	$74,928	$61,370	$146,240	$123,273
EMEA	33,866	23,793	64,432	46,945
Other	9,898	8,335	19,000	16,268
	$118,692	$93,498	$229,672	$186,486

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The United States was the only country that represented more than 10% of the Company's revenues in three months ended July 31, 2021 and 2020 and the six months ended July 31, 2021 and 2020, respectively, comprising of $70.3 million, $58.2 million, $136.9 million and $116.8 million, respectively.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of July 31, 2021 and January 31, 2021, long lived assets by geographic region were as follows (in thousands):

	July 31, 2021	January 31, 2021

Americas (1)	$8,192	$6,135
EMEA	2,096	1,474
Other	2,034	1,402
	$12,322	$9,011
(1) Includes $8.1 million and $6.0 million of fixed assets held in the United States at July 31, 2021 and January 31, 2021, respectively.

15. Subsequent Events
On September 3, 2021, the Company entered into a purchase agreement with Voicezen India Private Limited ("Voicezen") to purchase certain intellectual property and trademarks for a purchase price of $3.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2021 included in our final prospectus, or the Final Prospectus, that forms a part of the Registration Statement on Form S-1 (File No. 333-256657) for our initial public offering, or our IPO, dated as of June 22, 2021, and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) under the Securities Act on June 24, 2021. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

Sprinklr empowers the world’s largest and most loved brands to make their customers happier.

We do this with a new category of enterprise software – Unified Customer Experience Management, or Unified-CXM, – that enables every customer-facing function across the front office, from Customer Care to Marketing, to collaborate across internal silos, communicate across digital channels, and leverage a complete suite of modern capabilities to deliver better, more human customer experiences at scale – all on one unified, AI-powered platform.

Our Unified-CXM platform utilizes an architecture purpose-built for managing CXM data and is powered by proprietary AI, collaborative workflow, seamless automation, broad-based listening, and customer-led governance to help enterprises analyze massive amounts of unstructured and structured data.

We generate revenue from the sale of subscriptions to our Unified-CXM platform and related professional services. Our platform includes products that are licensed on a per-user basis as well as products that are licensed based on different tiers of volume.

We believe our Unified-CXM platform is highly effective for organizations of all sizes and we have a highly diverse group of customers across a broad array of industries and geographies. We focus primarily on selling our platform to large global enterprises, as we believe we have significant competitive advantages attracting and serving such organizations given their complex needs and the broad capabilities our platform offers.

Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 60 countries and use our AI powered CXM platform in over 50 languages. As of July 31, 2021, we had 1,062 customers spanning organizations of a broad range of sizes and industries, including more than 50% of the Fortune 100 companies, compared to 950 customers as of July 31, 2020.

We believe that our ability to increase the number of large customers is an indicator of our market penetration, strategic demand for our platform, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and its broad range of capabilities, coupled with the mainstream adoption of cloud-based technology, has expanded the diversity of our large customer base to include organizations of different sizes across virtually all industries. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of July 31, 2021, we had 74 large customers compared to 60 as of July 31, 2020.

We believe our dollar-based net revenue expansion rate, or net dollar expansion rate, is an indicator of the value that our platform delivers to customers. We calculate our net dollar expansion rate to measure our ability to retain and expand subscription revenue from our existing customers. Our net dollar expansion rate compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate our net dollar expansion rate by dividing (1) subscription revenue in the trailing 12-month period from those customers who were on our platform during the prior 12-month period by (2) subscription revenue from the same customers in the prior 12-month period. Our net dollar expansion rate, on a trailing 12-month basis, was 114% and 118% for the 12-month periods ending July 31, 2021 and 2020, respectively.

Impact of COVID-19

In response to the ongoing COVID-19 pandemic, we have taken broad actions to mitigate the impact of this public health crisis on our business, including, among other measures, implementing a temporary work from home policy across all offices globally, new operating guidelines for our offices based on local conditions, restrictions on work-related travel, and additional wellness benefits for employees. In addition, our customers and partners have similarly been impacted, all of which have the potential to result in a significant disruption to how we operate our business. Although we believe our business is well-suited to navigate the current environment, the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted at this time, and the direct or indirect impact on our business, results of operations, and financial condition will depend on future developments that are highly uncertain. We have experienced, and may continue to experience, an adverse impact on certain parts of our business. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, sales productivity, the value and duration of subscriptions, collections of accounts receivable, our IT and other expenses, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition. We have also experienced, and may continue to experience, a positive impact on other aspects of our business, including a reduction in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer and employee events. See the section titled “Risk Factors” for further discussion of the challenges and risks we have encountered and could encounter related to the COVID-19 pandemic. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods.
Components of Results of Operations
Revenue

We generate revenue from the sale of subscriptions to our Unified-CXM cloud-based software platform and related professional services.

Subscription revenue consists primarily of fees from customers accessing our proprietary Unified-CXM platform, as well as related support services. Subscription revenue is generally recognized ratably over the related contract term beginning on the commencement date of each contract, which is generally the date our service is made available to customers. Our subscriptions typically have a term of one to three years with an average term of approximately 18 months. We generally invoice our customers in annual installments at the beginning of each year in the subscription period.

Professional services revenue consists of fees associated with providing services that assist our customers with the configuration and optimization of our Unified-CXM software. These fees also include managed services fees where our consultants work as part of our customers’ teams to help leverage the subscription services to execute on their customer experience management goals and enablement services which consist of initial design, configuration and education services.

Costs of Revenue

Costs of Subscription Revenue

Costs of subscription revenue consists primarily of costs to host our software platform, data costs including cost of third-party data utilized in our platform, personnel-related expenses for our subscription and support operations personnel, including salaries, benefits, bonuses, and stock-based compensation professional fees, software costs, travel expenses, the amortization of our capitalized internal-use software and allocated overhead expenses including facilities costs for our subscription and support operations. We expect that costs of subscription revenue will increase in absolute dollars as we expand our customer base and make continued investments in our cloud infrastructure and support organization.

Costs of Professional Services Revenue

Costs of professional services revenue consists primarily of personnel-related expenses for our professional services personnel, professional fees, software costs, subcontractor costs, travel expenses and allocated overhead expenses, including facilities costs, for our professional services organization. We expect our cost of professional services revenue will increase in absolute dollars as we expand our customer base.

Gross Profit and Gross Margin

Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors including our pricing, our mix of revenues and the costs required to deliver those revenues.

Our gross margin on subscription revenue is significantly higher than our gross margin on professional services revenue so our gross margin may vary from period to period if our mix of revenue or cost of revenue fluctuates. In addition, because personnel-related expenses represent the largest component in cost of professional services revenue, we may experience changes in our professional services gross margin due to the timing of delivery of those services. We expect our gross margin may vary from period to period and increase modestly in the long term. The level and timing of investment in our professional services business could affect our cost of revenue in the future and cause our gross margin to fluctuate.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses.

Research and Development Expenses

Research and development expenses consist primarily of costs relating to the maintenance, continued development and enhancement of our cloud-based software platform and include personnel-related expenses for our research and development organization, professional fees, travel expenses and allocated overhead expenses, including facilities costs. Research and development expenses are expensed as incurred, except for internal-use software development costs that qualify for capitalization. We expect research and development expenses to increase in absolute dollars as we continue to invest in enhancing and expanding the capabilities of our Unified-CXM platform.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel-related expenses for our sales and marketing organization, professional fees, software costs, advertising, marketing, promotional and brand awareness activities, travel expenses and allocated overhead expense, including facilities costs. Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit. We intend to continue to invest in sales and marketing to help drive the growth of our business. During the short term we expect travel expenses to remain lower than our historical norms as we focus our marketing and sales activities on virtual platforms. However, we expect our sales and marketing expenses will increase in absolute dollars as we continue to invest in sales and marketing activities to acquire new customers and increase sales to existing customers. In the long term, we expect sales and marketing expenses will decline as a percentage of revenue.

General and Administrative Expenses

General and administrative expenses include personnel costs associated with administrative services such as legal, human resources, information technology, accounting, and finance functions, as well as professional fees, software costs, travel expenses and allocated overhead expense, including facilities costs and any corporate overhead expenses not allocated to other expense categories.

We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business. We also anticipate that we will incur additional costs for employees and third-party consulting services as we prepare to become and operate as a public company which may cause our general and administrative expenses to fluctuate as a percentage of revenue from period to period.

Other Expense, net

Other expense, net, consists of interest expense, interest income on invested cash and cash equivalents and marketable securities, foreign currency transaction gains and losses and other expenses and gains.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and U.S. jurisdictions in which we conduct business. Our annual estimated effective tax rate differed from the U.S. federal statutory rate primarily due to a full valuation allowance related to our U.S. deferred tax assets, partially offset by U.S. current state taxes and foreign tax rate differential on non-U.S. income.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended July 31,			Six Months Ended July 31,
	2021	2020		2021	2020
Revenue:
Subscription	$103,307	$82,807		$200,079	$164,467
Professional services	15,385	10,691		29,593	22,019
Total revenue:	118,692	93,498		229,672	186,486
Costs of revenue:
Costs of subscription (1)	22,341	16,314		43,392	36,253
Costs of professional services (1)	14,997	10,980		25,655	22,503
Total costs of revenue	37,338	27,294		69,047	58,756
Gross profit	81,354	66,204		160,625	127,730
Operating expenses:
Research and development (1)	15,087	8,152		28,215	16,480
Sales and marketing (1)(2)	70,249	42,273		130,887	91,832
General and administrative (1)	25,323	10,926		41,531	22,467
Total operating expenses	110,659	61,351		200,633	130,779
Operating (loss) income	(29,305)	4,853		(40,008)	(3,049)
Other expense, net	(1,436)	(1,468)		(3,627)	(3,361)
(Loss) income before provision for income taxes	(30,741)	3,385	—	(43,635)	(6,410)
Provision for income taxes	2,506	376		4,309	1,788
Net (loss) income	$(33,247)	$3,009		$(47,944)	$(8,198)

(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Costs of subscription	$443	$314	$822	$518
Costs of professional services	737	315	1,022	454
Research and development	1,501	607	2,729	1,087
Sales and marketing	4,766	2,756	8,966	4,105
General and administrative	9,179	1,853	11,993	3,243
Stock-based compensation expense, net of amounts capitalized	$16,626	$5,845	$25,532	$9,407

(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Sales and marketing	$82	$156	$164	$461
Total amortization of acquired intangible assets	$82	$156	$164	$461

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Subscription	87%	89%	87%	88%
Professional services	13%	11%	13%	12%
Total revenue:	100%	100%	100%	100%
Costs of revenue:
Costs of subscription	19%	17%	19%	19%
Costs of professional services	13%	12%	11%	12%
Total costs of revenue	31%	29%	30%	32%

Operating expenses:
Research and development	13%	9%	12%	9%
Sales and marketing	59%	45%	57%	49%
General and administrative	21%	12%	18%	12%
Total operating expenses	93%	66%	87%	70%
Operating (loss) income	(25)%	5%	(17)%	(2)%
Other expense, net	(1)%	(2)%	(2)%	(2)%
(Loss) income before provision for income taxes	(26)%	4%	(19)%	(3)%
Provision for income taxes	2%	0%	2%	1%
Net (loss) income	(28)%	3%	(21)%	(4)%

Comparison of the Three Months Ended July 31, 2021 and 2020
Revenue

	Three Months Ended July 31,
	2021	2020	Change
	(dollars in thousands)
Subscription	$103,307	$82,807	$20,500	25%
Professional services	15,385	10,691	4,694	44%
Total Revenues:	$118,692	$93,498	$25,194	27%
Total revenues increased $25.2 million, or 27%, in three months ended July 31, 2021 compared to the three months ended July 31, 2020 and was comprised of an increase in subscription revenue of $20.5 million, or 25%, and an increase in professional services of $4.7 million, or 44%.
The increase in subscription revenue for the three months ended July 31, 2021 compared to the three months ended July 31, 2020 was due primarily to increased demand for our solutions from new customers and an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and the purchase of additional solutions within our platform.
The increase in professional services revenues for the three months ended July 31, 2021, compared to the three months ended July 31, 2020, was primarily due to an increase enablement and managed services performed in the three months ended July 31, 2021 compared to the prior year period.
Costs of Revenue and Gross Margin

	Three Months Ended July 31,
	2021	2020	Change
	(dollars in thousands)
Costs of subscription revenue	$22,341	$16,314	$6,027	37%
Costs of professional services revenue	14,997	10,980	4,017	37%
Total costs of revenues	$37,338	$27,294	$10,044	37%
Gross margin - subscription	78%	80%
Gross margin - professional services	3%	(3)%

Total costs of revenues increased $10.0 million, or 37% in the three months ended July 31, 2021 compared to three months ended July 31, 2020, which included an increase in costs of subscription revenue of $6.0 million, or 37% and an increase in costs of professional services of $4.0 million, or 37%.

The increase in costs of subscription revenue was primarily due to higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included $4.2 million increase in the cost to host our software platform and a $1.0 million increase in our data costs, as well as a $0.6 million increase in personnel costs, including a $0.1 million increase in stock-based compensation expense.

Our subscription gross margin decreased by 2 percentage points in the three months ended July 31, 2021 compared to the three months ended July 31, 2020 primarily as a result of the timing of our investments related to the cost to host our software platform and personnel costs.

The increase in cost of professional services revenue was due primarily to a $3.1 million increase in personnel costs, including $0.4 million of stock-based compensation expense, due to an increase in headcount of professional services employees, and a $0.4 million increase in subcontractor expense in the three months ended July 31, 2021 relative to the prior period. The increase in professional services revenue relative to the increase in cost of professional services resulted in a 6 percentage point increase in professional services gross margin. We expect our gross margin will vary from period to period and increase modestly over the long-term.

Research and Development Expense

	Three Months Ended July 31,
	2021	2020	Change
	(dollars in thousands)
Research and development	$15,087	$8,152	$6,935	85%
	13%	9%

Research and development expense increased $6.9 million, or 85%, in three months ended July 31, 2021 compared to the three months ended July 31, 2020.

The increase was primarily due to an $7.1 million increase in research and development personnel costs primarily due to an increase in headcount of research and development employees as we continue to add to and enhance our product, which included a $0.9 million increase in stock-based compensation expense. This increase was partially offset by a $0.9 million increase in internal-use software development costs that were capitalized.
Sales and Marketing Expense

	Three Months Ended July 31,
	2021	2020	Change
	(dollars in thousands)
Sales and marketing	$70,249	$42,273	$27,976	66%
	59%	45%

Sales and marketing expense increased $28.0 million, or 66%, in the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to a $15.5 million increase in personnel costs primarily due to increased headcount of sales and marketing employees to support growth, which included a $2.0 million increase in stock-based compensation, a $4.0 million increase in commissions expense associated with an increase in customer contracts and revenue growth, a $4.4 million increase in marketing expenses, a $1.0 million increase in software-related costs, and a $1.0 million increase in recruiting costs.

General and Administrative Expense

	Three Months Ended July 31,
	2021	2020	Change
	(dollars in thousands)
General and administrative	$25,323	$10,926	$14,397	132%
	21%	12%

General and administrative expense increased $14.4 million, or 132%, in the three months ended July 31, 2021 compared to the three months ended July 31, 2020. The increase was primarily due to an $11.1 million increase in general and administrative employee personnel costs, including a $7.3 million increase in stock-based compensation expense, due to stock-based compensation expense of $5.8 million recognized in connection with the options granted to the Company's Chief Executive Officer as well as increased headcount to support growth, and a $1.5 million increase in legal and other professional service costs incurred as a result of becoming a public company.

Other Expense, net

	Three Months Ended July 31,
	2021	2020	Change
	(dollars in thousands)
Other expense, net	$(1,436)	$(1,468)	$(32)	(2)%
	(1)%	(2)%

Other expense, net, consists of interest expense, interest income on invested cash and cash equivalents and marketable securities, foreign currency transaction gains and losses and other expenses and gains.
The change in other expense, net was primarily attributable to a decrease in non-cash interest expense partially offset by an increase in foreign currency translation losses.
Provision for Income Taxes

	Three Months Ended July 31,
	2021	2020	Change
	(dollars in thousands)
Provision for income taxes	$2,506	$376	$2,130	566%
	2%	—%
Provision for income taxes consists primarily of income taxes related to foreign and U.S. state jurisdictions in which we conduct business. Our annual estimated effective tax rate differed from the U.S. federal statutory rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets, partially offset by U.S. state taxes and foreign tax rate differential on non-U.S. income. The increase in the income tax expense for three months ended July 31, 2021, compared to the three months ended July 31, 2020 was related to a higher foreign income tax liability on our non-U.S. subsidiaries, higher withholding taxes and a reserve recorded associated with a reassessment of uncertain tax positions for open fiscal years in India.

Comparison of the Six Months Ended July 31, 2021 and 2020
Revenue

	Six Months Ended July 31,
	2021	2020	Change
	(dollars in thousands)
Subscription	$200,079	$164,467	$35,612	22%
Professional services	29,593	22,019	7,574	34%
Total revenue:	$229,672	$186,486	$43,186	23%
Total revenue increased $43.2 million, or 23%, in the six months ended July 31, 2021, compared to the six months ended July 31, 2020 and was comprised of an increase in subscription revenue of $35.6 million, or 22%, and an increase in professional services of $7.6 million, or 34%.

The increase in subscription revenue for six months ended July 31, 2021 compared to the six months ended July 31, 2020 was due primarily to increased demand for our solutions from new customers and an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and the purchase of additional solutions within our platform.
The increase in professional services revenues for the six months ended July 31, 2021, compared to the six months ended July 31, 2020, was primarily due to an increase in enablement and managed services performed in the six months ended July 31, 2021 compared to the prior year period.

Costs of Revenue and Gross Margin

	Six Months Ended July 31,
	2021	2020	Change
	(dollars in thousands)
Costs of subscription revenue	$43,392	$36,253	$7,139	20%
Costs of professional services revenue	25,655	22,503	3,152	14%
Total costs of revenues	$69,047	$58,756	$10,291	18%
Gross margin - subscription	78%	78%
Gross margin - professional services	13%	-2%

Total costs of revenue increased $10.3 million in the six months ended July 31, 2021, compared to the six months ended July 31, 2020, which included an increase in costs of subscription revenue of $7.1 million and an increase in costs of professional services of $3.2 million.

Costs of subscription revenue was $43.4 million for the six months ended July 31, 2021, compared to $36.3 million for the six months ended July 31, 2020, an increase of $7.1 million, or 20%. The increase in costs of subscription revenue was due primarily to an increase in the costs to host our software platform related to third-party cloud infrastructure necessary to meet our increased customer demand.

Our subscription gross margin in the six months ended July 31, 2021 compared to the six months ended July 31, 2020 was relatively flat period over period.

Costs of professional services revenue was $25.7 million for the six months ended July 31, 2021, compared to $22.5 million for the six months ended July 31, 2020, an increase of $3.2 million. Within cost of professional services revenue, personnel costs increased $3.6 million due to an increase in headcount of professional services employees, partially offset by a $0.3 million decrease in travel-related expenses and a $0.2 million decrease in subcontractor costs.

Our low gross margin in professional services for the six months ended July 31, 2020 are primarily the result of the investments the Company has made in personnel. We generally increase our capacity in professional services ahead of expected growth in revenue, which can result in low margins in the given investment period. Our professional services gross margin increased by 15% percentage points in the six months ended July 31, 2021 and was primarily the result of year over year growth in revenue and a lower relative increase in costs compared to the six months ended July 31, 2020. We expect our gross margin will vary from period to period and increase modestly over the long-term.

Research and Development Expense

	Six Months Ended July 31,
	2021	2020	Change
	(dollars in thousands)
Research and development	$28,215	$16,480	$11,735	71%
% of revenue	12%	9%

Research and development expense increased $11.7 million, or 71%, in the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to a $12.4 million increase in research and development personnel costs primarily due to an increase in headcount of research and development employees as we continue to add to and enhance our product, which included a $1.6 million increase in stock-based compensation. These increases were partially offset by a $1.2 million increase in research and development costs that were capitalized.

Sales and Marketing Expense

	Six Months Ended July 31,
	2021	2020	Change
	(dollars in thousands)
Sales and marketing	$130,887	$91,832	$39,055	43%
% of revenue	57%	49%

Sales and marketing expense increased $39.1 million, or 43%, in the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to a $26.3 million increase in personnel costs primarily due to increased headcount of sales and marketing employees to support growth, which included a $4.9 million increase in stock-based compensation, a $6.6 million increase in commissions expense associated with an increase in customer contracts and revenue growth, and a $6.1 million increase in marketing expenses.

General and Administrative Expense

	Six Months Ended July 31,
	2021	2020	Change
	(dollars in thousands)
General and administrative	$41,531	$22,467	$19,064	85%
% of revenue	18%	12%

General and administrative expense increased $19.1 million, or 85%, in the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily due to a $14.9 million increase in general and administrative employee personnel costs, including an $8.8 million increase in stock-based compensation expense, due to stock-based compensation expense of $5.8 million recognized in connection with the options granted to the Company's Chief Executive Officer as well as increased headcount to support growth, a $2.4 million increase in legal and other professional service costs incurred as a result of becoming a public company, and a $1.1 million increase in software-related costs.
Other Expense, net

	Six Months Ended July 31,
	2021	2020	Change
	(dollars in thousands)
Other expense, net	$(3,627)	$(3,361)	$266	8%
% of revenue	(2)%	(2)%
Other expense, net increased $0.3 million for the six months ended July 31, 2021 compared to the six months ended July 31, 2020. The increase was primarily attributable to a $1.1 million increase in interest expense primarily due to non-cash interest expense incurred on the Notes, partially offset by an $0.9 million decrease foreign currency translation losses.
Provision for Income Taxes

	Six Months Ended July 31,
	2021	2020	Change
	(dollars in thousands)
Provision for income taxes	$4,309	$1,788	$2,521	141%
% of revenue	2%	—%

The increase in the income tax expense for the six months ended July 31, 2021 compared to the six months ended July 31, 2020 was related to a higher foreign income tax liability on our non-U.S. subsidiaries and a reserve associated with uncertain tax positions for open fiscal years in India.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance. We are presenting these non-GAAP financial measures because we believe, when taken together with our financial information in accordance with GAAP, they may be helpful to investors because they provide consistency and comparability with past financial performance.

However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. As a result, our non-GAAP financial measures are presented for supplemental informational purposes only and should not be considered in isolation or as a substitute for our consolidated financial statements presented in accordance with GAAP.

Non-GAAP Operating (Loss) Income

Non-GAAP operating (loss) income is a supplemental measure of operating performance that is not prepared in accordance with GAAP and that does not represent, and should not be considered as, an alternative to operating loss, as determined in accordance with GAAP. We define non-GAAP operating (loss) income as operating loss, adjusted for stock-based compensation and amortization of acquired intangible assets.

We use non-GAAP operating (loss) income to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that non-GAAP operating (loss) income facilitates comparison of our operating performance on a consistent basis between periods, and when viewed in combination with our results prepared in accordance with GAAP, help provide a broader picture of factors and trends affecting our results of operations.

Non-GAAP operating (loss) income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Our definition of Non-GAAP operating (loss) income may differ from the definitions used by other companies and therefore comparability may be limited. Because of these limitations, non-GAAP operating (loss) income should not be considered as a replacement for operating loss, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

A reconciliation of non-GAAP operating (loss) income to our GAAP operating (loss) income, the most directly comparable GAAP measure, is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Operating (loss) income	$(29,305)	$4,853	$(40,008)	$(3,049)
Stock-based compensation expense-related charges (1)	17,818	5,845	26,724	9,407
Amortization of acquired intangible assets	82	156	164	461
Non-GAAP operating (loss) income	$(11,405)	$10,854	$(13,120)	$6,819
(1) Stock-based compensation expense-related charges includes $1.2 million and $1.2 million of employer payroll tax related to stock-based compensation expense for the three and six months ended July 31, 2021, respectively.

Free Cash Flow

Free cash flow is a key performance measure that our management uses to assess our operating performance and our progress towards our long-term goal of positive free cash flow. We define free cash flow as net cash used in operating activities less cash used for purchases of property and equipment and capitalized internal-use software. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments.

Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•it is not a substitute for net cash used in operating activities;

•other companies may calculate free cash flow or similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a tool for comparison; and

•the utility of free cash flow is further limited as it does not reflect our future contractual commitments and does not represent the total increase or decrease in our cash balance for any given period.

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(6,467)	$(4,142)	$(16,861)	$23,449
Purchase of property and equipment	(2,690)	(814)	(3,862)	(1,586)
Capitalized internal-use software	(1,447)	(827)	(2,481)	(1,546)
Free cash flow	$(10,604)	$(5,783)	$(23,204)	$20,317

We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. We typically experience higher billings in the fourth quarter compared to other quarters and experience higher collections of accounts receivable in the first half of the year, which results in a decrease in accounts receivable in the first half of the year.

Liquidity and Capital Resources
At July 31, 2021, our principal sources of liquidity were $434.0 million of cash and cash equivalents, $114.8 million of highly liquid marketable securities and available line of credit of $50.0 million under our revolving credit facility. We believe our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States and it is our intent to indefinitely reinvest these funds outside the United States, and therefore, we have not provided for any United States income taxes.
On June 25, 2021, we completed our IPO, in which we issued and sold 16,625,000 shares of our Class A common stock at a public offering price of $16.00 per share. On July 1, 2021, underwriters' option to purchase 1,662,500 additional shares of Class A common stock was exercised in full. The Company received net proceeds of $276.0 million after deducting underwriting discounts, commissions and other offering expenses.
We have historically expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies, and businesses. We may finance such acquisitions using cash, debt, stock, or a combination of the foregoing, however, we have used cash and stock as consideration for substantially all of our historical business acquisitions.

We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt. During the three months ended April 30, 2020, we drew down $50 million on the borrowings under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the outbreak of COVID-19 and repaid it in full during the three months ended July 31, 2020 as discussed below.

In May 2020, we issued senior subordinated convertible notes for an aggregate principal amount of $75 million, with an initial maturity date of May 20, 2025 (the “Initial Notes”). Under the terms of the agreement, we had the ability to issue additional senior subordinated convertible notes for an aggregate principal amount of $75 million until May 20, 2021 (“Delayed Draw Notes”; the Initial Notes, together with the Delayed Draw Notes, hereinafter the “Notes”). We did not draw any additional amounts under the Delayed Draw Notes. The Initial Notes were issued for face amount net of a closing fee of 1.05% on the entire $150 million commitment for all Notes (corresponding to an original issue discount of 2.1% on the Initial Notes) and carried a fixed rate of 9.875% per annum. The interest was to be paid in kind by increasing the principal amount of the Initial Notes. We utilized the proceeds of the Notes to pay all amounts outstanding under the credit facility. Upon the closing of the IPO, the Notes automatically converted into an aggregate of 9,694,004 shares of common stock.

On October 7, 2020, we closed on an agreement for a private placement and issuance of 10,810,810 shares of our Series G-1 convertible preferred stock, or the Series G-1, at a price per share of $9.25 and 9,090,909 shares of our Series G-2 convertible preferred stock, or the Series G-2, at a price per share of $11.00 for total gross proceeds of $200.0 million, before deducting placement agent fees and offering expenses.

Our future capital requirements will depend on many factors, including our growth rate, the expansion of our direct sales force, strategic relationships and international operations, the timing and extent of spending to support research and development efforts and the continuing market acceptance of our solutions. We may require additional equity or debt financing. Sales of additional equity could result in dilution to our stockholders. If we raise funds by borrowing from third parties, the terms of those financing arrangements would require us to incur interest expense and may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended July 31,
	2021	2020

Net cash (used in) provided by operating activities	$(16,861)	$23,449
Net cash provided by (used in) investing activities	90,411	(3,132)
Net cash provided by financing activities	292,660	74,622
Our net loss and cash flows provided by operating activities are significantly influenced by our investments in headcount to support growth and in cost of revenue to deliver our services. In recent periods, our net loss has generally been greater than our use of cash for operating activities due to our subscription-based revenue model in which billings occur in advance of revenue recognition, as well as the amount of non-cash charges which we incur. Non-cash charges primarily include depreciation and amortization, stock-based compensation, non-cash interest associated with our convertible debt and deferred taxes. Our largest source of operating cash is cash collections from customers using our Unified-CXM Platform and related services. Our primary uses of cash from operating activities are for employee-related costs, costs to deliver our revenue and marketing expenses.
We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. We typically experience higher billings in the fourth quarter compared to other quarters, primarily due to higher renewal activity, and experience higher collections of accounts receivable in the first half of the year, which results in a decrease in accounts receivable in the first half of the year.
Operating Activities
For the six months ended July 31, 2021, cash used in operating activities was $16.9 million resulting from net loss of $47.9 million and net non-cash expenses of $31.0 million, partially offset by $0.1 million of net cash outflow provided as a result of changes in operating assets and liabilities. The $0.1 million of net cash flows used as a result of changes in our operating assets and liabilities reflected an $7.2 million increase in other non-current assets due primarily to prepayments made to third-party hosted infrastructure partners for periods extending beyond one year, a $6.8 million decrease in accounts payable due timing of vendor payments and a $2.3 million decrease in accrued expenses and other current liabilities. These decreases were partially offset by an $11.8 million decrease in accounts receivable due to increased collections, a $3.0 million increase in deferred revenue from increased billings of subscriptions and a $1.7 million increase in prepaid expenses and other current assets. The increase in deferred revenue in the six month ended July 31, 2021 relative to the decrease in deferred revenue in the prior year period was primarily due to a change in the mix of customer billing terms.
For the six months ended July 31, 2020, cash provided by operations was $23.4 million resulting from net loss of $8.2 million largely offset by net non-cash expenses of $14.2 million and $17.5 million net cash flow provided as a result of changes in operating assets and liabilities. The $17.5 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $29.7 million decrease in accounts receivable and an $18.2 million decrease in prepaid expenses primarily associated with fewer prepayments for data center operations costs and data costs. These increases to cash flow from operations were partially offset by the impact of a $17.2 million decrease in deferred revenue resulting primarily from decreased billings for subscriptions, a $2.2 million decrease in accounts payable and a decrease of $14.5 million in accrued expenses.
Investing Activities
For the six month ended July 31, 2021, cash provided by investing activities was $90.4 million and was primarily the result of $101.9 million of cash from maturities of marketable securities and $56.7 million of sales of marketable securities, partially offset by $3.9 million in capital expenditures and $2.5 million in capitalized internal-use software costs.
For the six months ended July 31, 2020, cash used in investing activities was $3.1 million and was primarily the result of $1.6 million in capital expenditures and $1.5 million in capitalized internal-use software costs.

Financing Activities

Our financing activities consist primarily of proceeds from debt and equity financings and exercises of stock options, offset by repayments of debt and repurchase of capital stock.

Net cash provided by financing activities of $292.7 million during the six months ended July 31, 2021 was primarily due to our IPO. On June 25, 2021, we closed our IPO in which we sold 16,625,000 shares of Class A common stock, and on July 1, 2021, the underwriters' option to purchase 1,662,500 additional shares of Class A common stock was exercised in full. The shares were sold at a public offering price of $16.00 per share for total net proceeds of $276.0 million, after deducting underwriters’ discounts, commissions and other offering expenses. In addition there was proceeds from the exercise of stock options of $16.7 million during the six months ended July 31, 2021.

For the six months ended July 31, 2020, cash provided by financing activities was $74.6 million as a result of $73.4 million of net proceeds from the convertible note, which was used in part to repay $50.0 million of amounts previously outstanding of short-term borrowings under the revolving credit facility, and $1.4 million of proceeds from exercises of stock options.

Contractual Obligations and Commitments

There have been no material changes during the six months ended July 31, 2021 to contractual obligations disclosed in "Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Final Prospectus.

Off-Balance Sheet Arrangements

As of July 31, 2021, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Refer to Note 2, Summary of Significant Accounting Policies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our critical accounting policies. There have been no material changes to our critical policies and accounting estimates as compared to those disclosed in the Final Prospectus.

Recent Accounting Pronouncements

See “Summary of Business and Significant Accounting Policies” in Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Brazilian Real. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for the three and six months ended July 31, 2021.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of July 31, 2021 we had $434.0 million of cash and cash equivalents, which consisted primarily of bank deposits and money market funds and $114.8 million of highly liquid marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of our interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material effect on operating results for the three and six months ended July 31, 2021.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Pursuant to Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2021.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended January 31, 2022. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.

Refer to Note 9, Commitments and Contingencies - Legal Matters, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings, if any.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the related notes. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline and stockholders may lose all or part of their investment.

Summary of Selected Risk Factors Associated with Our Business

The following is a summary of the principal risks associated with an investment in our Class A common stock:

•Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

•We have incurred significant net losses in recent years, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

•We derive, have derived and expect to continue to derive, the substantial majority of our revenue from subscriptions to our Unified-CXM platform. Any failure of our Unified-CXM platform to satisfy customer demands, achieve increased market acceptance or adapt to changing market dynamics would adversely affect our business, results of operations, financial condition and growth prospects.

•If we fail to effectively manage our growth and organizational change, our business and results of operations could be harmed.

•The market for Unified-CXM solutions is new and rapidly evolving, and if this market develops more slowly than we expect or declines, or develops in a way that we do not expect, our business could be adversely affected.

•If we are unable to attract new customers in a manner that is cost-effective and assures customer success, then our business, results of operations and financial condition would be adversely affected.

•Our business depends on our customers renewing their subscriptions and on us expanding our sales to existing customers. Any decline in our customer renewals or expansion would harm our business, results of operations and financial condition.

•If we or our third-party service providers experience a cybersecurity breach or other security incident or unauthorized parties otherwise obtain access to our customers’ data, our data or our Unified-CXM platform, our Unified-CXM platform may be perceived as not being secure, our reputation may be harmed, demand for our Unified-CXM platform may be reduced and we may incur significant liabilities.

•We are subject to stringent and changing laws, rules, regulations, self-regulatory schemes, contractual obligations, industry standards and other legal obligations related to data privacy, protection and security. Any actual or perceived failure by us, our customers, partners or third-party service providers to comply with such obligations could harm our reputation, limit the use and adoption of our Unified-CXM platform, subject us to significant fines and liability, or otherwise adversely affect our business.

•Any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could impair our ability to protect our proprietary technology and our brand and adversely affect our business, financial condition and results of operations.

•The market in which we participate is new and rapidly evolving, and if we do not compete effectively, our results of operations and financial condition could be harmed.

•Our business and growth depend in part on the success of our strategic relationships with third parties, as well as on the continued availability and quality of feedback data from third parties over whom we do not have control.

•Certain of our results of operations and financial metrics may be difficult to predict.

•Our business and results of operations may be materially adversely affected by the recent COVID-19 outbreak or other similar outbreaks.

•Our directors, executive officers and holders of 5% or more of our Class B common stock are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.

•Our stock price may be volatile, and the value of our Class A common stock may decline.

Risks Related to Our Growth

Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $118.7 million and $93.5 million in the six months ended July 31, 2021 and 2020, respectively, and $229.7 million and $186.5 million for the six months ended July 31, 2021 and 2020, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

•price our products effectively so that we are able to attract new customers and expand sales to our existing customers

•expand the functionality and use cases for the products we offer on our unified customer experience management, or Unified-CXM, platform;

•provide our customers with support that meets their needs;

•continue to introduce our products to new markets outside of the United States;

•successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our Unified-CXM platform; and

•increase awareness of our brand on a global basis and successfully compete with other companies.

We may not successfully accomplish any of these objectives, and as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in the markets in which we operate, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.

We have incurred significant net losses in recent years, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant net losses in recent years, including net losses of $33.2 million, $47.9 million and $8.2 million for the three months ended July 31, 2021 and the six month ended July 31, 2021 and 2020, respectively. We had an accumulated deficit of $389.2 million as of July 31, 2021. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds in our business and incur costs relating to operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:

•our Unified-CXM platform, including investing in our research and development team, developing or acquiring new products, features and functionality and improving the scalability, availability and security of our Unified-CXM platform;

•Our technology infrastructure, including expansion of our activities with public cloud service providers, enhancements to our network operations and infrastructure design, and hiring of additional employees for our operations team;

•sales and marketing, including expansion of our direct sales organization and marketing efforts; and

•additional international expansion in an effort to increase our customer base and sales

These investments may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving and maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. In the event that we fail to achieve or maintain profitability, the value of our Class A common stock could decline.

We derive, have derived and expect to continue to derive, the substantial majority of our revenue from subscriptions to our Unified-CXM platform. Any failure of our Unified-CXM platform to satisfy customer demands, achieve increased market acceptance or adapt to changing market dynamics would adversely affect our business, results of operations, financial condition and growth prospects.

We derive, have derived and expect to continue to derive the substantial majority of our revenue from subscriptions to our Unified-CXM platform. As such, the market acceptance of our Unified-CXM platform is critical to our success. Demand for our Unified-CXM platform is affected by a number of factors, many of which are beyond our control, including the extension of our Unified-CXM platform for new use cases, the timing of development and release of new products, features and functionality introduced by us or our competitors, technological change and the growth or contraction of the market in which we compete.

In addition, we expect that an increasing focus on customer satisfaction and the growth of various communications channels and new technologies will profoundly impact the market for Unified-CXM solutions. We believe that enterprises are increasingly looking for flexible solutions that bridge across traditionally separate systems for experience management, marketing automation and customer relationship management. If we are unable to meet this demand to manage customer experiences through flexible solutions designed to address a broad range of needs, or if we otherwise fail to achieve more widespread market acceptance of our Unified-CXM platform, our business, results of operations, financial condition and growth prospects may be adversely affected.

If we fail to effectively manage our growth and organizational change, our business and results of operations could be harmed.

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally, sell subscriptions in more than 60 countries, and have established subsidiaries in Australia, Brazil, Canada, China, Denmark, France, Germany, India, Italy, Japan, Netherlands, Singapore, Spain, Switzerland and the United Kingdom. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We have also experienced significant growth in the number of enterprises, end users, transactions and amount of data that our Unified-CXM platform and our associated hosting infrastructure support. Our number of customers has grown from 950 as of July 31, 2020 to 1,062 as of July 31, 2021, an increase of 11.8%.

In addition, we may attempt to further grow our business by selling our Unified-CXM platform to U.S. federal, state, and local, as well as foreign, governmental agency customers. Growing our business by increasing the number of governmental agency customers we service would subject us to a number of challenges and risks. Selling to such agencies can be highly competitive and time-consuming, often requiring significant upfront time and expenses without any assurance that these efforts will generate a sale. We may not satisfy certain government contracting requirements necessary to attain certification to sell our Unified-CXM platform to certain governmental agency customers. Such government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our products are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Finally, sales of our Unified-CXM platform to governmental agency customers that are engaged in certain sensitive industries, including organizations whose products or activities are perceived to be harmful, could result in public criticism and reputational risks, which could engender dissatisfaction among potential customers, investors and employees with how we address political and social concerns in our business activities. If we are unable to grow our business by increasing the number of governmental agency customers we service, or if we fail to overcome the challenges and risks associated with selling to such entities, our business, results of operations and financial condition may be adversely affected.

Further, in order to successfully manage our growth, our organizational structure has become, and may continue to become, more complex. We may need to scale and adapt our operational, financial and management controls further, as well as our reporting systems and procedures to manage this complexity and our increased responsibilities as a public company. This has, and will continue to require us to invest in and commit significant financial, operational and management resources to grow and change in these areas without undermining the corporate culture that has been critical to our growth so far. These investments require significant expenditures, and any investments we make occur in advance of the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if we are unable to achieve a high level of efficiency as our organization grows, in a manner that preserves the key aspects of our culture, our business, results of operations and financial condition may be adversely affected.

The market for Unified-CXM solutions is new and rapidly evolving, and if this market develops more slowly than we expect or declines, or develops in a way that we do not expect, our business could be adversely affected.

Because we generate, and expect to continue to generate, a large majority of our revenue from the sale of subscriptions to our Unified-CXM platform, we believe that our success and growth will depend to a substantial extent on the widespread acceptance and adoption of Unified-CXM solutions in general, and of our Unified-CXM platform in particular. The market for Unified-CXM solutions is new and rapidly evolving, and if this market fails to grow or grows more slowly than we currently anticipate, demand for our Unified-CXM platform could be adversely affected. The CXM market is also subject to rapidly changing user demand and trends and as a result it is difficult to predict enterprise adoption rates and demand for our Unified-CXM platform, the future growth rate and size of our market or the impact of competitive solutions.

The expansion of the CXM market depends on a number of factors, including awareness of the Unified-CXM category generally, ease of adoption and use, cost, features, performance and overall platform experience, data security, protection and privacy, interoperability and accessibility across devices, systems and platforms and perceived value. If Unified-CXM solutions do not continue to achieve market acceptance, or there is a reduction in demand for Unified-CXM solutions for any reason, including a lack of category or use case awareness, technological challenges, weakening economic conditions, data security, protection or privacy concerns, competing technologies and products or decreases in information technology spending, our business, results of operations and financial condition may be adversely affected.

If we are unable to attract new customers in a manner that is cost-effective and assures customer success, then our business, results of operations and financial condition would be adversely affected.

In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable such customers to realize the benefits associated with our Unified-CXM platform. We may not be able to attract new customers to our Unified-CXM platform for a variety of reasons, including as a result of their use of traditional approaches to customer experience management, their internal timing or budget or the pricing of our Unified-CXM platform compared to products and services offered by our competitors. After a customer makes a purchasing decision, we often must also help them successfully implement our Unified-CXM platform in their organization, a process that can last several months.

Even if we do attract new customers, the cost of their acquisition or ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. We intend to continue to hire additional sales personnel, increase our marketing activities to help educate the market about the benefits of our Unified-CXM platform, grow our domestic and international operations and build brand awareness. If the costs of these sales and marketing efforts increase dramatically or if they do not result in the cost-effective acquisition of additional customers or substantial increases in revenue, our business, results of operations and financial condition may be adversely affected.

Our business depends on our customers renewing their subscriptions and on us expanding our sales to existing customers. Any decline in our customer renewals or expansion would harm our business, results of operations and financial condition.

In order for us to maintain or improve our results of operations, it is important that we maintain and expand our relationships with our customers and that our customers renew their subscriptions when the initial subscription term expires or otherwise expand their subscription program with us. Our customers are not obligated to, and may elect not to, renew their subscriptions on the same or similar terms after their existing subscriptions expire. Some of our customers have in the past elected, and may in the future elect, not to renew their agreements with us or otherwise reduce the scope of their subscriptions, and we do not have sufficient operating history with our business model and pricing strategy to accurately predict long-term customer renewal rates. In addition, the growth of our business depends in part on our customers expanding their use of our Unified-CXM platform, which can be difficult to predict.

Our customer renewal rates, as well as the rate at which our customers expand their use of our Unified-CXM platform, may decline or fluctuate as a result of a number of factors, including the customers’ satisfaction with our Unified-CXM platform, defects or performance issues, our customer and product support, our prices, mergers and acquisitions affecting our customer base, the effects of global economic conditions, the entrance of new or competing technologies and the pricing of such competitive offerings or reductions in the enterprises’ spending levels for any reason. If our customers do not renew their subscriptions, renew on less favorable terms or reduce the scope of their subscriptions, our revenue may decline and we may not realize improved results of operations from our customer base, and as a result, our business and financial condition could be adversely affected.

If we or our third-party service providers experience a cybersecurity breach or other security incident or unauthorized parties otherwise obtain access to our customers’ data, our data or our Unified-CXM platform, our Unified-CXM platform may be perceived as not being secure, our reputation may be harmed, demand for our Unified-CXM platform may be reduced and we may incur significant liabilities.

Use of our Unified-CXM platform involves using, collecting, managing, disclosing, storing, transmitting and otherwise processing our customers’ data, including personal data regarding their customers or employees. We also use, collect, manage, disclose, store, transmit and otherwise process our own data as part of our business and operations. This data may include personal, personally identifiable, confidential or proprietary information. We have in the past and may in the future be subject to cybersecurity attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our ability to provide our Unified-CXM platform.

While we have taken steps to protect the security of the information that we handle, including confidential and personal data, the Unified-CXM platform and our systems, there can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Our security measures or those of our third-party service providers could fail and result in unauthorized access to or use of our Unified-CXM platform or unauthorized, accidental or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers’ data, including personal data.

In addition, computer malware, computer hacking, fraudulent use, social engineering (such as, spear phishing attacks), ransomware, credential stuffing, denial of service attacks, supply chain attacks, and general malicious activity have become more prevalent, and such incidents or incident attempts have occurred on our Unified-CXM platform in the past and may occur on our Unified-CXM platform in the future. Any actual or perceived failure to maintain the performance, reliability, confidentiality, integrity, and availability of our Unified-CXM platform to the satisfaction of our customers may harm our reputation and our ability to retain existing customers and attract new customers. A substantial portion of our business is with large enterprises, which often have heightened sensitivity to data security, protection and privacy issues, and any actual or perceived cybersecurity breach or other security incident may have an especially large impact on the attractiveness of our Unified-CXM platform to our customer base.

Customers who lose confidence in the security of our Unified-CXM platform as the result of an actual or perceived cybersecurity breach or other security incident may curtail or stop using our services, which may cause our reputation to suffer or result in widespread negative publicity. We may also need to issue sales credits or refunds to customers, future sales and growth projections may not be realized, our insurance coverage may not be sufficient to cover all losses and future cybersecurity insurance costs may be significantly increased or insurance may not be available to us. Additionally, we may incur significant harm including legal and regulatory exposure, including governmental or third-party lawsuits, disputes, investigations, orders, regulatory fines, penalties for violation of applicable laws or regulations or other liabilities and negative financial impacts, which may have a material adverse effect on our business, results of operations and financial condition.

Because there are many different security breach techniques and such techniques continue to evolve and given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security incidents, we may be unable to anticipate, detect or react to attempted cybersecurity breaches or implement adequate preventative measures. It is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals’ intent to committing cyber-crime. We have experienced and may in the future experience cybersecurity breaches, compromises of security vulnerabilities in the software or hardware that we rely on, or other security incidents that may remain undetected for an extended period of time, and we may not be able to remediate such incidents effectively or in a timely manner.

Additionally, we rely on third-party service providers to operate our business and our Unified-CXM platform and such third parties may experience cybersecurity incidents that affect our Unified-CXM platform or result in an authorized access to or use of our or our customers’ data, including personal data. Third-party risks may include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures may be inadequate, and our ability to monitor our third-party providers’ data security practices are limited. We cannot guarantee that our agreements with third-party service providers will prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data (including personal data) or enable us to obtain adequate or any reimbursement from our third-party service providers in the event we should suffer any such incidents. Any actual or perceived cybersecurity breaches or other security incidents of our or our third-party service providers’ systems could result in an unauthorized use of or access to our Unified-CXM platform, unauthorized, accidental or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers’ data, including personal data, litigation and other disputes, indemnity obligations, regulatory investigations, inquiries and other proceedings, severe reputational damage adversely affecting client or investor confidence and causing damage to our brand, diversion of resources and the attention of our management and key personnel away from our business operations, inability to provide financial reports required of public companies, disruption of our Unified-CXM platform or our operations, damages for contract breach, violation of applicable laws or regulations and other liabilities, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could have a substantial adverse effect on the trading price of our common stock. These risks may increase as we continue to grow and use, collect, manage, disclose, store, transmit and otherwise process increasingly large amounts of data.

Any actual or perceived cybersecurity breach or other security incident may lead to the expenditure of significant financial and other resources in efforts to investigate or correct a breach, address and eliminate vulnerabilities and prevent future cybersecurity breaches or other security incidents. We may also incur significant expenses for remediation of such incidents, which may include liability for stolen assets or information, defending against and resolving legal and regulatory claims, repairing system damage that may have been caused by such incidents and offering incentives to our customers or business partners in an effort to maintain business relationships after a breach and other liabilities. We have incurred and expect to continue to incur significant expenses in an effort to prevent cybersecurity breaches and other security incidents, including deploying additional personnel and enhancing our protection technologies, training personnel and engaging third-party experts and consultants.

Mandatory disclosures and contractual obligations regarding a cybersecurity breach and its disclosure may be costly to comply with and may lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our security measures and controls. There can be no assurance that the limitations of liability provisions in our contracts for a cybersecurity breach would be enforceable or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities actually incurred or cover any indemnification claims against us relating to any cybersecurity incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, reputation, results of operations and financial condition.

Furthermore, because data security, protection and privacy is a critical competitive factor in our industry, we make numerous statements in our privacy policies and terms of service, through our certifications to certain industry standards and in our marketing materials providing assurances about the security of our Unified-CXM platform, including detailed descriptions of security measures we employ. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even through circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings by the U.S. Federal Trade Commission, federal, state and foreign regulators, our customers and private litigants, which could adversely affect our business, reputation, results of operations and financial condition.
We operate our products for the benefit of our customers who have documented responsibilities to maintain certain security controls, such as provisioning and deprovisioning users, in their respective environments without oversight or control by us. Our customers may weaken or incorrectly configure security controls provided by us to maintain the security of their environments, resulting in a loss of confidentiality or integrity of such customer’s data or processes. Such an event may result in public disclosures and negative publicity for us and such customer, which may have a negative impact on our ability to achieve our corporate goals and could adversely affect our business, reputation, results of operations and financial condition.

Finally, expanding our business by increasing sales of our Unified-CXM platform to U.S. federal, state, and local governmental agency customers could increase our risk of being targeted by a cybersecurity attack by a state or state-supported actors, which may be part of a widespread attack against America’s cyber infrastructure. The increasing sophistication and resources of cyber criminals and other non-state threat actors and increased actions by nation-state actors make keeping up with new threats difficult and could result in a breach of security. If we are or become a target of such an attack, we may not be able to prevent, detect, mitigate or remediate such an attack, which could cause disruptions in service or other performance problems, hurt our reputation and our ability to attract new customers and retain existing customers, and damage our and our customers’ businesses.
We take efforts to protect our systems and data, including maintaining and improving our business and data governance, policies, and enhancing processes and internal security controls, including our ability to escalate and respond to known and potential risks. We have adopted policies to govern our cybersecurity practices and help mitigate potential data security risks. Our Board of Directors, Audit Committee and executive management are regularly briefed on our cybersecurity policies and practices and ongoing efforts to improve security, as well as periodic updates on cybersecurity events. Although we have developed systems and processes designed to protect our customers and our customers’ data, including personal, proprietary, confidential and other sensitive data, we can provide no assurances that such measures will provide absolute security. For example, our ability to mitigate these risks may be impacted by the following:

•frequent changes to, and growth in complexity of, the techniques used to breach, obtain unauthorized access to, or sabotage our Unified-CXM platform or the systems and networks used in our business, which are generally not recognized until launched against a target, possibly resulting in our being unable to anticipate or implement adequate measures to prevent such techniques;

•the continued evolution of our Unified-CXM platform and the systems and networks used in our business as we early adopt new technologies and new ways of sharing data and communicating internally and with partners and customers, which increases the complexity of our Unified-CXM platform and the systems and networks used in our business;

•authorization by our customers to third-party service providers to access their customer data, which may lead to our customers’ inability to protect their data that is stored on our servers; and

•our limited control over our customers or third-party service providers, or the processing of data by third-party service providers, which may not allow us to maintain the integrity or security of such transmissions or processing.

Our business is subject to the risks of earthquakes, fire, floods, pandemics, and other natural catastrophes and to interruption or disruption by man-made problems such as power disruptions, market manipulations, civil unrest, armed conflict, cybersecurity issues, and other security incidents or terrorism.

We rely on our network and third-party infrastructure, enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a catastrophic event, including a natural disaster such as an earthquake, hurricane, fire, flood, tsunami or tornado, or other catastrophic event such as power loss, market manipulation, civil unrest, supply chain disruptions, armed conflict, computer or telecommunications failure, cybersecurity issues, human error, improper operation, unauthorized entry, break-ins, sabotage, intentional acts of vandalism and similar misconduct, war, terrorist attack or incident of mass violence in any geography where our operations or data centers are located or where certain other systems and applications that we rely on are hosted, we may be unable to continue our operations and may endure significant system degradations, disruptions, destruction of critical assets, reputational harm, delays in our application development, breaches of data security and loss of critical data, all of which could have an adverse effect on our future results of operations. We also rely on our employees and key personnel to meet the demands of our customers and run our day-to-day operations. In the event of a catastrophic event, the functionality of our employees could be negatively impacted, which could have an adverse effect on our business, financial condition and results of operations. In addition, natural disasters, cybersecurity attacks, market manipulations, supply chain disruptions, acts of terrorism or other catastrophic events could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole.

We rely on third-party data centers and cloud computing providers, and any interruption or delay in service from these facilities could impair the delivery of our Unified-CXM platform and harm our business.

We currently serve our customers from third-party data centers and cloud computing providers located around the world. Some of these facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, severe weather events, power loss, computer or telecommunication failures, service outages or losses, and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct or cybersecurity issues, human error, terrorism, improper operation, unauthorized entry and data loss. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers that we use. Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.

As we grow and continue to add new third-party data centers and cloud computing providers and expand the capacity of our existing third-party data centers and cloud computing providers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our Unified-CXM platform. Any damage to, or failure of, our systems, or those of our third-party data centers or cloud computing providers or the systems of a customer that hosts our software in their private cloud, could result in interruptions on our Unified-CXM platform or damage to, or loss or compromise of, our data and our customers’ data, including personal data. Any impairment of our or our customers’ data or interruptions in the functioning of our Unified-CXM platform, whether due to damage to, or failure of, third-party data centers, cloud computing providers or the cloud computing providers of our customers or unsuccessful data transfers, may reduce our revenue, result in significant fines, cause us to issue credits or pay penalties, subject us to claims for indemnification and other claims, litigation or disputes, result in regulatory investigations or other inquiries, cause our customers to terminate their subscriptions and adversely affect our reputation, renewal rates and our ability to attract new customers. Our business will also be harmed if our existing and potential customers believe our Unified-CXM platform is unreliable or not secure.

Further, our leases and other agreements with data center and cloud computing providers expire at various times, and the owners of our data center facilities and cloud computing providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Additionally, certain of our data center and clouding computing provider agreements may be terminable for convenience by the counterparty. If services are interrupted at any of these facilities or providers, such agreements are terminate, or we are unable to renew these agreements on commercially reasonable terms or at all, or if one of our data center or cloud computing providers is acquired or encounters financial difficulties, including bankruptcy, we may be required to transfer our servers and other infrastructure to new data centers and cloud computing providers, and we may incur significant costs and possible service interruptions in connection with doing so. In addition, if we do not accurately plan for our data center and cloud computing capacity requirements and we experience significant strains on our data center and cloud computing capacity, we may experience delays and additional expenses in arranging new data center and cloud computing arrangements, and our customers could experience service outages that may subject us to financial liabilities, result in customer losses and dissatisfaction, and materially adversely affect our business, operating results and financial condition.

The market in which we participate is new and rapidly evolving, and if we do not compete effectively, our results of operations and financial condition could be harmed.

The market for Unified-CXM solutions is fragmented, rapidly evolving and highly competitive. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or enterprise requirements. With the introduction of new technologies, the evolution of our Unified-CXM platform and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our Unified-CXM platform to achieve or maintain more widespread market acceptance, any of which could harm our business.

Our competitors vary in size and in the breadth and scope of the products and services they offer. While we do not believe that any of our competitors currently offer a full suite of Unified-CXM solutions that competes across the breadth of our Unified-CXM platform, certain features of our Unified-CXM platform compete in particular segments of the overall Unified-CXM category. Our main competitors include, among others, experience management solutions, including solution media solutions, home-grown solutions and tools, adjacent Unified-CXM solutions, such as social messaging, customer care and support solutions, traditional marketing, advertising and consulting firms and customer relationship management and enterprise resource planning solutions. Further, other established SaaS providers and other technology companies not currently focused on Unified-CXM may expand their services to compete with us.

Many of our current and potential competitors benefit from competitive advantages over us, including:

•greater name and brand recognition;

•longer operating histories;

•deeper product development expertise;

•greater market penetration;

•larger and more established customer bases and relationships;

•larger sales forces and more established networks;

•larger marketing budgets; and

•access to significantly greater financial, human, technical and other resources.

Some of our competitors may be able to offer products or functionality similar to ours at a more attractive price than we can or do, including by integrating or bundling such products with their other product offerings. Additionally, some potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal Unified-CXM solutions. Acquisitions, partnerships and consolidation in our industry may provide our competitors even more resources or may increase the likelihood of our competitors offering bundled or integrated products that we may not be able to effectively compete against. In particular, as we rely on the availability and accuracy of various forms of customer feedback and input data, the acquisition of any such data providers or sources by our competitors could affect our ability to continue accessing such data. Furthermore, we are also subject to the risk of future disruptive technologies. If new technologies emerge that are able to collect and process experience data, or otherwise develop Unified-CXM solutions at lower prices, more efficiently, more conveniently or with functionality and features enterprises prefer to ours, such technologies could adversely impact our ability to compete. If we are not able to compete successfully against our current and future competitors, our business, results of operations and financial condition may be adversely affected. See “Business—Competition” for additional information.

If we are not able to effectively develop platform enhancements, introduce new products or keep pace with technological developments, our business, results of operations and financial condition could be adversely affected.

Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality.

Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects and may have interoperability difficulties with our Unified-CXM platform or other products. We have in the past experienced delays in our internally planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We have also invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our Unified-CXM platform. However, we may not be able to integrate these acquisitions successfully or achieve the expected benefits of such acquisitions. If we are unable to successfully develop, acquire or integrate new products, features and functionality or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, or if a customer is not satisfied with the quality of work performed by us or with the technical support services rendered, we could incur additional costs to address the situation and our business, results of operations and financial condition could be adversely affected.

Artificial intelligence serves a key role in many of our services. As with many technological innovations, artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Artificial intelligence presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation in the space of artificial intelligence ethics may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability. Failure to address artificial intelligence ethics issues by us or others in our industry could undermine public confidence in artificial intelligence and slow adoption of artificial intelligence in our products and services.
In addition, because our Unified-CXM platform is designed to operate on a variety of networks, applications, systems and devices, we will need to continually modify and enhance our Unified-CXM platform to keep pace with technological advancements in such networks, applications, systems and devices. If we are unable to respond in a timely, user-friendly and cost-effective manner to these rapid technological developments, our Unified-CXM platform may become less marketable and less competitive or obsolete, and our business, results of operations and financial condition may be adversely affected.

Our business depends on our ability to develop and maintain successful relationships with partners who provide access to data which enhances our Unified-CXM platform’s artificial intelligence capabilities and any failure to do so may adversely affect our results of operations and financial condition.

Our business depends on the continued availability of data provided by our data partners, which is central to our value proposition and the viability of our services. We are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms. This is especially the case when our partners’ offerings are integrated with our products and services, or where their offerings are difficult to substitute or replace. We anticipate that we will continue to enter into these kinds of licensing arrangements in the future. It is possible, however, that licenses we desire will not be available to us on commercially reasonable terms or at all. If any of our key data partnerships or data partners fail, lapse, terminate, are not renewed or are interrupted, or we otherwise lose key licenses or are unable to enter into new licenses that we deem important, our business, results of operations and financial condition may be adversely affected.

Our ability to serve particular customers is also enhanced when such customers upload their own first-party data. Our operation of our Unified-CXM platform and access to data could be negatively affected if, due to legal, contractual, privacy, market optics, competition or other economic concerns, third parties cease entering into data integration agreements with us or customers cease uploading their data to our Unified-CXM platform. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality and privacy standards. Additionally, if we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the applicable licensor may have the right to terminate the license. Termination by our licensors would cause us to lose valuable rights, and could prevent us from selling our products and services, or inhibit our ability to commercialize future products and services. In addition, the agreements under which we license data or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. If we were to lose access to significant amounts of the data that enables our people-based framework, our ability to provide products and services to our customers could be materially and adversely impacted, which could be materially adverse to our business, operating results and financial condition. If we were to lose access to significant amounts of the data that enables our people-based framework, our ability to provide products and services to our customers could be materially and adversely impacted, which could be materially adverse to our business, operating results and financial condition.

Our business and growth depend in part on the success of our strategic relationships with third parties, as well as on the continued availability and quality of feedback data from third parties over whom we do not have control.

We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business, including technology companies whose products integrate with ours. Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technologies or products, could adversely affect our relationships with our customers, damage our brand and reputation and result in delays or difficulties in our ability to provide our Unified-CXM platform. We also rely on the availability and accuracy of various forms of client feedback and input data, including data solicited via survey or based on data sources across modern channels, and any changes in the availability or accuracy of such data could adversely impact our business and results of operations and harm our reputation and brand. In some cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to APIs and data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable. We cannot accurately predict the potential impact of the termination of any of our agreements with social media networks and other data providers, including the impact on our access to the related APIs. There can be no assurance that following any such termination we would be able to maintain the current level of functionality of our platform in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations. In particular, Twitter provides us with certain data that supports our Unified-CXM platform pursuant to an agreement that expires on February 28, 2025. If our agreement with Twitter expires, is not renewed on the same or similar terms or at all, or if it is terminated for our failure to perform our obligations thereunder, we may not be able to provide the same level of Unified-CXM insights to our customers and our business, results of operations and financial condition may be materially and adversely affected.

Identifying, negotiating and documenting relationships with strategic third parties such as systems integrators, implementation, software and technology and consulting partners, servicing subcontractors and data providers requires significant time and resources. Furthermore, integrating third-party technology is complex, costly and time-consuming and increases the risk of defects or errors on our Unified-CXM platform and our Unified-CXM platform’s functionality. Our agreements with technology partners, implementation providers, servicing subcontractors and data providers are typically limited in duration, non-exclusive and do not prohibit our partners from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their solutions or to prevent or reduce subscriptions to our Unified-CXM platform.

We rely on our ecosystem of partners to support our cost structure. If we are unsuccessful in establishing or maintaining our relationships with these strategic third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations would suffer. Even if we are successful in establishing and maintaining these relationships, we cannot assure you that they will result in improved results of operations.

Interruptions in availability or suboptimal performance associated with our technology and infrastructure may adversely affect our business, results of operations and financial condition.

We seek to use modern well-architected systems and appropriate security controls to maintain the availability of our products. These controls include business continuity and disaster recovery plans, highly redundant designs of operational systems and processes, training and availability of key employees, strong contractual and technical assurances by our third-party service providers to maintain their services to us, regular tests and audits of critical systems and plans, appropriate capacity planning for current and future system and process needs, enterprise risk management, and a continuous review of our plans. Notwithstanding these efforts, we cannot ensure that our systems or those of our third-party service providers will not be vulnerable to disruptions from natural or man-made disasters or other security incidents. We are exposed to threats and resulting risks that may result in a significant disruption of our ability to deliver our products to our customers.

Our continued growth, brand, reputation and ability to attract and retain customers depend in part on the ability of our customers to access our Unified-CXM platform at any time and within an acceptable amount of time. Our Unified-CXM platform is proprietary, and we are dependent on the expertise and efforts of members of our engineering, operations and software development teams for its continued performance. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our Unified-CXM platform concurrently and denial of service attacks or other security-related incidents. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services. Additionally, our insurance policies may be insufficient to cover a claim made against us by any such customers affected by any errors, defects or other infrastructure problems. In some instances, we may not be able to rectify, remediate or even identify the cause or causes of these performance issues within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our Unified-CXM platform becomes more complex and our user traffic increases. If our Unified-CXM platform is unavailable or if users are unable to access our Unified-CXM platform within a reasonable amount of time, or at all, our business, results of operations and financial condition would be adversely affected. Moreover, some of our customer agreements include performance guarantees and service-level standards that obligate us to provide credits or termination rights in the event of a significant disruption in the functioning of our Unified-CXM platform.

To the extent that we do not effectively address capacity constraints, upgrade our systems and data centers as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology or an increased user base, we may experience service interruptions and performance issues, which may result in a disruption of our products, delay the development of new products and features, result in a loss of current and future revenue, result in negative publicity and harm to our reputation, require us to pay significant penalties or fines or subject us to litigation, claims or other disputes, any of which could have an adverse effect on our business, results of operations and financial condition.

We depend and rely upon SaaS technologies from third parties to operate our business, and interruptions or performance problems with these technologies may adversely affect our business and results of operations.

We rely heavily on hosted SaaS applications from third parties in order to operate critical functions of our business, including billing and order management, financial accounting services, enterprise resource planning, customer relationship management, human resources management and customer support. If these services become unavailable or lose certain functionalities that we depend on, due to extended outages, interruptions, disruptions, errors or defects, acquisitions or integration into other solutions or because they are no longer available on commercially reasonable terms or at all, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our Unified-CXM platform and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

We are subject to stringent and changing laws, rules, regulations, self-regulatory schemes, contractual obligations, industry standards and other legal obligations related to data privacy, protection, and security. Any actual or perceived failure by us, our customers, partners or third-party service providers to comply with such obligations could harm our reputation, limit the use and adoption of our Unified-CXM platform, subject us to significant fines and liability, or otherwise adversely affect our business.

Our customers can utilize our Unified-CXM platform to use, collect, manage, store, transmit and otherwise process personal data of their employees, customers and partners. We also use, collect, manage, store, transmit and otherwise process such information in the course of our operations. We and our customers are subject to state, federal, local and foreign laws, rules, regulations, and self-regulatory schemes, contractual obligations, industry standards and other legal obligations regarding data privacy, protection and security, including the use of data in artificial intelligence and machine learning. The number and scope of such laws, rules and regulations is changing and may be subject to differing applications and interpretations, which may be inconsistent among jurisdictions or in conflict with each other. Laws, rules and regulations relating to data privacy, protection and security are particularly stringent in Europe and Asia. Numerous foreign countries and governmental bodies, including the European Union, or EU, its member states and the United Kingdom, have laws, rules and regulations concerning the use, collection, management, disclosure, storage, transmission and other processing of personal information, which often are more restrictive than those in the United States.

For example, the General Data Protection Regulation, or GDPR, took effect in the EU on May 25, 2018. The GDPR increased covered businesses’ data protection obligations and imposed stringent data protection requirements, including, for example, detailed notices about how such businesses process personal information, the implementation of security measures, mandatory security breach notification requirements, contractual data protection requirements on data processors and limitations on the retention of records of personal data processing activities. Noncompliance with the GDPR carries fines of up to the greater of €20 million or 4% of global annual revenue, and can result in data processing bans and other administrative penalties. The GDPR also allows EU member states to introduce further conditions, including limitations, and make their own laws and regulations further limiting the processing of ‘special categories of personal data,’ including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase. Many member states have introduced such further limitations and more could in the future, which could ultimately have an adverse impact on our business, and harm our business and financial condition. Our efforts to meet GDPR requirements have required significant time and resources, including a review of our technology and systems against its requirements.

Further, the June 2016 referendum in which voters in the United Kingdom approved an exit from the EU, generally referred to as Brexit, and ongoing developments in the United Kingdom, have created uncertainty with regard to the regulation of data protection in the United Kingdom. As of January 2021 (when the transitional period following Brexit expired), we are required to comply with the GDPR as well as the United Kingdom equivalent to the extent of our operations in the U.K., exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated and the role of the United Kingdom’s Information Commissioner’s Office with respect to the EU following the end of the transitional period. Pursuant to the Trade and Cooperation Agreement, which went into effect on January 1, 2021, the United Kingdom and EU agreed to a specified period during which the United Kingdom will be treated like an EU member state in relation to transfers of personal data to the United Kingdom for four months from January 1, 2021. This period may be extended by two further months. Unless the European Commission makes an ‘adequacy finding’ in respect of the United Kingdom before the expiration of such specified period, the United Kingdom will become an ‘inadequate third country’ under the GDPR and transfers of data from the European Economic Area, or EEA, to the United Kingdom will require an ‘transfer mechanism,’ such as the standard contractual clauses. Furthermore, following the expiration of the specified period, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA.

The GDPR also prohibits the transfer of personal information from the EEA to the United States and most other countries unless an approved compliance mechanism has been implemented. On July 15, 2020, the Court of Justice of the European Union, or CJEU, invalidated the primary compliance mechanism on which we relied for such transfers, namely, the EU-U.S. Privacy Shield, and raised questions about the viability of an alternative compliance mechanism on which we have relied, namely, the European Commission’s Standard Contractual Clauses, and it remains to be seen whether additional means for lawful data transfers will become available. As a result, there is substantial uncertainty about whether personal information can be transferred from Europe to us and other U.S. companies in compliance with the cross-border data transfer restrictions of the GDPR. We may experience hesitancy, reluctance or refusal by European or multinational enterprises to use our services due to potential risk exposure to such enterprises relating to Europe’s cross-border data transfer requirements. We may also be required to incur significant costs and increase our foreign data processing capabilities in an effort to comply with these requirements, and there is no assurance they will be successful.

European data protection laws also require opt-in consent to send marketing emails or use cookies and similar technologies for advertising, analytics and other purposes – activities on which our products and marketing strategies rely. Enforcement of these requirements has increased and a new regulation that has been proposed in the European Union, known as the ePrivacy Regulation, may make these requirements more stringent and increase the penalties for violating them. Such restrictions could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our business.

We also continue to see increased regulation of data privacy, protection and security in the United States. For example, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action and statutory damages for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, which was passed by California voters in November 2020, substantially expands the CCPA’s requirements including by imposing additional data privacy compliance requirements that may affect our business, and will be effective in most material respects on January 1, 2023. The CPRA also creates a dedicated privacy regulatory agency dedicated to enforcing the CCPA and CPRA with power to impose administrative penalties. The effects of the CCPA, the CPRA, other similar state or federal laws and other future changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant and may result in further uncertainty with respect to data privacy, protection and security issues and will require us to incur additional costs and expenses in an effort to comply. The enactment of the CCPA and CPRA has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to sensitive and personal information than federal, international or other state laws, which may complicate compliance efforts. The federal government is also considering comprehensive privacy legislation.

Additionally, depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers or relevant government agencies about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal information. For example, laws in all 50 states in the United States impose such requirements. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure, or refusal to disclose personal data, may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and inability to provide our products and services to consumers in certain jurisdictions.

Jurisdictions outside of the United States and the EU are also passing more stringent data privacy, protection, and security laws, rules and regulations with which we may be obligated to comply. For example, on July 8, 2019, Brazil enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), or LGPD, and on June 5, 2020, Japan passed amendments to its Act on the Protection of Personal Information, or APPI. Both laws broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties.

We continue to see jurisdictions imposing data localization laws, which require personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. These regulations may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs. Additionally, both U.S. and non-U.S. governments are considering regulating artificial intelligence and machine learning. Existing and future laws and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our artificial intelligence algorithms.

In addition to our legal obligations, our contractual obligations relating to data privacy, protection and security have become increasingly stringent due to changes in data privacy, protection and security and the expansion of our service offerings. Certain data privacy, protection and security laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.

Apart from government activity and our customer contracts, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties, such as TRUSTe, the American Institute for Certified Public Accountants, or the International Standards Organization. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. Business partners and other third parties with a strong influence on how consumers interact with our products, such as Apple, Google, Facebook and Mozilla, may create new privacy controls or restrictions on their products and platforms, limiting the effectiveness of our services.

With laws, rules, regulations and other obligations relating to data privacy, protection, and security imposing new and stringent obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if the third parties we work with, such as our vendors or third-party service providers, violate applicable laws, rules or regulations or our policies, such violations may also put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our third-party service providers to comply with our applicable internal and external policies or notices relating to data privacy, protection or security, our contractual or other obligations to customers or other third parties, or any of our other legal obligations relating to data privacy, protection or security, may result in governmental investigations or inquiries (which have occurred in the past and may occur in the future), enforcement actions, litigation, disputes or other claims, indemnification requests, restrictions on providing our services, claims or public statements against us by privacy advocacy groups or others, adverse press and widespread negative publicity, reputational damage, significant liability or fines and the loss of the trust of our customers, any of which could have a material adverse effect on our business, results of operations and financial condition.

The costs of compliance with, and other burdens imposed by, laws, rules, regulations and other obligations relating to data privacy, protection and security applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to use, collect, manage, disclose, handle, store, transmit and otherwise process information from their employees, customers and partners, which could limit the use, effectiveness and adoption of our Unified-CXM platform and reduce overall demand. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption, effectiveness or use of our applications.

Any failure to offer high-quality customer service and support may adversely affect our relationships with our existing and prospective customers, and in turn our business, results of operations and financial condition.

In implementing and using our Unified-CXM platform, our customers depend on our customer service and support, including premium support offerings, which in some cases may be provided by third-party partners, to resolve complex technical and operational issues in a timely manner. We, or our partners, may be unable to respond quickly enough to accommodate short-term increases in demand for customer or product support. We also may be unable to modify the nature, scope and delivery of our professional services or customer and product support to compete with changes in solutions provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and adversely affect our results of operations and financial condition. Our sales are highly dependent on our reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer or product support, or a market perception that we do not maintain high-quality enterprise or product support, could adversely affect our reputation, our ability to sell our Unified-CXM platform, and in turn our business, results of operations and financial condition.

Indemnification provisions in various subscription agreements to which we are party potentially expose us to substantial liability for infringement, misappropriation or other violation of intellectual property rights, data protection and other losses.

Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to such third party for losses suffered or incurred as a result of claims of infringement, misappropriation or other violation of intellectual property rights, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, platform, our acts or omissions under such agreements or other contractual obligations. In addition, customers typically require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted or processed by our Unified-CXM platform. Some of these indemnity agreements provide for uncapped liability and indemnity provisions often survive termination or expiration of the applicable agreement.

We have in the past and may in the future receive indemnification requests from our customers related to such claims. Large indemnity payments could harm our business, financial condition and results of operations. Although we attempt to contractually limit our liability with respect to such indemnity obligations, we are not always successful and may still incur substantial liability related to them, and we may be required to cease use of certain functions of our Unified-CXM platform or products as a result of any such claims. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party and other existing or prospective customers, reduce demand for our products and services and adversely affect our business, financial conditions and results of operations. In addition, although we carry general liability insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

The majority of our customer base consists of large enterprises, and we currently generate a significant portion of our revenue from a relatively small number of enterprises, the loss of any of which could harm our business, results of operations and financial condition.

Our top 10 customers accounted for 19% of our subscription revenue in both fiscal years ended January 31, 2020 and 2021. The majority of our customer base consists of large enterprises, many of which have high subscription amounts to our Unified-CXM platform. For all periods presented, we have relied on sales of our Unified-CXM platform to large enterprises for a significant majority of our revenue. Accordingly, the loss of any one of our customers could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our Unified-CXM platform or uses our Unified-CXM platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.

Real or perceived defects or errors on our platform could harm our reputation, result in significant costs to us, and impair our ability to sell subscriptions to our platform and related services.

The software underlying our platform is complex and may contain material defects or errors, particularly when first introduced or when new features or capabilities are released. In addition, our solution depends on the ability of our software to store, retrieve, process and manage immense amounts of data, including personal data. Any real or perceived defects, errors, failures, bugs or vulnerabilities on our Unified-CXM platform could result in negative publicity, cybersecurity breaches and other data security, privacy, access, retention issues, performance issues and customer terminations and may impair our ability to sell subscriptions to our Unified-CXM platform and related services in the future. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after code has been released for external or internal use. The costs incurred in correcting any defects in our Unified-CXM platform may be substantial and could adversely affect our results of operations. For example, we may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Although we continually test our Unified-CXM platform for defects and work with customers through our customer support organization to identify and correct errors, we have from time to time found defects or errors on our Unified-CXM platform, and defects or errors on our Unified-CXM platform are likely to occur again in the future. Any defects that cause interruptions to the availability of our Unified-CXM platform or other performance issues could result in, among other things:

•lost revenue or delayed market acceptance and sales of our Unified-CXM platform;

•early termination of customer agreements or loss of customers;

•credits or refunds to customers;

•product liability lawsuits and other claims against us;

•diversion of development resources;

•increased expenses associated with remedying any defect, including increased technical support costs;

•injury to our brand and reputation; and

•increased maintenance and warranty costs.

While our customer agreements typically contain limitations and disclaimers that purport to limit our liability for damages related to defects in our solution, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise effectively protect us from such claims.

Our business and results of operations may be materially adversely affected by the recent COVID-19 outbreak or other similar outbreaks.

Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including COVID-19 pandemic. COVID-19 has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. Government authorities, including those in the New York City Area where our headquarters is located, instituted policies which required most of our employees in that area to work remotely. These policies have, and are expected to continue to have, an impact on our business. This impact could increase if further actions that alter our operations are required by applicable government authorities, or if we determine further actions are in the best interests of our employees.

To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there potentially could be an adverse impact on global economic conditions, which could materially and adversely impact our customers through reduced consumer demand for their products and services, which could in turn negatively impact our customers’ willingness to enter into or renew contracts with us. For example, certain of our hospitality clients initially reduced their level of service with us as a result of reduced consumer demand for their services.

The pandemic may also adversely affect our employees, and our employee productivity. The direct effect of the virus and the disruption on our employees and operations, and the slow rollout-of mass vaccinations for COVID-19 and any limitations to the efficacy of such vaccines, may materially and adversely impact our business, results of operations and financial condition. While at this time we are working to manage and mitigate potential disruptions to our operations, the fluid nature of the pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which may harm our business, results of operations and financial condition. We cannot predict how the COVID-19 pandemic will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic or the effects thereof may have longer term unanticipated impacts on our business.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease may harm our business, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We depend on our management team and key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends substantially on the continued services of our management team, including our Founder, Chairman and Chief Executive Officer, Ragy Thomas, who are critical to our vision, strategic direction, culture, services and technology. From time to time, there may be additional changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. New hires also require significant training and, in most cases, take significant time before they achieve full productivity. Furthermore, we do not have employment agreements with members of our management team or other key employees that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executives or key employees, or the failure by our executives to effectively work with our employees and lead our company, could have an adverse effect on our business. We do not maintain key man insurance on any of our executive officers, including Mr. Thomas.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these individuals in locations where we maintain offices, is intense, especially for hiring experienced software engineers and sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Furthermore, we are limited in our ability to recruit internationally by restrictive domestic immigration laws. If we fail to attract new personnel or fail to identify, retain and motivate our current employees, our business and future growth prospects could be adversely affected.

Our revenue growth rate has fluctuated in prior periods and may decline again in the future.

Our revenue growth rate has fluctuated in prior periods. We have previously experienced periods of revenue growth rate decline and our revenue growth rate may decline again in future periods as the size of our customer base increases and as we achieve higher market penetration rates. In particular, we expect the growth rate of our subscription revenue to fluctuate from period to period, and in the near term subscription revenue growth rates may be lower compared to comparable periods in the prior fiscal year. Many factors may also contribute to declines in our revenue growth rate, including slowing demand for our Unified-CXM platform, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities and the maturation of our business, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

Certain of our results of operations and financial metrics may be difficult to predict.

Our results of operations and financial metrics, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, have fluctuated in the past and may vary significantly in the future. As a result, period-to-period comparisons of our results of operations may not be meaningful and the results of any one period should not be relied upon as an indication of future performance. Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in results of operations may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our results of operations include, without limitation, those listed below:

•variability in our sales cycle, including as a result of the budgeting cycles and internal purchasing priorities of our customers;

•the payment terms and subscription term length associated with sales of our Unified-CXM platform and their effect on our bookings and free cash flow;

•the addition or loss of large customers, including through acquisitions or consolidations;

•the timing of sales and recognition of revenue, which may vary as a result of changes in accounting rules and interpretations;

•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•network outages or actual or perceived security breaches or other incidents;

•general economic, market and political conditions;

•customer renewal rates;

•increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;

•changes in our pricing policies or those of our competitors;

•the mix of services sold during a period;

•the timing of our recognition of stock-based compensation expense for our equity awards, particularly in cases where awards covering a large number of our shares are tied to a specific event or date; and

•the timing and success of introductions of new platform features and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners.

The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual results of operations. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even if we have met any previously publicly stated guidance we may provide.

We invest significantly in research and development, and to the extent our research and development investments do not translate into new solutions or material enhancements to our current solutions, or if we do not use those investments efficiently, our business and results of operations would be harmed.

A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our Unified-CXM platform. For each of the years ended January 31, 2020 and 2021, our research and development expenses were 10% of our revenue. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.

We may fail to accurately predict the optimal pricing strategies necessary to attract new customers, retain existing customers and respond to changing market conditions.

We have in the past, and may in the future, need to change our pricing model from time to time. As the market for our Unified-CXM platform matures, or as competitors introduce new solutions that compete with ours, we may be unable to attract new customers at the same prices or based on the same pricing models that we have used historically. While we do and will attempt to set prices based on our prior experiences and customer feedback, our assessments may not be accurate and we could be underpricing or overpricing our Unified-CXM platform and professional services. In addition, if the offerings on our Unified-CXM platform or our professional services change, then we may need to revise our pricing strategies. Any such changes to our pricing strategies or our ability to efficiently price our offerings could adversely affect our business, results of operations and financial condition. In addition, as we expand internationally, we also must determine the appropriate pricing strategy to enable us to compete effectively internationally. Pricing pressures and decisions could result in reduced sales, reduced margins, losses or the failure of our Unified-CXM platform to achieve or maintain more widespread market acceptance, any of which could negatively impact our overall business, results of operations and financial condition. Moreover, larger organizations, which are a primary focus of our direct sales efforts, may demand substantial price concessions. As a result, we may be required to price below our targets in the future, which could adversely affect our revenue, gross margin, profitability, cash flows and financial condition.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our Unified-CXM platform.

Increasing our customer base and achieving broader market acceptance of our Unified-CXM platform will depend, to a significant extent, on our ability to effectively expand and manage our sales and marketing operations and activities. We are substantially dependent on our direct sales force and on our marketing efforts to obtain new customers. We are expanding our direct sales force both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we currently or may in the future require. Our ability to achieve revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of qualified and experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and new industries or geographies. Our recent hires and planned hires may not become as productive as quickly as we expect, or at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets and segments where we do business. Because we do not have a long history of expanding our sales force or managing a sales force at the scale that we intend to operate, we cannot accurately predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. Furthermore, due to our limited experience selling direct to mid-sized enterprises through our sales force, the results of any such efforts are difficult to predict and may result in diverted financial and management resources without a corresponding increase in revenue. Our business will be harmed if our sales expansion efforts do not generate a significant increase in revenue.

Our sales cycle with enterprise and international clients can be long and unpredictable.

A substantial portion of our business is with large and international enterprises. The timing of our sales with our enterprise and international clients and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these clients. We are often required to spend significant time and resources to educate and familiarize these potential clients with the value proposition of paying for our Unified-CXM platform. The length of our sales cycle for these clients, from initial evaluation to payment for our Unified-CXM platform is often around nine months or more, and can vary substantially from client to client. As a result, it is difficult to predict whether and when a sale will be completed.

If we are unable to effectively operate on or capture data from mobile devices, our business could be adversely affected.

Our customers and users of our Unified-CXM platform are increasingly accessing our Unified-CXM platform or interacting via mobile devices. We are devoting valuable resources to solutions related to mobile usage and cannot assure you that these solutions will be successful. If the mobile solutions we have developed for our Unified-CXM platform do not meet the needs of current or prospective customers, or if our solutions are difficult to access, customers or users may reduce their usage of our Unified-CXM platform or cease using our Unified-CXM platform altogether and our business could suffer. Additionally, we are dependent on the interoperability of our products with popular mobile networks and standards that we do not control, and any changes in such systems or terms of service that degrade our Unified-CXM platform’s functionality or gives preferential treatment to competitive products could adversely affect our business. As new mobile devices and products are continually being released, it is difficult to predict the challenges we may encounter in enhancing our Unified-CXM platform for use on such devices. If we are unable to successfully implement elements of our Unified-CXM platform on mobile devices, or if these strategies are not as successful as our offerings for personal computers or if we incur excessive expenses in this effort, our business, results of operations and financial condition would be negatively affected.

If we are unable to develop and maintain successful relationships with channel partners, our business, results of operations, and financial condition could be adversely affected.

To date, we have primarily relied on our direct sales force, online marketing and word-of-mouth to sell subscriptions to our Unified-CXM platform. Although we have developed relationships with certain channel partners, such as referral partners, resellers and integration partners, these channels have resulted in limited revenue to date. We believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with additional channel partners that can drive additional revenue. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer enterprises the products of several different companies, including products that compete with ours. They may also cease marketing our Unified-CXM platform with limited notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our Unified-CXM platform. If we fail to identify additional channel partners in a timely and cost-effective manner, or at all, if we are unable to assist our current and future channel partners in independently selling and implementing our Unified-CXM platform, or if our channel partners choose to use greater efforts to market their own products or those of our competitors, our business, results of operations and financial condition could be adversely affected. Furthermore, if our channel partners do not effectively market and sell our Unified-CXM platform, or fail to meet the needs of our customers, our reputation and ability to grow our business may also be adversely affected.
Sales by channel partners are more likely than direct sales to involve collection issues, in particular sales by our channel partners into developing markets, and accordingly, variations in the mix between revenue attributable to sales by channel partners and revenue attributable to direct sales may result in fluctuations in our results of operations.

If we are not able to maintain and enhance our brand, our business, results of operations and financial condition may be adversely affected.

We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in Unified-CXM is critical to our relationships with our existing customers and key employees and to our ability to attract new customers and talented personnel. The successful promotion of our brand depends on a number of factors, including the effectiveness of our marketing efforts, our ability to continue to develop a high-quality platform, our ability to provide reliable services that continue to meet the needs of our customers, our ability to maintain our customers’ trust and our ability to successfully differentiate our Unified-CXM platform from competitive solutions, which we may not be able to do effectively. We do not have sufficient operating history to know if our brand promotion activities will ultimately be successful or yield increased revenue and, if they are not successful, our business may be adversely affected. Any unfavorable publicity of our business or platform generally, for example, relating to our privacy practices, terms of service, service quality, litigation, regulatory activity, the actions of our employees, partners or customers or the actions of other companies that provide similar solutions to us, all of which can be difficult to predict, could adversely affect our reputation and brand. In addition, independent industry analysts often provide reviews of our Unified-CXM platform, as well as solutions offered by our competitors, and our brand and perception of our Unified-CXM platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive compared to those of our competitors’ solutions, our brand and market position may be adversely affected. It may also be difficult to maintain and enhance our brand as we expand our marketing and sales efforts through channel or strategic partners.

The promotion of our brand also requires us to make substantial expenditures. We anticipate that these expenditures will increase as our market becomes more competitive, as we expand into new markets and as more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand or incur substantial expenses in unsuccessful attempts to promote and maintain our brand, our business may not grow, we may have reduced pricing power relative to competitors and we could lose customers and key employees or fail to attract potential customers or talented personnel, all of which would adversely affect our business, results of operations and financial condition.

We recognize revenue over the term of our customers’ contracts. Consequently, increases or decreases in new sales may not be immediately reflected in our results of operations and may be difficult to discern.

We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms of one to three years. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our Unified-CXM platform and potential changes in our pricing policies or rate of expansion or retention may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the term of the agreements with our customers. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Our customers may fail to pay us in accordance with the terms of their agreements, at times necessitating action by us to attempt to compel payment.

We typically enter into annual or multiple year arrangements with our customers. If our customers fail to pay us in accordance with the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our agreements, including litigation and arbitration costs. The risk of these issues increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our results of operations, financial condition and cash flow.

Our results of operations may be difficult to predict as a result of seasonality.

Our results of operations may also fluctuate as a result of seasonality. We have seen seasonality in our sales cycle as a large percentage of our customers make their purchases in the fourth quarter of a given fiscal year and pay us in the first quarter of the subsequent year. We may also be affected by seasonal trends in the future, particularly as our business matures. Such seasonality may result from a number of factors, including a slowdown in our customers’ procurement process during certain times of the year, both domestically and internationally, and customers choosing to spend remaining budgets shortly before the end of their fiscal years. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the applicable subscription agreement. To the extent we experience this seasonality, it may cause fluctuations in our results of operations and financial metrics, and make forecasting our future results of operations and financial metrics more difficult.

We may face claims by third parties alleging infringement, misappropriation or other violation of their intellectual property, trade secrets or proprietary rights.

There is considerable patent and other intellectual property development activity in our industry and companies in the technology industry frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our future success depends in part on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others. From time to time, we have received and may in the future receive claims from third parties, including our competitors, alleging that our Unified-CXM platform and underlying technology infringe, misappropriate or otherwise violate such third party’s intellectual property rights, including their trade secrets, and we may be found to be infringing upon such rights. For example, on September 7, 2017, a complaint was filed against us in the Circuit Court of the State of Oregon by Opal Labs Inc., alleging breach of contract and violation of Uniform Trade Secrets Act, among other complaints. On July 5, 2018, the case was moved from state court to the United States District Court for the District of Oregon based on our motion. For more information, see Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As we face increasing competition and become increasingly high profile, the possibility of receiving a larger number of intellectual property claims against us grows. It is possible that we may be unsuccessful in such proceedings, resulting in a loss of some portion or all of our patent rights. Any claims or litigation, regardless of their merit, could cause us to incur significant expenses, pay substantial amounts in costs or damages, ongoing royalty or license fees or other payments, or could prevent us from offering all or aspects of our Unified-CXM platform or using certain technologies, require us to re-engineer all or a portion of our Unified-CXM platform, force us to implement expensive work-arounds or re-designs, distract management from our business or require that we comply with other unfavorable terms. If any of our technologies, products or services are found to infringe, misappropriate or violate a third party’s intellectual property rights, we may seek to obtain a license under such third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us to continue commercializing or using such technologies, products and services. However, we may not be able to obtain such a license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments.

Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant solution revenue, and therefore, our patent portfolio may provide little or no deterrence as we would not be able to assert our patents against such entities or individuals. Such “non-practicing entities,” and other intellectual property rights holders may attempt to assert intellectual property claims against us or seek to monetize the intellectual property rights they own to extract value through licensing or other settlements. We have in the past and may in the future be requested to and/or obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses or refund subscription fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our technology or intellectual property, with our without merit, could be unpredictable, costly and time-consuming, and divert significant resources and the attention of our management and other employees from our business operations. Such disputes could also disrupt our Unified-CXM platform and products, which would adversely impact our client satisfaction and ability to attract customers. In the case of infringement, misappropriation or other violation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation.

In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We may also be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement, misappropriation or violation claims against us, such payments, costs or actions could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Indemnity and other provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to such third parties for losses suffered or incurred as a result of claims of intellectual property infringement, misappropriation or other violation, damages caused by us to property or persons or other liabilities relating to or arising from our Unified-CXM platform or our acts or omissions. We have in the past and may in the future receive indemnification requests from our customers related to such claims. In addition, customers typically require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted or processed by our Unified-CXM platform. The terms of these contractual provisions often survive termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although we generally attempt to contractually limit the scope of our liability with respect to such obligations, we are not always successful and we may incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our Unified-CXM platform and harm our business, financial condition and results of operations.

Further, certain of our customer agreements contain provisions permitting the customer to become a party to, or a beneficiary of, a source code escrow agreement under which we place the proprietary source code for certain of our solutions in escrow with a third party. Under these source code escrow agreements, our source code may be released to the customer upon the occurrence of specified events, such as in situations of our bankruptcy or insolvency or our failure to support or maintain our solutions. Disclosing the content of our source code may limit the intellectual property protection we can obtain or maintain for our source code or our solutions containing that source code and may facilitate intellectual property infringement, misappropriation or other violation claims against us.

Following any such release, we cannot be certain that customers will comply with the restrictions on their use of the source code and we may be unable to monitor and prevent unauthorized disclosure of such source code by customers. Additionally, following any such release, customers may be able to create derivative works based on our source code and may own such derivative works. Any increase in the number of people familiar with our source code as a result of any such release may also increase the risk of a successful hacking attempt. Each of these could have a material adverse effect on our business, financial condition and results of operations.

Our Unified-CXM platform utilizes open source software, which may subject us to litigation, require us to re-engineer our Unified-CXM platform or otherwise divert resources away from our development efforts.

We use open source software in connection with our Unified-CXM platform and products and operations. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code (which may include our modifications or product code into which such open source software has been integrated) on unfavorable terms allowing further modification and redistribution and at no or nominal cost, and we may be subject to such terms. The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these open source licenses could be construed in a way that imposes unanticipated conditions or restrictions on our ability to commercialize our products. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose source code that we have decided to maintain as proprietary or that would otherwise breach the terms or fail to meet the conditions of an open source license or third-party contract, such use could inadvertently occur, or could be claimed to occurred, in part because open source license terms are often ambiguous. We could be subject to suits by parties claiming ownership of or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the applicable open source licensing terms or alleging that our use of such software infringes, misappropriates or otherwise violates a third party’s intellectual property rights. We may as a result be subject to claims for breach of contract, infringement of intellectual property rights, or indemnity, required to release our proprietary source code, pay damages, royalties, or license fees or other amounts, seek licenses, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of the applicable license could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have processes to help alleviate these risks, including a review process for screening requests from our developers for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have an adverse effect on our business, financial condition, and results of operations.

Any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could impair our ability to protect our proprietary technology and our brand and adversely affect our business, financial condition and results of operations.

Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of July 31, 2021, we owned 28 U.S. issued patents and 17 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.

Additionally, effective trademark, copyright, patent and trade secret protection may not be available in every country in which we conduct business and we may fail to maintain or be unable to obtain adequate protections for certain of our intellectual property rights in such foreign countries. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights. Failure to comply with applicable procedural, documentary, fee payment and other similar requirements with the United States Patent and Trademark Office, or the

USPTO, and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, trademark or application. If this occurs, our competitors might be more successful in their efforts to compete with us. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights.

We attempt to protect our intellectual property, technology, and confidential information in part through confidentiality, non-disclosure and invention assignment agreements with our employees, consultants, contractors, corporate collaborators, advisors and other third parties who develop intellectual property on our behalf or with whom we share information. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how and trade secrets. These agreements may be insufficient or breached, or may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation or reverse engineering of, our confidential information, intellectual property, or technology. There can be no assurance that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology or infringement of our intellectual property. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. Additionally, individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property, and, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. There is also a risk that we do not establish an unbroken chain of title from inventors to us. An inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us. Additionally, errors in inventorship or ownership can sometimes also impact priority claims, and if we were to lose our ability to claim priority for certain patent filings, intervening art or other events may preclude us from issuing patents.

Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak or inadequate. Furthermore, we may not always detect infringement, misappropriation or other violation of our intellectual property rights, and any infringement, misappropriation or other violation of our intellectual property rights, even if successfully detected, prosecuted and enjoined, could be costly to deal with and could harm our business. In addition, there can be no assurance that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and competing with our business, and third parties, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we may not be able to successfully assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our trade secrets or confidential information or provide an adequate remedy in the event of unauthorized disclosure of our trade secrets or confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, such trade secrets, confidential information and other intellectual property rights. Any of the foregoing could adversely affect our business, results of operations and financial condition.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which could result in the impairment or loss of portions of our intellectual property portfolio. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related patents, pending patent applications and trademark filings at risk of being invalidated, not issuing or being cancelled. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. Despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or otherwise violating, or from successfully challenging, our intellectual property rights. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Our failure to obtain, maintain, protect, defend and enforce our intellectual property rights could adversely affect our brand and business, financial condition and results of operations.

If we fail to integrate our Unified-CXM platform with a variety of software applications, operating systems, platforms, and hardware that are developed by others, our Unified-CXM platform may become less marketable, less competitive or obsolete and our business and results of operations would be harmed.

Our Unified-CXM platform must integrate with a variety of network, hardware and software systems and we need to continuously modify and enhance our Unified-CXM platform to adapt to changes in hardware, software, networking, browser and database technologies. In particular, we have developed our Unified-CXM platform to be able to easily integrate with certain third-party SaaS applications through the interaction of application programming interfaces, or APIs. In general, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with these providers. Instead, we are subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation and fees of such software systems, and which are subject to change by such providers from time to time. If we are unable to effectively integrate with third-party systems, our customers’ operations may be disrupted, which could result in disputes with customers, negatively impact customer satisfaction and materially and adversely affect our business, financial condition and results of operations.

We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

Our success depends, in part, on our ability to expand our Unified-CXM platform and grow our business in response to changing technologies, customer demands and competitive pressures. We have in the past, and we may in the future, attempt to do so through strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets that we believe could complement, expand or enhance our Unified-CXM platform or otherwise offer growth opportunities. We may also enter into relationships with other businesses to expand our Unified-CXM platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our Unified-CXM platform or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions, investments or other business relationships may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Identifying and negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. We cannot predict the number, timing or size of these transactions. Our prior acquisitions have been relatively small and we are relatively inexperienced in effectively implementing another business with our own. Consequently, these transactions, even if announced, may not be completed. The risks we face in connection with these transactions include:

•the issuance of additional equity securities that would dilute our existing stockholders and adversely affects the value of our Class A common stock;

•the use of substantial portions of our available cash and other resources that we may need in the future to operate our business;

•issuance of large charges or substantial liabilities;

•diversion of management’s attention from other business concerns;

•lack of or insufficient security, intellectual property, and privacy controls within entities involved in these transactions, leading to cascading failures in our own portfolio;

•issuance of debt on terms unfavorable to us or that we are unable to repay;

•harm to our existing relationships with customers and partners as a result of the transaction;

•claims and disputes from stockholders and third parties, including intellectual property and data privacy claims and disputes;

•difficulties retaining key employees or customers of the acquired business or integrating diverse software codes or business cultures; and

•adverse tax consequences, substantial depreciation deferred compensation charges or other unfavorable accounting treatment.

The occurrence of any of these risks could have an adverse effect on our business, results of operations and financial condition. In addition, our entry into any future acquisition, investment or business relationship may be prohibited. In March 2020, we entered into the Waiver and Fourth Amendment to Credit Agreement, as amended, or the SVB Credit Facility, with Silicon Valley Bank, or SVB. The SVB Credit Facility restricts our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest.

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through subscription payments by our customers for use of our Unified-CXM platform and equity and debt financings, including credit facilities. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, a decline in the level of subscriptions for our Unified-CXM platform or unforeseen circumstances.

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our operating performance and the condition of the capital markets at the time we seek financing. We may not be able to timely secure additional equity or debt financing on favorable terms, or at all. If we engage in any debt financing, the holders of debt would have priority over the holders of common stock. The holders of debt could impose restrictions on our business during the time the loan is outstanding, including restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The holders of debt would also likely obtain security interests on our assets enabling the debt holders to seize and take ownership or dispose of the property, whether tangible or intangible, in which they have a security interest if we default on repayment of the loan or any of the conditions associated with the loan. We may also be required to take other actions that would be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. The SVB Credit Facility and our convertible note agreement prohibit us from incurring additional indebtedness without prior written consent, among other conditions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited, and our business, results of operations and financial condition could be adversely affected.

Our international sales and operations, including our planned business development activities outside of the United States, subject us to additional risks and challenges that can adversely affect our business, results of operations and financial condition.

During the six months ended July 31, 2021, approximately 36% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.

Our international operations also subject us to a variety of additional risks and challenges, including:

•increased management, travel, infrastructure and legal compliance costs associated with having operations and developing our business in multiple jurisdictions;

•Providing our Unified-CXM platform and operating our business across a significant distance, in different languages, among different cultures and time zones, including the potential need to modify our Unified-CXM platform and products to ensure that they are culturally appropriate and relevant in different countries;

•Compliance with non-U.S. data privacy, protection and security laws, rules and regulations, including data localization requirements, and the risks and costs of non-compliance;

•longer payment cycles and difficulties enforcing agreements, collecting accounts receivable or satisfying revenue recognition criteria, especially in emerging markets;

•hiring, training, motivating and retaining highly-qualified personnel, while maintaining our unique corporate culture;

•increased financial accounting and reporting burdens and complexities;

•longer sales cycle and more time required to educate enterprises on the benefits of our Unified-CXM platform outside of the United States;

•requirements or preferences for domestic products;

•limitations on our ability to sell our Unified-CXM platform and for our solution to be effective in non-U.S. markets that have different cultural norms and related business practices that de-emphasize the importance of positive customer and employee experiences;

•differing technical standards, existing or future regulatory and certification requirements and required features and functionality;

•political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world;

•changes in a specific country’s or region’s political or economic conditions, including in the United Kingdom as a result of the United Kingdom exiting the European Union, or Brexit;

•compliance with laws and regulations for non-U.S. operations, including anti-bribery laws, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our Unified-CXM platform and develop our business in certain non-U.S. markets, and the risks and costs of non-compliance;

•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial condition and result in restatements of our consolidated financial statements;

•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial condition and result in restatements of our consolidated financial statements;

•fluctuations in currency exchange rates and related effects on our results of operations;

•difficulties in repatriating or transferring funds from or converting currencies in certain countries;

•communication and integration problems related to entering new markets with different languages, cultures and political systems;

•new and different sources of competition;

•differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;

•the need for localized subscription agreements;

•the need for localized language support and difficulties associated with delivering support, training and documentation in languages other than English;

•increased reliance on channel partners;

•reduced protection for intellectual property rights in certain non-U.S. countries and practical difficulties of obtaining, maintaining, protecting and enforcing such rights abroad; and

•compliance with the laws of numerous foreign taxing jurisdictions, including withholding tax obligations, and overlapping of different tax regimes.

Any of these risks and challenges could adversely affect our operations, reduce our revenue or increase our operating costs, each of which could adversely affect our ability to expand our business outside of the United States and thereby our business more generally, as well as our results of operations, financial condition and growth prospects.

Compliance with laws and regulations applicable to our international operations substantially increases our cost of doing business. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that our employees, contractors, partners and agents will comply with these laws and policies. Violations of laws or our policies by our employees, contractors, partners or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences and increased costs, including the costs associated with defending against such actions, or the prohibition of the importation or exportation of our Unified-CXM platform and related services, each of which could adversely affect our business, results of operations and financial condition.

We believe our success depends on continuing to invest in the growth of our worldwide operations by entering new geographic markets. If our investments in these markets are greater than anticipated, or if our customer growth or sales in these markets do not meet our expectations, our results of operations and financial condition may be adversely affected.

We believe our success depends on expanding our business into new geographic markets and attracting customers in countries other than the United States. We anticipate continuing to expand our operations worldwide and have made, and will continue to make, substantial investments and incur substantial costs as we enter new geographic markets. This includes investments in data centers, cloud-based infrastructure and applications and other information technology investments, sales, marketing and administrative personnel and facilities. Often we must make these investments when it is still unclear whether future sales in the new market will justify the costs of these investments. In addition, these investments may be more expensive than we initially anticipate. If our investments are greater than we initially anticipate or if our customer growth or sales in these markets do not meet our expectations or justify the cost of the initial investments, our results of operations and financial condition may be adverse affected.

We are subject to governmental export and import controls and economic sanctions laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the United States Department of Commerce’s Export Administration Regulations, or the EAR, and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls, or OFAC. The U.S. export control laws and economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to certain embargoed or sanctioned countries, governments, persons and entities. In addition, we may incorporate encryption technology into certain of our offerings, and encryption offerings and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, and we cannot guarantee that any required authorization will be obtained. If we are found to be in violation of U.S. economic sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. We may also experience other adverse effects, including reputational harm and loss of access to certain markets.

In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our customers access to our Unified-CXM platform or could limit our customers’ ability to access or use our Unified-CXM platform in those countries. Changes in our Unified-CXM platform or future changes in export and import regulations may prevent our customers with international operations from utilizing our Unified-CXM platform globally or, in some cases, prevent the export or import of our Unified-CXM platform to certain countries, governments or persons altogether. Any decreased use of our Unified-CXM platform or limitation on our ability to export or sell our Unified-CXM platform could adversely affect our business, results of operations and financial condition.

Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.K. Bribery Act and other anticorruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The FCPA, U.K. Bribery Act and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents. In addition to our own sales force, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA, U.K. Bribery Act or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a decline in the market price of our Class A common stock or overall adverse consequences to our reputation and business, all of which may have an adverse effect on our results of operations and financial condition.

Disputes with our customers and other third parties could be costly, time-consuming and harm our business and reputation.

Our business requires us to enter into agreements with a large number of customers and other third parties in many different jurisdictions. Our subscription and other agreements contain a variety of terms, including service level requirements, data privacy, protection and security obligations, indemnification obligations, including for intellectual property infringement claims, dispute resolution procedures and regulatory requirements. Agreement terms may not be standardized across our business and can be subject to differing interpretations and local law requirements, which could result in disputes with our customers and other third parties from time to time. If our customers and other third parties notify us of a breach of contract or otherwise dispute the terms of our agreements, the dispute resolution process can be expensive and time consuming and result in the diversion of resources that could otherwise be deployed to grow our business. Even if these disputes are resolved in our favor, we may be unable to recoup the expenses and other diverted resources committed to resolving the dispute and, if we receive negative publicity in connection with the dispute, our reputation and brand may be harmed. Furthermore, the ultimate resolution of such disputes may be adverse to our interests and as a result could adversely affect our results of operations and financial condition.

We face exposure to foreign currency exchange rate fluctuations, and if foreign currency exchange rates fluctuate substantially in the future, our results of operations and financial condition, which are reported in U.S. dollars, could be adversely affected.

We conduct our business in countries around the world and a portion of our transactions outside the United States are denominated in currencies other than the U.S. dollar. While we have primarily transacted with customers and vendors in U.S. dollars to date, we have from time to time transacted in foreign currencies for subscriptions to our Unified-CXM platform and may significantly expand the number of transactions with customers that are denominated in foreign currencies in the future. The majority of our international costs are also denominated in local currencies. In addition, our international subsidiaries maintain net assets or liabilities that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations due to transactional and translational remeasurements that are reflected in our results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations.

We currently do not maintain a program to hedge transactional exposures in foreign currencies but intend to so in the near future. The future use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition.

Our results of operations may be harmed if we are required to collect sales or other related taxes for subscriptions to our products and services in jurisdictions where we have not historically done so.

Sales tax, value-added tax, or VAT, goods and services tax, or GST, and other similar transaction tax laws and rates differ greatly by jurisdiction and are subject to varying interpretations that may change over time. The application of these tax laws to services provided electronically is evolving. In particular, the applicability of sales taxes to our products and services in various jurisdictions is unclear.
Furthermore, an increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. In June 2018, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al, or Wayfair, that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state or “economic nexus.” In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. Similarly, many non-U.S. jurisdictions have considered or adopted laws that impose value added, digital service, or similar taxes, on companies despite not having a physical presence in the non-U.S. jurisdiction.

We collect sales, value added or similar transaction taxes in a number of jurisdictions. It is possible, however, that we could face sales tax, VAT, or GST audits and that our liability for these taxes could exceed our estimates as state, local, and non-U.S. tax authorities could still assert that we are obligated to collect additional tax amounts from our customers and remit those taxes to those authorities. We could also be subject to audits in state, local and non-U.S. jurisdictions for which we have not accrued tax liabilities. A successful assertion by one or more states, localities or non-U.S. jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. Such tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations.

Our international operations subject us to potentially adverse tax consequences.

We generally conduct our international operations through subsidiaries and are subject to income taxes as well as non-income-based taxes, such as payroll, value-added, goods and services and other local taxes. Our domestic and international tax liabilities are subject to various jurisdictional rules regarding the calculation of taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

Changes in tax law (including tax rates) could affect our future results of operations. Due to the expansion of our international business activity, any such changes could increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. The change in the U.S. administration could bring changes to U.S. tax laws that we cannot currently predict and that could materially affect our business, results of operations and financial condition. Additionally, the Organization for Economic Co-operation and Development, or OECD, has released guidance covering various topics, including transfer pricing, country-by-country reporting and definitional changes to permanent establishment that could ultimately impact our tax liabilities as countries adopt the OECD’s guidance.

We are subject to tax examinations of our tax returns by the Internal Revenue Service, or the IRS, and other domestic and foreign tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations and financial condition.

We are, and expect to continue to be, subject to audit by the IRS and other tax authorities in various domestic and foreign jurisdictions. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related assertions. Taxing authorities have also challenged, and may in the future challenge, our tax positions and methodologies on various matters. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. There can be no assurance that our tax positions and methodologies are accurate or that the outcomes of ongoing and future tax examinations will not have an adverse effect on our results of operations and financial condition.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

We have U.S. federal and state net operating loss carryforwards as a result of prior period losses, which if not utilized will begin to expire in fiscal year 2031 and fiscal year 2022 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” its ability to use its pre-change net operating loss carryforwards to offset its post-change taxable income or tax liability may be limited. Such an “ownership change” generally occurs if there is a greater than 50 percentage point change (by value) in its equity ownership by one or more stockholders or groups of stockholders who own at least 5% of our stock over a three-year period. We have experienced ownership changes in the past and, although we do not expect to experience an ownership change in connection with our listing on the New York Stock Exchange, any such ownership change could result in increased future tax liability. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal and state taxable income or tax liability may be subject to limitations, which could potentially result in increased future tax liability to us. Furthermore, under the Tax Cuts and Jobs Act enacted in December 2017, the amount of post 2017 net operating loss carryforward that we are permitted to use in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. The Tax Act also generally eliminates the ability to carry back net operating losses to prior taxable years. There is also a risk that due to regulatory changes, such as suspensions of the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

The terms of the SVB Credit Facility and the Senior Subordinated Secured Convertible Note Purchase Agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Under the terms of the SVB Credit Facility, the Company can borrow up to $50.0 million on its revolving credit loan facility. Additionally, in May 2020, we issued senior subordinated convertible notes for an aggregate principal amount of $75 million, with an initial maturity date of May 20, 2025 (the “Initial Notes”). We had the ability to issue additional senior subordinated convertible notes for an aggregate principal amount of $75 million until the 12-month anniversary of the closing date, or May 20, 2021, pursuant to the Senior Subordinated Secured Convertible Note Purchase Agreement, or the Note Purchase Agreement (“Delayed Draw Notes”; the Initial Notes, together with the Delayed Draw Notes, hereinafter the “Notes”). We did not draw any additional amounts under the Delayed Draw Notes. The Initial Notes were issued for face amount net of a closing fee of 1.05% on the entire $150 million commitment for all Notes (corresponding to an original issue discount of 2.1% on the Initial Notes) and carry a fixed rate of 9.875% per annum. The interest is to be paid in kind by increasing the principal amount of the Initial Notes.

The SVB Credit Facility and the Note Purchase Agreement contain customary affirmative and negative covenants that either limit our ability to, or, if we make future draws, require a mandatory prepayment in the event we, incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements and enter into various specified transactions. As a result, we may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lender or prepay any outstanding amount under the SVB Credit Facility or the Note Purchase Agreement. The SVB Credit Facility and the Note Purchase Agreement also contain certain financial covenants, including minimum revenue and cash balance requirements, and financial reporting requirements. Our obligations under the SVB Credit Facility and the Note Purchase Agreement are secured by substantially all of our property, with limited exceptions, including our intellectual property. We may not be able to generate sufficient cash flow or sales to meet our financial covenants or, if we make future draws, pay the principal and interest under the SVB Credit Facility the Note Purchase Agreement. Furthermore, if we made a subsequent draw, our future working capital, borrowings or equity financings could be unavailable to repay or refinance the amounts outstanding under the SVB Credit Facility. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full. Any declaration by our lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

As of January 31, 2021, we did not owe any principal or accrued interest under the SVB Credit Facility. However, it is possible that we will in the future draw down on the SVB Credit Facility or the convertible note or enter into new debt obligations. As of January 31, 2021, principal and accrued interest on the convertible note was $80.4 million. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the SVB Credit Facility or the Note Purchase Agreement, we may be required to repay any outstanding amounts earlier than anticipated. If for any reason we become unable to service our debt obligations under the SVB Credit Facility or the Note Purchase Agreement, or any new debt obligations that we may enter into from time to time, holders of our common stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.

Unfavorable conditions in our industry or the economy more generally or reductions in information technology spending could limit our ability to grow our business and adversely affect our results of operations and financial condition.

Our results of operations may vary based on the impact of changes in our industry or the economy more generally on us or our customers. This risk is presently heightened by the uncertain economic impact of the ongoing COVID-19 pandemic. Our business and results of operations depend on demand for information technology generally and for Unified-CXM solutions in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the United States or internationally, including as a result of changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes or conflict, could cause a decrease in business investments, including spending on information technology generally. To the extent that weak economic conditions cause our existing customers or potential customers to reduce their budget for Unified-CXM solutions or to perceive spending on such systems as discretionary, demand for our Unified-CXM platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, results of operations and financial condition.

Our business could be adversely impacted by changes in laws and regulations related to the Internet or changes in access to the Internet generally.

The future success of our business depends upon the continued use of the Internet as a primary medium for communication, business applications and commerce. Federal or state government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Legislators, regulators or government bodies or agencies may also make legal or regulatory changes or interpret or apply existing laws or regulations that relate to the use of the Internet in new and materially different ways. Changes in these laws, regulations or interpretations could require us to modify our Unified-CXM platform in order to comply with these changes, to incur substantial additional costs or divert resources that could otherwise be deployed to grow our business, or expose us to unanticipated civil or criminal liability, among other things.
In addition, government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt or increase the cost of our customers’ use of our Unified-CXM platform, which could negatively impact our business. In December 2017, the Federal Communications Commission, or FCC, voted to repeal its “net neutrality” Open Internet rules, effective June 2018. The rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. The FCC’s new rules, which took effect on June 11, 2018, repealed the neutrality obligations imposed by the Open Internet rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or harm our business. A number of parties have appealed this order, which is currently being reviewed by the United States Court of Appeals for the Federal Circuit. Should the net neutrality rules be relaxed or eliminated, we could incur greater operating expenses or our customers’ use of our Unified-CXM platform could be adversely affected, either of which could harm our business and results of operations.

These developments could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based platforms and services such as ours, increased costs to us or the disruption of our business. In addition, as the Internet continues to experience growth in the numbers of users, frequency of use and amount of data transmitted, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by data security and privacy issues, and the Internet has experienced a variety of outages and other degradations as a result of damage to portions of its infrastructure. If the use of the Internet generally, or our Unified-CXM platform specifically, is adversely affected by these or other issues, we could be forced to incur substantial costs, demand for our Unified-CXM platform could decline and our results of operations and financial condition could be harmed.

Our current estimates of market opportunity and forecasts of market growth included in this Quarterly Report on Form 10-Q may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this Quarterly Report on Form 10-Q are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Our current estimates and forecasts included in this Quarterly Report on Form 10-Q relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included in this Quarterly Report on Form 10-Q, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, which could harm our business.

Building a culture where everyone is happier and can thrive personally and professionally is the cornerstone of our philosophy. We create an environment of happier employees by building a values-based culture with rich communications, manager and employee action planning, competitive pay and benefits, and a culture where everyone feels like they belong and are valued. We recruit, retain and invest in the development of the best talent in the world. Externally, we have been recognized as a best place to work by several national media outlets. See “Business—Culture and Employees” for more information.

As our organization grows and evolves, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to ever-changing circumstances, such as during times of a natural disasters or pandemics, including COVID-19. These changes could have an adverse impact on our corporate culture We also expect to continue to hire aggressively as we expand but if we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Moreover, many of our employees may be able to receive significant proceeds from sales of our common stock in the public markets, which could lead to disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our substantial anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

The preparation of our financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires management to make judgments, estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, income taxes, goodwill and intangible assets.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the listing standards of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, results of operations and financial condition and could cause a decline in the market price of our Class A common stock.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We may take advantage of these provisions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and (iv) January 31, 2027. We have chosen to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting burdens.

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have chosen to take advantage of such extended transition period, and as a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the effective dates applicable to public companies.

We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and the market price of our Class A common stock may be more volatile and may decline.

Our management team has limited experience managing a public company.

Members of our senior management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

Risks Related to Ownership of Our Class A Common Stock and Other General Risks

An active public trading market for our Class A common may not be sustained.

Prior to the closing of our IPO in June 2021, no prior public trading market for our Class A common stock existed. We cannot assure you that an active trading market for our Class A common stock will continue to develop or, if further developed, that the market will be sustained. Accordingly, we cannot assure you of the liquidity of an active trading market, your ability to sell your shares of our Class A common stock when desired, or the prices that you may obtain for your shares of our Class A common stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.

In addition, the market price of our Class A common stock following this offering is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired or the prices that you may obtain for your shares of our Class A common stock.

The dual class structure of our common stock as contained in our certificate of incorporation has the effect of concentrating voting control with our executive officers and directors and their affiliates, limiting your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of July 31, 2021 beneficially hold approximately 93.3% of our outstanding capital stock but control approximately 99.3% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.

In addition, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than a majority of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.

FTSE Russell and Standard & Poor’s does not allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices are not be investing in our stock. In addition, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price and volume of our Class A common stock could be adversely affected.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure, combined with the concentrated control of our executive officers, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, as mentioned above certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. Under the announced policies, our dual class capital structure makes us ineligible for inclusion in many indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock may fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause in the value of our Class A common stock to decline. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•price and volume fluctuations in the overall stock market from time to time;

•announcements of new products, solutions or technologies, commercial relationships, acquisitions or other events by us or our competitors;

•changes in how enterprises perceive the benefits of our Unified-CXM platform and products;

•departures of key personnel;

•the public’s reaction to our press releases, other public announcements and filings with the SEC;

•fluctuations in the trading volume of our shares or the size of our public float;

•sales of large blocks of our common stock;

•market manipulation, including coordinated buying or selling activities;

•actual or anticipated changes or fluctuations in our results of operations;

•whether our results of operations meet the expectations of securities analysts or investors;

•changes in actual or future expectations of investors or securities analysts;

•actual or perceived significant data breach involving our Unified-CXM platform;

•litigation involving us, our industry or both;

•governmental or regulatory actions or audits;

•regulatory developments in the United States, foreign countries or both;

•general economic conditions and trends;

•major catastrophic events in our domestic and foreign markets; and

•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our Class A common stock is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations and financial condition.

Substantial future sales could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of a large number of sales of shares of such stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock.

Sales of our Class A common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

Our directors, executive officers and holders of 5% or more of our Class B common stock are able to exert significant control over us, which will limit your ability to influence the outcome of important transactions, including a change of control.

Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 61.7% of the shares of our outstanding common stock as of July 31, 2021. As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our capital stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our Class A common stock adversely, the market price and trading volume of our Class A common stock could decline.

The market price and trading volume for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If one or more securities analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations and financial condition.

As a public company, we have incurred and expect to continue to incur greater legal, accounting and other expenses than we incurred as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the rules and regulations of the SEC and the listing standards of the New York Stock Exchange. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. These rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. After we are no longer an “emerging growth company,” we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Quarterly Report on Form 10-Q and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. These increased costs and demands upon management could adversely affect our business, results of operations and financial condition.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our Class A common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•our board of directors will be classified into three classes of directors with staggered three-year terms;

•our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

•a special meeting of our stockholders may only be called by a majority of our board of directors, the chairperson of our board of directors or our Chief Executive Officer;

•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

•our amended and restated certificate of incorporation will not provide for cumulative voting;

•our amended and restated certificate of incorporation will allow stockholders to remove directors only for cause;

•certain amendments to our amended and restated certificate of incorporation will require the approval of the holders of at least 66 2⁄3% of our then-outstanding common stock;

•authorize undesignated preferred stock, the terms of which may be established and shares of which may be issued by our board of directors, without further action by our stockholders; and

•certain litigation against us can only be brought in Delaware.

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our charter documents designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and that the federal district courts are the exclusive forum for claims under the Securities Act of 1933, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for the following types of actions and proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (3) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

If a court were to find the exclusive-forum provision in our charter documents to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the SVB Credit Facility contains, and any future credit facility or financing we obtain may contain, terms limiting the amount of dividends that may be declared or paid on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations, financial condition, capital requirements, applicable contractual restrictions and such other factors as we may deem relevant. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because technology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Recent Sales of Unregistered Equity Securities

Since April 30, 2021, we have made the following issuances of unregistered securities:

•On June 29, 2021, we issued 230,259 shares of Class B common stock with an aggregate fair value of $5.5 million to Silicon Valley Bank in connection with the exercise of fully vested common stock warrants.

•From May 1, 2021 to June 25, 2021 (the date of the filing of our registration statement on Form S-8, File No. 33-257384), we granted stock options to purchase an aggregate of 2,122,319 shares of our common stock at a weighted average exercise price of $6.45 per share under our 2011 Stock Plan.

•From May 1, 2021 to June 25, 2021 (the date of the filing of our registration statement on Form S-8, File No. 33-257384), we issued an aggregate of 2,803,089 shares of our common stock upon the exercise of options under our 2011 Stock Plan at exercises prices ranging from $0.08 to $7.38 per share, for an aggregate purchase price of $8.5 million.

•From May 1, 2021 to June 25, 2021 (the date of the filing of our registration statement on Form S-8, File No. 33-257384), we granted an aggregate of 56,208 restricted stock units to be settled in shares of our Class B common stock under our 2011 Stock Plan.

•From May 1, 2021 to June 25, 2021 (the date of the filing of our registration statement on Form S-8, File No. 33-257384), we granted an aggregate of 75,000 performance stock units to be settled in shares of our Class B common stock under our 2011 Stock Plan.

The offers, sales and issuances of the securities described in this section were exempt from registration either under Rule 701 promulgated under the Securities Act of 1933, as amended, or the Securities Act, in that the transactions were underwritten compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act in that the transactions did not involve any public offering within the meaning of Section 4(a)(2) or, in certain cases, were acquired by accredited investors. Appropriate legends were affixed to the securities issued in these transactions.

Use of Proceeds from Initial Public Offering of Class A Common Stock

In June 2021, we completed our IPO, in which we issued and sold 18,287,500 shares of our Class A common stock, including 1,662,500 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, resulting in net proceeds to us of $276.0 million after deducting underwriting discounts, commissions and other offering expenses. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Morgan Stanley & Co, LLC, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Barclays Capital Inc., Wells Fargo Securities, LLC, JMP Securities LLC, KeyBanc Capital Markets Inc., Oppenheimer & Co. Inc., Stifel, Nicolaus & Company, Incorporated, William Blair & Company, L.L.C., Blaylock Van, LLC, C.L. King & Associates, Inc., Samuel A. Ramirez & Company, Inc. and Roberts & Ryan Investments, Inc. acted as underwriters for the offering.

All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256657), or the Registration Statement, which was declared effective by the SEC on June 22, 2021. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, the IPO terminated.

There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus that forms a part of the Registration Statement, filed with the SEC pursuant to Rule 424(b)(4) on June 24, 2021. As of July 31, 2021, we have not used any of the proceeds from our IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation, as currently in effect (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40528), filed with the SEC on June 28, 2021).

3.2
Amended and Restated Bylaws, as currently in effect (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40528), filed with the SEC on June 28, 2021).

4.1
Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.1
Seventh Amended and Restated Investors’ Rights Agreement, dated October 7, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.2#
Severance and Change in Control Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.3#
2011 Equity Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.4#
Forms of Grant Notice and Exercise Notices under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.5#	2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-257384), filed with the Commission on June 25, 2021).
10.6#
Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.7#
Forms of Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.8#
2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-257384), filed with the Commission on June 25, 2021).

10.9#
Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.10#
Amended and Restated Employment Agreement, by and between the Registrant and Ragy Thomas, dated June 11, 2021 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.11#
Amended and Restated Employment Agreement, by and between the Registrant and Christopher Lynch, dated June 11, 2021 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.12#
Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

# Indicates management contract or compensatory plan.
* The certifications furnished in Exhibit 32.1 are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sprinklr, Inc.

Date: September 9, 2021	By:	/s/ Ragy Thomas
Ragy Thomas
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2021	By:	/s/ Christopher Lynch
Christopher Lynch
Chief Financial Officer
(Principal Financial and Accounting Officer)