Form 10-Q
period 2021-10-31
Sprinklr, Inc.
filed 2021-12-10
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of December 6, 2021, the registrant had 98,284,905 shares of Class A common stock and 157,217,005 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses and other operating results;
•our ability to acquire new customers and successfully engage new and existing customers;
•our ability to sustain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategies for our Unified-CXM platform;
•the estimated addressable market opportunity for our Unified-CXM platform;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of the ongoing COVID-19 pandemic or other public health crises;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

Unless the context otherwise requires, the terms “Sprinklr,” “the Company,” “we,” “our,” “us” or similar references in this Form 10-Q refer to Sprinklr, Inc. and its subsidiaries.
ii

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	October 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$522,386	$68,037
Marketable securities	19,111	212,652
Accounts receivable, net of allowance for doubtful accounts of $3.0 million and $3.2 million, respectively	103,579	116,278
Prepaid expenses and other current assets	96,807	95,819
Total current assets	741,883	492,786
Property and equipment, net	13,441	9,011
Goodwill and other intangible assets	50,778	47,427
Other non-current assets	38,608	36,669
Total assets	$844,710	$585,893

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$11,055	$16,955
Accrued expenses and other current liabilities	78,234	63,170
Deferred revenue	221,918	221,439
Total current liabilities	311,207	301,564
Senior subordinated secured convertible notes	—	78,848
Deferred revenue less current portion	11,854	19,873
Deferred tax liability, long-term	869	869
Other liabilities, long-term	2,366	2,006
Total liabilities	326,296	403,160
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.00003 par value, 20,000,000 and 0 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 0 shares issued and outstanding as of October 31, 2021 and January 31, 2021	—	—
Convertible preferred stock, par value $0.00003, 0 and 122,309,253 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 0 and 120,902,273 issued and outstanding as of October 31, 2021 and January 31, 2021, respectively	—	424,992
Class A common stock, $0.00003 par value, 2,000,000,000 and 0 shares authorized as of October 31, 2021 and January 31, 2021, respectively; and 55,069,074 and 0 shares issued and outstanding as of October 31, 2021 and January 31, 2021	2	—
Class B common stock, $0.00003 par value, 310,000,000 and 0 shares authorized as of October 31, 2021 and January 31, 2021, respectively; and 200,313,313 and 0 shares issued and outstanding as of October 31, 2021 and January 31, 2021	6	—
Common stock, $0.00003 par value, 0 and 299,000,000 shares authorized as of October 31, 2021 and January 31, 2021, respectively; 0 and 109,587,048 issued as of October 31, 2021 and January 31, 2021, respectively, 0 and 95,456,264 outstanding as of October 31, 2021 and January 31, 2021, respectively	—	4
Treasury stock, at cost, 14,130,784 shares as of October 31, 2021 and January 31, 2021, respectively	(23,831)	(23,831)
Additional paid-in capital	960,697	122,061
Accumulated other comprehensive (loss) income	(5)	787
Accumulated deficit	(418,455)	(341,280)
Total stockholders’ equity	518,414	182,733
Total liabilities and stockholders’ equity	$844,710	$585,893
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Subscription	$109,941	$85,040	$310,020	$249,507
Professional services	17,115	11,292	46,708	33,311
Total revenue:	127,056	96,332	356,728	282,818
Costs of revenue:
Costs of subscription	22,835	19,392	66,228	55,645
Costs of professional services	15,865	10,831	41,520	33,334
Total costs of revenue	38,700	30,223	107,748	88,979
Gross profit	88,356	66,109	248,980	193,839
Operating expenses:
Research and development	16,621	10,394	44,836	26,874
Sales and marketing	76,191	45,228	207,079	137,060
General and administrative	21,833	25,768	63,364	48,234
Total operating expenses	114,645	81,390	315,279	212,168
Operating loss	(26,289)	(15,281)	(66,299)	(18,329)
Other expense, net	(1,119)	(2,587)	(4,744)	(5,949)
Loss before provision for income taxes	(27,408)	(17,868)	(71,043)	(24,278)
Provision for income taxes	1,823	1,100	6,132	2,888
Net loss	$(29,231)	$(18,968)	$(77,175)	$(27,166)

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.11)	$(0.21)	$(0.44)	$(0.31)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	255,195	91,672	174,497	88,428
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020

Net loss	$(29,231)	$(18,968)	$(77,175)	$(27,166)
Foreign currency translation adjustments	13	435	(770)	1,121
Unrealized losses on investments	(8)	(12)	(22)	(12)
Total comprehensive loss	$(29,226)	$(18,545)	$(77,967)	$(26,057)
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

							Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock			Treasury Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at July 31, 2021	—	$—	269,029	$8	—	$—	$947,041	(14,131)	$(23,831)	$(10)	$(389,224)	$533,984
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	—	—	—	—	19	—	—	—	—	19
Stock-based compensation - equity classified awards	—	—	—	—	—	—	12,403	—	—	—	—	12,403
Exercise of stock options and release of vested restricted stock units	—	—	486	—	—	—	1,234	—	—	—	—	1,234
Other comprehensive income	—	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	(29,231)	(29,231)
Balance at October 31, 2021	—	$—	269,515	$8	—	$—	$960,697	(14,131)	$(23,831)	$(5)	$(418,455)	$518,414

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at January 31, 2021	120,903	$424,992	—	$—	109,587	$4	$122,061	(14,131)	$(23,831)	$787	$(341,280)	$182,733
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	18,288	—	—	—	275,973	—	—	—	—	275,973
Conversion of convertible preferred stock to common stock upon initial public offering	(120,903)	(424,992)	120,903	4	—	—	424,988	—	—	—	—	—
Conversion of senior subordinated secured convertible notes	—	—	9,694	—	—	—	82,114	—	—	—	—	82,114
Stock-based compensation - equity classified awards	—	—	—	—	—	—	37,668	—	—	—	—	37,668
Reclassification of common stock to Class B common stock	—	—	117,176	4	(117,176)	(4)	—	—	—	—	—	—
Exercise of stock options and release of vested restricted stock units	—	—	1,454	—	7,589	—	17,893	—	—	—	—	17,893
Net exercise of common stock warrants	—	—	230	—	—	—	—	—	—	—	—	—
Issuance of common stock under deferred stock compensation plan	—	—	1,770	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(792)	—	(792)
Net loss	—	—	—	—	—	—	—	—	—	—	(77,175)	(77,175)
Balance at October 31, 2021	—	$—	269,515	$8	—	$—	$960,697	(14,131)	$(23,831)	$(5)	$(418,455)	$518,414

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands)
(unaudited)

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at July 31, 2020	102,408	$245,970	—	$—	101,554	$3	$65,464	(13,376)	$(17,957)	$(302)	$(307,694)	$(14,516)
Stock-based compensation - equity classified awards	—	—	—	—	—	—	23,056	—	—	—	—	23,056
Exercise of stock options	—	—	—	—	6,690	—	12,019	—	—	—	—	12,019
Issuance of common stock warrants	—	—	—	—	—	—	7,639	—	—	—	—	7,639
Issuance of Series G-1 and Series G-2 convertible preferred stock at $9.25 and $11.00 per share, respectively, net of issuance costs	19,902	191,752	—	—	—	—	—	—	—	—	—	191,752
Other comprehensive income	—	—	—	—	—	—	—	—	—	423	—	423
Net loss	—	—	—	—	—	—	—	—	—	—	(18,968)	(18,968)
Balance at October 31, 2020	122,310	$437,722	—	$—	108,244	$3	$108,178	(13,376)	$(17,957)	$121	$(326,662)	$201,405

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at January 31, 2020	102,408	$245,970	—	$—	99,002	$3	$50,117	(13,376)	$(17,957)	$(988)	$(299,496)	$(22,351)
Stock-based compensation - equity classified awards	—	—	—	—	—	—	32,047	—	—	—	—	32,047
Exercise of stock options	—	—	—	—	8,228	—	13,375	—	—	—	—	13,375
Issuance of common stock to a third party	—	—	—	—	1,014	—	5,000	—	—	—	—	5,000
Issuance of common stock warrants	—	—	—	—	—	—	7,639	—	—	—	—	7,639
Issuance of Series G-1 and Series G-2 convertible preferred stock at $9.25 and $11.00 per share, respectively, net of issuance costs	19,902	191,752	—	—	—	—	—	—	—	—	—	191,752
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,109	—	1,109
Net loss	—	—	—	—	—	—	—	—	—	—	(27,166)	(27,166)
Balance at October 31, 2020	122,310	$437,722	—	$—	108,244	$3	$108,178	(13,376)	$(17,957)	$121	$(326,662)	$201,405

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended October 31,
	2021	2020
Cash flow from operating activities:
Net loss	$(77,175)	$(27,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,638	4,248
Bad debt expense	47	427
Stock-based compensation expense, net of amounts capitalized	37,953	32,713
Non-cash interest paid in kind and discount amortization	3,266	3,494
Deferred income taxes	1	130
Other noncash items, net	(1,187)	(149)
Changes in operating assets and liabilities:
Accounts receivable	12,741	22,819
Prepaid expenses and other current assets	(1,104)	(1,837)
Other noncurrent assets	(1,817)	5,182
Accounts payable	(5,774)	586
Accrued expenses and other current liabilities	16,413	(335)
Deferred revenue	(7,132)	(24,235)
Other liabilities	197	(103)
Net cash (used in) provided by operating activities	(17,933)	15,774
Cash flow from investing activities:
Purchases of marketable securities	(61,758)	(170,035)
Sales of marketable securities	56,652	—
Maturities of marketable securities	197,555	—
Purchases of property and equipment	(5,197)	(2,078)
Capitalized internal-use software	(4,150)	(2,504)
Acquisitions, net of cash acquired	(3,625)	—
Net cash provided by (used in) investing activities	179,477	(174,617)
Cash flow from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other offering costs	275,974	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	191,752
Proceeds from senior subordinated secured convertible notes	—	73,425
Proceeds from issuance of stock warrants	—	7,639
Proceeds from short-term borrowings	—	49,973
Repayments of short-term borrowings	—	(49,973)
Payments of debt and equity issuance costs	—	(160)
Proceeds from issuance of common stock upon exercise of stock options	17,891	13,375
Net cash provided by financing activities	293,865	286,031
Effect of exchange rate fluctuations on cash and cash equivalents	(1,060)	(251)
Net change in cash and cash equivalents	454,349	126,937
Cash and cash equivalents at beginning of period	68,037	10,470
Cash and cash equivalents at end of period	$522,386	$137,407

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended October 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for income taxes	$2,525	$2,290
Cash paid for interest	—	319
Supplemental disclosure for noncash investing and financing
Net exercise of common stock warrants	18	—
Stock-based compensation expense capitalized in internal-use software	465	—
Accrued purchases of property and equipment	126	182
Common stock issued in exchange for other noncash assets	—	5,000
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization and Description of Business
Description of Business

Founded in 2009, Sprinklr, Inc. (“Sprinklr” or the “Company”) provides enterprise cloud software products that enable organizations to do marketing, advertising, research, care, sales and engagement across modern channels including social, messaging, chat and text through its unified Customer Experience Management (“CXM”) software platform.

The Company was incorporated in Delaware in 2011 and is headquartered in New York, New York, USA with 16 operating subsidiaries globally.

Initial Public Offering

On June 25, 2021, the Company completed its initial public offering (“IPO”), in which it issued and sold 16,625,000 shares of its Class A common stock at a public offering price of $16.00 per share. On July 1, 2021, the underwriters’ option to purchase 1,662,500 additional shares of Class A common stock was exercised in full. The Company received net proceeds of $276.0 million after deducting underwriting discounts and commissions and other offering expenses of $16.6 million.

In connection with the IPO, all of the then-outstanding shares of convertible preferred stock automatically converted into an aggregate of 120,902,273 shares of the Company’s Class B common stock on a one-to-one basis, the senior subordinated secured convertible notes automatically converted into an aggregate of 9,694,004 shares of Class B common stock and all of the Company’s outstanding common stock was reclassified into shares of Class B common stock on a one-to-one basis.
2.Basis of Presentation and Summary of Significant Accounting Policies
(a)Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission, (“SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2021, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for the year ending January 31, 2022 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended January 31, 2021 included in the Company’s final prospectus (“Final Prospectus”) that forms a part of the Registration Statement on Form S-1 (File No. 333-256657) (the “Registration Statement”) for its IPO, dated as of June 22, 2021, and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) on June 24, 2021.
There have been no material changes in the significant accounting policies as described in the Company’s consolidated financial statements for the fiscal year ended January 31, 2021 included in the Final Prospectus.

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
(c)Fiscal Year
The Company’s fiscal year ends on January 31. References to fiscal year 2022, for example, refer to the fiscal year ending January 31, 2022.
(d)Segments
The Company operates in one operating segment because the Company’s offerings operate on its single Customer Experience Management Platform, the Company’s products are deployed in a similar way, and the Company’s chief operating decision maker evaluates the Company’s financial information and assesses the performance of the Company on a consolidated basis. Because the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
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
No single customer accounted for more than 10% of total revenue in the three or nine months ended October 31, 2021.
In addition, the Company relies upon third-party hosted infrastructure partners globally to serve customers and operate certain aspects of its services, such as environments for development testing, training, sales demonstrations, and production usage. Given this, any disruption of or interference at the Company's hosted infrastructure partners would impact the Company’s operations and its business could be adversely impacted.
(f)Revenue Recognition
The Company accounts for revenue in accordance with Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC 606). For further discussion of the Company’s accounting policies related to revenue see Note 3, Revenue Recognition.
(g)Stock-Based Compensation
The Company accounts for stock-based compensation as an expense in the statements of operations based on the awards’ grant date fair values.
The Company estimates the fair value of service-based options granted using the Black-Scholes option pricing model. Stock options that include service, performance and market conditions are valued using the Monte-Carlo simulation model. The Black-Scholes option pricing model requires inputs based on certain assumptions, including (a) the fair value per share of the Company’s common stock (b) the expected stock price volatility, (c) the calculation of expected term of the award, (d) the risk-free interest rate and (e) expected dividends. A Monte-Carlo

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
simulation is an analytical method used to estimate value by performing a large number of simulations or trial runs and determining a value based on the possible outcomes from these trial runs.

The fair value of stock-based payments is recognized as compensation expense, net of expected forfeitures, over the requisite service period, which is generally the vesting period, with the exception of the fair value of stock-based payments for awards that include service, performance and market conditions, which is recognized as compensation expense over the requisite service period as achievement of the performance objective becomes probable.

The Company issued certain performance stock units (“PSUs”), that vest upon the satisfaction of time-based service, performance-based and market conditions. The Company estimates compensation cost based on the grant date fair value and recognize the expense on a graded vesting basis over the vesting period of the award. As the PSUs are subject to a market condition (stock price), the grant date fair value is measured using a Monte Carlo simulation approach, which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. The performance-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as a change in control transaction or the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company's common stock. Upon the effectiveness of the Registration Statement on June 22, 2021, the performance-based vesting condition was satisfied, and therefore, the Company commenced recognition of compensation expense using the accelerated attribution method over the requisite service period.

The Company estimates fair value of its restricted stock units (“RSU”) based on the fair value of the underlying common stock, net of estimated forfeitures. Subsequent to the IPO, the Company determines the fair value using the closing price of its Class A common stock as reported on the date of grant.

(h) Recently Issued Accounting Pronouncements Not Yet Adopted
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) allows the Company, as an emerging growth company, to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), and additional changes, modifications, clarifications or interpretations related to this guidance thereafter (“ASU 2016-02”). ASU 2016-02 requires a reporting entity to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, including interim periods within that fiscal year, with early adoption permitted. The Company will record a right of use asset and liability, and is currently evaluating the impact of adoption on the consolidated financial statements. Although the Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures, the Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.
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
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics. ASU 2020-06 is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2020-06 will be effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

3. Revenue Recognition
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

The Company recognizes revenue upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

The Company determines revenue recognition through the following steps:

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

Amounts that have been invoiced because they have the unconditional right to consideration are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met, with the majority being invoiced annually in advance of performance obligations. When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in Topic 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. One of the Company’s contracts contained a significant financing component as of October 31, 2021 as a result of an advance payment from a large customer for a multi-year contract in the prior fiscal year. None of the Company’s other contracts contained a significant financing component at October 31, 2021.
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

Some of the Company’s product offerings include service-level agreements warranting defined levels of uptime reliability and performance and permitting those customers to receive credits for future services in the event that it fails to meet those levels. To date, the Company has not accrued for any significant liabilities in the accompanying condensed consolidated financial statements as a result of these service-level agreements.

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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Contracts with Multiple Performance Obligations

The Company executes arrangements that include multiple performance obligations (consisting of subscription and professional services). Additionally, the Company is often party to multiple concurrent contracts or contracts pursuant to which a client may purchase a combination of services. At contract inception, the Company determines whether multiple contracts will be combined and accounted for as a single arrangement. Combination is generally required when the economics of the individual contracts cannot be understood without reference to the whole. While certain contracts may be combined, they are reviewed to determine if the contract has multiple distinct performance obligations. These situations require judgment to determine whether the multiple promises are separate performance obligations. Once the Company has determined the performance obligations, the Company determines the transaction price. The Company allocates the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. The Company then allocates the transaction price to each performance obligation in the contract based on a relative SSP and the corresponding revenues are recognized as the related performance obligations are satisfied.

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

Costs to Obtain Customer Contracts

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit, which the Company has estimated to be three years. The Company determined the period of benefit by taking into consideration the length of its customer contracts, customer relationship period, technology lifecycle, and other factors. Sales commissions paid for renewals are not commensurate with commissions paid on the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Amortization expense is recorded in sales and marketing expense within the Company’s condensed consolidated statement of operations.

Capitalized costs to obtain customer contracts as of October 31, 2021 were $55.3 million, of which $26.0 million is included in prepaid expenses and other current assets and $29.2 million within other non-current assets. During the three and nine months ended October 31, 2021, the Company amortized $7.3 million and $21.0 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.

Capitalized costs to obtain customer contracts as of October 31, 2020 were $41.5 million, of which $18.0 million is included in prepaid expenses and other current assets and $23.5 million within other non-current assets. During the three and nine months ended October 31, 2020, the Company amortized $5.5 million and $15.3 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.

Deferred Revenue

The Company invoices customers for subscriptions to its products in varying billing cycles with the majority being invoiced annually in advance of performance obligations, and accounts receivable are recorded when the right to consideration becomes unconditional. Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized.

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

The Company recognized revenue of $104.4 million and $194.0 million for the three and nine months ended October 31, 2021, respectively, and $80.4 million and $158.4 million for the three and nine months ended October 31, 2020, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. At October 31, 2021 and January 31, 2021, contract assets were $2.6 million and $0.8 million, respectively, and were included in prepaid expenses and other current assets.

Remaining performance obligations represent contracted revenues that had not yet been recognized and include deferred revenues and amounts that will be invoiced and recognized in future periods.

As of October 31, 2021, the Company’s remaining performance obligations were $459.4 million, approximately $329.6 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

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

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	October 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair value
Corporate bonds	$5,116	$—	$(4)	$5,112
U.S. government and agency securities	13,999	—	—	13,999
Marketable securities	$19,115	$—	$(4)	$19,111

	January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair value
Corporate bonds	$26,894	$—	$(2)	$26,892
U.S. government and agency securities	125,804	20	—	125,824
Commercial paper	59,936	—	—	59,936
Marketable securities	$212,634	$20	$(2)	$212,652
As of October 31, 2021 and January 31, 2021, the maturities of available-for-sale marketable securities did not exceed 12 months.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of October 31, 2021, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents:
Money market funds	$483,130	$—	$—	$483,130
Marketable Securities:
Corporate bonds	—	5,112	—	5,112
U.S. government and agency securities	—	13,999	—	13,999
Total financial assets	$483,130	$19,111	$—	$502,241
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
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. Treasury securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of October 31, 2021 and January 31, 2021, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 31, 2021 and January 31, 2021, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of October 31, 2021 and January 31, 2021, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments, as it believes that any such losses would be immaterial based on the high-grade credit rating for each of its marketable securities as of the end of each period.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Prepaid hosting and data costs	$35,881	$58,386
Prepaid software costs	2,688	3,771
Capitalized commissions costs, current portion	26,044	24,294
Prepaid insurance	3,495	289
Contract assets	2,628	824
Other	26,071	8,255
Prepaid expenses and other current assets	$96,807	$95,819

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Computer equipment	$12,658	$7,921
Office furniture and other	1,222	1,193
Leasehold improvements	3,664	3,500
Less accumulated depreciation and amortization	(11,235)	(8,598)
Total fixed assets, net	6,309	4,016
Capitalized internal-use software	20,725	16,224
Less accumulated amortization	(13,593)	(11,229)
Total capitalized internal-use software	7,132	4,995
Property and equipment, net	$13,441	$9,011
Depreciation and amortization expense for property and equipment was $1.2 million and $0.7 million in the three months ended October 31, 2021 and 2020, respectively, and $3.0 million and $1.8 million in the nine months ended October 31, 2021 and 2020, respectively.
Amortization expense for capitalized internal-use software was $0.9 million and $0.6 million in the three months ended October 31, 2021 and 2020, respectively, and $2.4 million and $1.9 million in the nine months ended October 31, 2021 and 2020, respectively.
The Company capitalized internal-use software costs, including stock-based compensation, of $1.9 million and $1.0 million in the three months ended October 31, 2021 and 2020, respectively, and $4.6 million and $2.5 million in the nine months ended October 31, 2021 and 2020, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2021	January 31, 2021
Bonuses	$15,320	$17,783
Commissions	11,895	13,346
Employee liabilities (1)	23,691	15,040
Purchased media costs (2)	4,559	2,695
Accrued sales and use tax liability	5,722	5,667
Accrued income taxes	3,354	677
Professional services	2,012	1,603
Other	11,681	6,359
	$78,234	$63,170
(1) Includes $5.7 million of accrued ESPP employee contributions at October 31, 2021. Refer to Note 11, Stock-based Compensation, for further discussion of the Company’s ESPP.
(2) Purchased media costs consist of amounts owed to the Company’s vendors for the purchase of advertising space on behalf of its customers.

7. Goodwill
The changes in the carrying amount of goodwill for the periods presented were as follows (in thousands):

	October 31, 2021	January 31, 2021
Balance at beginning of period	$46,823	$47,100
Business combination	3,023	—
Effect of exchange rates	5	(277)
Balance at end of period	$49,851	$46,823
On September 6, 2021, the Company acquired certain assets from a privately held company in a transaction that qualified as a business combination. Goodwill consists primarily of expected synergies of the acquired workforce and growth opportunities, none of which qualify as separately identifiable intangible assets. This business combination was not material to the unaudited condensed consolidated financial statements.

8. Debt
The following table summarizes the Company’s long-term debt at January 31, 2021 (in thousands):

January 31, 2021

Senior Subordinated Secured Convertible Note	$75,000
Paid-in-kind interest	5,390
Principal balance	80,390
Less: Unamortized debt discounts and issuance costs	(1,542)
Revolving credit facility	—
Total Debt	$78,848

There was no long-term debt outstanding as of October 31, 2021.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Senior Subordinated Secured Convertible Notes

On May 20, 2020 (the “NPA Closing Date”), the Company issued senior subordinated convertible notes for an aggregate principal amount of $75 million pursuant to the Company’s Senior Subordinated Secured Convertible Note Purchase Agreement, dated May 20, 2020, by and among the Company, its subsidiaries, TPG Specialty Lending Inc., as Administrative Agent and Arranger (“TPG”), and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of May 20, 2025 (the “Notes”). The Notes were issued for face amount net of a closing fee of 1.05% on the entire $150 million commitment for all Notes (corresponding to an original issue discount of 2.1% on the Notes) and carried a fixed rate of 9.875% per annum. The interest was paid-in-kind by increasing the principal amount of the Notes. The Notes were sold at a price and had a value at issuance not significantly in excess of the face amount; accordingly, none of the proceeds were allocated to equity.

Upon the completion of the IPO, the Notes automatically converted pursuant to their terms into 9,694,004 shares of Class B common stock.

Interest Expense

The following table presents the components of interest expense incurred on the Notes for the three and nine months ended October 31, 2021 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Interest expense at coupon rate	$—	$1,930	$3,182	$3,411
Amortization of debt discounts and issuance costs	—	47	84	83
Total interest expense	$—	$1,977	$3,266	$3,494

The debt discount was amortized to interest expense at an annual effective interest rate of 10.3% over the contractual terms of the Notes. Interest expense is included in Other expense, net on the condensed consolidated statement of operations.

Credit Agreement

The Company maintains a credit agreement with Silicon Valley Bank (the “Credit Agreement”). Under the terms of the Credit Agreement, the Company can borrow up to $50.0 million on its revolving credit loan facility on its revolving credit loan facility at the higher of prime interest rate plus 0.25% or federal funds effective rate plus 0.50% plus 0.25%. The Amended Credit Agreement, which expires on June 21, 2022, requires the Company to maintain certain monthly adjusted quick ratio and quarterly minimum consolidated adjusted earnings before income taxes, depreciation and amortization. As of October 31, 2021 and January 31, 2021, the Company had no amounts outstanding under the Credit Agreement.

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
Deferred rent as of October 31, 2021 was $2.4 million, $1.3 million of which was recorded in Accrued expenses and other current liabilities and $1.1 million of which was recorded in Other liabilities, long-term in the condensed consolidated balance sheets.
Deferred rent as of January 31, 2021 was $2.2 million, $1.3 million of which was recorded in Accrued expenses and other current liabilities and $0.9 million of which was recorded in Other liabilities, long-term in the condensed consolidated balance sheets.
Rent expense under these operating leases was $2.2 million and $1.7 million in the three months ended October 31, 2021 and 2020, respectively, and $5.5 million and $5.2 million in the nine months ended October 31, 2021 and 2020, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
At October 31, 2021 and January 31, 2021, the Company had no capital leases. As of October 31, 2021, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

October 31, 2021
2022 (remaining three months)	$1,981
2023	7,585
2024	5,639
2025	2,427
2026 and thereafter	2,660
Total	$20,292
Letters of Credit
As of October 31, 2021, the Company has an aggregate availability of $1.3 million under letters of credit primarily related to one of its leases. The Company has not drawn down on these letters of credit as of October 31, 2021. No material letters of credit were outstanding as of January 31, 2021.
Contractual Obligations and Commitments
The Company has non-cancelable minimum guaranteed purchase commitments for data and hosting services as of January 31, 2021 as follows (in thousands):

Fiscal year ended January 31,
2022	$17,859
2023	28,743
2024	62,792
2025	52,833
2026 and thereafter	51,500
Total	$213,727
There were no material contractual obligations or commitments that were entered into during the nine months ended October 31, 2021 that were outside the ordinary course of business.
Legal Matters
From time to time, the Company, various subsidiaries, and certain current and former officers may be named as defendants in various lawsuits, claims, investigations and proceedings arising from the normal course of business. The Company also may become involved with contract issues and disputes with customers. With respect to litigation in general, based on the Company’s experience, management believes that the amount of damages claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases. The Company believes that it has valid defenses with respect to the legal matters pending against the Company and intends to vigorously contest each of them.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
On September 7, 2017, a complaint was filed by Opal Labs Inc. (“Opal”) against the Company in the Circuit Court of the State of Oregon, alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act, among other claims. Opal is claiming an amount of approximately $22 million in damages, additional punitive damages, and attorneys’ fees, as well as injunctive relief and specific performance. Opal’s allegations focus on the Company’s content planning module, one component of the Company’s Modern Marketing & Advertising product, not the Company’s broad software platform. On September 5, 2018, the case was moved from state court to federal court on the Company’s motion. On November 2, 2021, after a three-week trial, the jury returned an advisory verdict in which they answered five of the 15 verdict questions, hung on four questions, and did not answer the remaining questions, including questions related to damages. As for the specific claims, the jury indicated as follows: (i) fraudulent misrepresentation (hung), (ii) misappropriation of trade secrets (proven), (iii) breach of contract regarding a teaming agreement (proven), (iv) breach of contract regarding terms of use (hung), (v) breach of contract of a non-disclosure agreement (proven), (vi) breach of the implied covenant of good faith and fair dealing regarding the teaming agreement (hung), (vii) breach of the implied covenant of good faith and fair dealing regarding the terms of use (not proven), and (viii) breach of the implied covenant of good faith and fair dealing regarding the non-disclosure agreement (not proven). The jury did not award any economic or punitive damages. The Court has received the jury’s advisory responses from the verdict form. Further proceedings are scheduled in the case, which may include another trial or additional findings by the judge. The Company continues to vigorously defend this lawsuit, denies the allegations against it, and believes that it has a meritorious defense to the matter. At this time the Company cannot predict the probability of outcome or estimate a range of possible loss.

10. Stockholders’ Equity
Common Stock
In connection with the IPO, on June 25, 2021, the Company filed an Amended and Restated Certificate of Incorporation that authorizes the issuance of 2,000,000,000 shares of Class A common stock with a par value of $0.00003 per share, 310,000,000 shares of Class B common stock with a par value of $0.00003 per share, and 20,000,000 shares of undesignated preferred stock with a par value of $0.00003 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of Class A common stock and Class B common stock will be entitled to share equally, identically and ratably, on a per share basis, with respect to any dividend or distribution of cash or property paid or distributed by the company, unless different treatment of the shares of the affected class is approved by the affirmative vote of the holders of a majority of the outstanding shares of such affected class, voting separately as a class.

Convertible Preferred Stock
In October 2020, the Company closed on a private placement and issuance of 10.8 million shares of its Series G-1 convertible preferred stock, or the Series G-1, at a price per share of $9.25 and 9.1 million shares of its Series G-2 convertible preferred stock, or the Series G-2, at a price per share of $11.00 for total gross proceeds of $200.0 million (collectively, Series G), before deducting placement agent fees, offering expenses and issued warrants. Compared to Series G-1, Series G-2 include, among other provisions, certain protective provisions not available to the holders of Series G-1.
Upon the completion of the Company’s IPO, all of the then-outstanding shares of convertible preferred stock were automatically converted into an aggregate of 120,902,273 of shares of Class B common stock on a one-to-one basis and the carrying value was reclassified into Class B common stock and additional paid-in capital on the condensed consolidated balance sheet.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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

The Company’s board of directors adopted the 2021 Plan in May 2021, which was subsequently approved by its stockholders and became effective on June 22, 2021. Initially, the maximum number of shares of the Company’s Class A common stock that may be issued under the 2021 Plan is 80,401,680 shares, which includes (i) 25,480,000 new shares of Class A common stock and (ii) shares subject to outstanding awards granted under the 2011 Plan that expire or otherwise terminate or that are not issued or are otherwise reacquired by the Company under certain circumstances. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031, by an amount equal to 5% of the number of our Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of October 31, 2021, there were 26,138,684 shares available for grant under the 2021 Plan.

The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of the Company's affiliates, as permitted by law.

Performance Share Units
On January 28, 2021, the Company granted 3,100,000 shares of PSUs that vest over a five-year period if certain performance conditions are met. Following an IPO, the PSUs will vest on the date on which the volume weighted-average trading price of the Company's Class A common stock has, for 45 consecutive trading days, equaled or exceeded pre-determined threshold prices ranging between $30 and $100, or upon a change in control of the Company. If the first threshold of $30 is not met, then no shares will vest. Each PSU is equal to and paid in one share of Class B common stock. The number of shares actually issued will range from zero to 3,100,000 shares in the aggregate.
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
The performance-based vesting condition was satisfied on the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company's common stock. Such event was not deemed probable until consummated, and therefore, stock-based compensation related to these PSUs remained unrecognized prior to the effectiveness of Registration Statement. Upon the effectiveness of the Registration Statement on June 22, 2021, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $0.4 million using the accelerated attribution method for the portion of the PSU awards for which the service-based vesting condition has been partially satisfied.
Chief Executive Officer Stock Option Agreement
On March 18, 2019, the Company granted options to purchase 9,274,528 shares of common stock to its Chief Executive Officer. The grant is split into four tranches, each covering 2,318,632 shares of common stock.  Tranche 1 vests over three years.  Tranches 2, 3 and 4 are performance based, with tranche 2 vesting upon an IPO or change of control and tranches 3 and 4 vesting in the event of both (i) an IPO or change of control and (ii) the Company’s share price equaling or exceeding a certain value at or after the occurrence of an IPO or change of control. For the 6,955,896 options that are subject to the performance conditions that are triggered upon IPO or a change of control, stock-based compensation expense remained unrecognized prior to the effectiveness of the IPO. On June 25, 2021, the performance-based vesting condition was satisfied and 2,318,632 options under tranche 2 vested and the Company recognized cumulative stock-based compensation expense of $5.8 million using the accelerated attribution method for the portion of the PSU awards for which the service-based vesting condition has been fully or partially satisfied. The remaining $0.1 million associated with tranches 3 and 4 will be recognized through the subsequent remaining requisite service period, or March 24, 2022.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
To determine the fair value of stock options that include market conditions (tranche 3 and 4), the Company utilized a Monte Carlo simulation, which allows for the modeling of complex securities and evaluate many possible outcomes to forecast the stock price of the Company post-IPO. As part of the valuation, the Company considered various scenarios related to the pricing, timing and probability of an IPO. The Company applied an annual equity volatility of 44%, a risk-free rate of 2.6%, fair value of the common stock of $4.25 and an expected term of ten years to arrive at a valuation of $1.7 million on the grant date.
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the Plan for the nine months ended October 31, 2021 is as follows:

	Number of stock options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(in thousands)		(in years)	(in thousands)
Balance as of January 31, 2021	46,455	4.37	7.7	$218,450
Granted	10,641	11.43
Exercised	(8,882)	2.02
Cancelled/forfeited	(2,447)	8.34
Balance as of October 31, 2021	45,767	6.25	8.0	$597,167

Exercisable as of October 31, 2021	16,433	$4.28	7.1	$246,801
Vested and expected to vest as of October 31, 2021	37,577	$5.76	7.8	$508,972

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s share price of $19.30 as of October 31, 2021 for options that were in-the-money as of that date.
The weighted-average grant date fair value of options granted and the total intrinsic value of options exercised during the periods presented were as follows:

	Nine Months Ended October 31,
	2021	2020

Weighted average grant date fair value of options granted	$5.58	$2.51
Total intrinsic value of options exercised (in thousands)	$77,760	$43,201

The total estimated grant date fair value of options vested in the nine months ended October 31, 2021 and 2020 was $19.8 million and $11.1 million, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Determining Fair Value of Stock Options
The fair value of each option grant with service and performance conditions is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Nine Months Ended October 31,
	2021	2020
Expected term (in years)	6.0	6.0
Risk-free interest rate	0.9% - 1.4%	0.3% - 0.8%
Expected volatility	50.9% - 52.1%	42.3% - 45.5%
Expected dividend rate	0%	0%
Fair value of common stock	$10.96 - $14.02	$4.93 - $7.38
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
Expected volatility—Because the Company has limited trading history by which to determine the volatility of its own common stock price, the expected volatility being used is derived from the historical stock volatilities of a representative industry peer group of comparable publicly listed companies over a period approximately equal to the expected term of the options.
Expected dividend rate—The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
Fair value of common stock – Prior to the IPO, the fair value of common stock underlying the stock options had historically been determined by the Company’s board of directors, with input from the Company’s management. The Company’s board of directors previously determined the fair value of the common stock at the time of grant of the options by considering a number of objective and subjective factors, including valuations of comparable companies, sales of common stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. Subsequent to the IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of the Company’s Class A common stock, which is traded publicly on the New York Stock Exchange.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Restricted Stock Units
A summary of the Company’s RSU award activity was as follows:

	Number of restricted shares outstanding	Weighted Average Grant Date Fair Value
	(in thousands)
Balance as of January 31, 2021	450	$7.26
Granted	465	17.74
Released	(150)	3.64
Balance as of October 31, 2021	765	$14.34
On January 28, 2021, the Company granted 300,000 RSUs that have vesting conditions, including the completion of an IPO or change in control event, and the achievement of a service condition. The service condition is a time-based condition met over a period of five years, with 20% met after one year and then equal quarterly installments over the succeeding four years. The performance-based vesting condition is satisfied on the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock. Such event was not deemed probable until consummated, and therefore, stock-based compensation related to these RSUs remained unrecognized prior to the effectiveness of the Registration Statement. Upon the effectiveness of the Registration Statement on June 22, 2021, the performance-based vesting condition was satisfied, and, therefore, the Company recognized cumulative stock-based compensation expense of $0.6 million using the accelerated attribution method for the portion of the RSU awards for which the service-based vesting condition has been partially satisfied.
Employee Stock Purchase Plan
The Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”) on May 20, 2021, which was subsequently approved by its stockholders and became effective on June 22, 2021. The ESPP authorizes the initial issuance of up to 5,100,000 shares of the Company’s Class A common stock to certain eligible employees or, as designated by the board of directors, employees of a related company. The ESPP provides that the number of shares of Class A common stock reserved and available for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 15,300,000, or such lesser number of shares as determined by the Company’s board of directors.
The ESPP includes two components. One component is designed to allow eligible U.S. employees to purchase our Class A common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Internal Revenue Code of 1986, as amended. The other component permits the grant of purchase rights that do not qualify for such favorable tax treatment in order to allow deviations necessary to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws.

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

ESPP employee payroll contributions accrued as of October 31, 2021 totaled $5.7 million and are included within accrued compensation in the condensed consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. The Company recorded stock-based compensation of $3.0 million and $3.9 million during the three and nine months ended October 31, 2021, respectively, in connection with the ESPP.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of the share purchase rights granted under the ESPP during the nine months ended October 31, 2021 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended October 31,
2021
Expected term (in years)	0.9
Risk-free interest rate	0.05% - 0.08%
Expected volatility	55.70% - 57.00%
Expected dividend rate	0%
Fair value of common stock	$22.37
Deferred Stock Compensation Plan
In May 2020, the Company implemented a program that provides eligible employees the opportunity, through regular payroll deductions, to purchase shares of the Company's common stock worth between 10% to 25% of the employee's salary as elected by the participant, subject to certain caps set forth under the program. Employees may purchase shares of the Company’s common stock at the lower of the fair value of the common stock at the beginning or ending date of the purchase period, which commenced on June 1, 2020 and concluded on June 1, 2021. Receipt of common stock under this program was contingent on continued employment through June 1, 2021.
This share-settled obligation was recognized in June 2021, at which point the employees were granted shares under this program. In determining the fair value of the right to purchase under this program, the Company used the Monte-Carlo simulation and applied an annual equity volatility of 48.2%, a risk-free rate of 0.17%, fair value of the common stock of $4.93 and an expected term of one year to arrive at a valuation of $1.9 million for the put right, resulting in a grant date fair value of $5.86. The Company recognized $3.2 million of stock-based compensation expense in the nine months ended October 31, 2021 related to shares issuable pursuant to this program. On June 7, 2021, the Company issued 1,769,945 shares in connection with this program based on the fair value of the common stock at the beginning of the purchase period.
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Costs of subscription	$589	$338	$1,411	$856
Costs of professional services	889	422	1,911	876
Research and development	2,186	1,823	4,915	2,910
Sales and marketing	4,997	4,889	13,963	8,994
General and administrative	3,760	15,834	15,753	19,077
Stock-based compensation, net of amounts capitalized	12,421	23,306	37,953	32,713
Capitalized stock-based compensation	232	—	465	—
Total stock-based compensation	$12,653	$23,306	$38,418	$32,713

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Equity classified awards	$12,403	$23,056	$37,668	$32,047
Other awards (1)	250	250	750	666
	$12,653	$23,306	$38,418	$32,713
(1) Nonemployee grant recorded over five years, representing the same period and in the same manner as if the grantor had paid cash for the services instead of paying with or using the share-based payment award.

As of October 31, 2021, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was as follows:

	October 31, 2021
	Unrecognized expense	Weighted average expense recognition period
	(in thousands)	(in years)
Stock options	$49,577	2.9
Performance share units	2,963	3.3
Restricted stock units	5,975	3.1
ESPP	8,447	0.6

12. Net Loss Per Share
The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to ordinary shareholders for the period to be allocated between ordinary shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers its convertible preferred shares to be participating securities, as the holders of the convertible preferred shares would be entitled to dividends that would be distributed to the holders of ordinary shares on a pro-rata basis assuming conversion of all convertible preferred shares into ordinary shares. These participating securities do not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss was not allocated to the Company’s participating securities.

Basic loss per share is computed by dividing net loss attributable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. In periods when the Company has income, the Company calculates basic earnings per share using the two-class method, if required, pursuant to ASC 260, Earnings Per Share. The two-class method was required effective with the issuance of convertible preferred stock in the past because this class of stock qualified as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for a period are allocated on a pro rata basis to the common stockholders and to the holders of convertible preferred stock based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

Following the Company’s IPO, the Company has two classes of common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. All shares of the Company’s capital stock outstanding immediately prior to the Company’s IPO, including all shares held by executive officers, directors and their respective affiliates, and all shares issuable on the conversion of outstanding convertible preferred stock, were converted into shares of the Company’s Class B common stock immediately prior to the completion of the offering. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both individual and combined basis.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss per share - basic and diluted:
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(29,231)	$(18,968)	$(77,175)	$(27,166)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	255,195	91,672	174,497	88,428
Net loss per common share attributable to Class A and Class B common stockholders - basic and diluted	$(0.11)	$(0.21)	$(0.44)	$(0.31)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	2021	2020
Convertible Preferred Stock	—	122,310
Options to purchase common stock	45,767	44,251
Convertible note	—	8,294
Performance share units	3,175	—
Restricted stock units	765	150
ESPP	293	—
Deferred stock compensation plan	—	759
Warrants to purchase common stock	2,500	2,731
Total shares excluded from net (loss) income per share	52,500	178,495

13. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended October 31, 2021 and 2020, the Company recorded an income tax expense of $1.8 million and $1.1 million, respectively, and income tax expense of $6.1 million and $2.9 million in the nine months ended October 31, 2021 and 2020, respectively.
The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets, partially offset by state taxes and the foreign tax rate differential on non-U.S. income.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence. As of October 31, 2021, the Company continues to maintain a full valuation allowance against the deferred tax assets for the U.S. and certain international entities.

During the nine months ended October 31, 2021, the Company recorded a $1.3 million reserve related to unrecognized tax benefits.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Americas	$80,333	$63,242	$226,573	$186,515
EMEA	35,406	24,737	99,838	71,682
Other	11,317	8,353	30,317	24,621
	$127,056	$96,332	$356,728	$282,818
The United States was the only country that represented more than 10% of the Company’s revenues in the three months ended October 31, 2021 and 2020 and the nine months ended October 31, 2021 and 2020, respectively, comprising of $75.4 million, $59.6 million, $212.3 million and $176.4 million, respectively.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of October 31, 2021 and January 31, 2021, long lived assets by geographic region were as follows (in thousands):

	October 31, 2021	January 31, 2021

Americas (1)	$9,237	$6,135
EMEA	1,825	1,474
Other	2,379	1,402
	$13,441	$9,011
(1) Includes $9.0 million and $6.0 million of fixed assets held in the United States at October 31, 2021 and January 31, 2021, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or this Form 10-Q, and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2021 included in our final prospectus, or the Final Prospectus, that forms a part of the Registration Statement on Form S-1 (File No. 333-256657) for our initial public offering, or our IPO, dated as of June 22, 2021, and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or Securities Act, on June 24, 2021. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

We believe that our Unified-CXM platform is highly effective for organizations of all sizes, and we have a highly diverse group of customers across a broad array of industries and geographies. We focus primarily on selling our platform to large global enterprises, as we believe that we have significant competitive advantages attracting and serving such organizations given their complex needs and the broad capabilities our platform offers.

Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 60 countries and use our AI powered CXM platform in over 50 languages. As of October 31, 2021, we had 1,093 customers spanning organizations of a broad range of sizes and industries, including more than 50% of the Fortune 100 companies, compared to 966 customers as of October 31, 2020.

We believe that our ability to increase the number of large customers is an indicator of our market penetration, strategic demand for our platform, the growth of our business, and our potential future business opportunities. Increasing awareness of our platform and its broad range of capabilities, coupled with the mainstream adoption of cloud-based technology, has expanded the diversity of our large customer base to include organizations of different sizes across virtually all industries. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of October 31, 2021, we had 80 large customers compared to 62 as of October 31, 2020.

We believe that our dollar-based net revenue expansion rate, or net dollar expansion rate, is an indicator of the value that our platform delivers to customers. We calculate our net dollar expansion rate to measure our ability to retain and expand subscription revenue from our existing customers. Our net dollar expansion rate compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate our net dollar expansion rate by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the prior 12-month period by (ii) subscription revenue from the same customers in the prior 12-month period. Our net dollar expansion rate, on a trailing 12-month basis, was 117% for the 12-month periods ending October 31, 2021 and 2020.

Impact of COVID-19

In response to the ongoing COVID-19 pandemic, we have taken broad actions to mitigate the impact of this public health crisis on our business, including, among other measures, implementing a temporary work from home policy across all offices globally, new operating guidelines for our offices based on local conditions, restrictions on work-related travel, and additional wellness benefits for employees. In addition, our customers and partners have similarly been impacted, all of which have the potential to result in a significant disruption to how we operate our business. Although we believe that our business is well-suited to navigate the current environment, the ultimate duration and extent of the COVID-19 pandemic, including with respect to variants of COVID-19, cannot be accurately predicted at this time, and the direct or indirect impact on our business, results of operations, and financial condition will depend on future developments that are highly uncertain. We have experienced, and may continue to experience, an adverse impact on certain parts of our business. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, sales productivity, the value and duration of subscriptions, collections of accounts receivable, our IT and other expenses, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition. We also have experienced, and may continue to experience, a positive impact on other aspects of our business, including a reduction in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer and employee events. See the section titled “Risk Factors” for further discussion of the challenges and risks we have encountered and could encounter related to the COVID-19 pandemic. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our revenue until future periods.
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

Costs of Revenue

Costs of Subscription Revenue

Costs of subscription revenue consists primarily of costs to host our software platform, data costs, including cost of third-party data utilized in our platform, personnel-related expenses for our subscription and support operations personnel, including salaries, benefits, bonuses, and stock-based compensation professional fees, software costs, travel expenses, the amortization of our capitalized internal-use software and allocated overhead expenses, including facilities costs for our subscription and support operations. We expect that costs of subscription revenue will increase in absolute dollars as we expand our customer base and make continued investments in our cloud infrastructure and support organization.

Costs of Professional Services Revenue

Costs of professional services revenue consists primarily of personnel-related expenses for our professional services personnel, professional fees, software costs, subcontractor costs, travel expenses and allocated overhead expenses, including facilities costs, for our professional services organization. We expect that our costs of professional services revenue will increase in absolute dollars as we expand our customer base.

Gross Profit and Gross Margin

Gross profit is total revenue less total costs of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors, including our pricing, our mix of revenues and the costs required to deliver those revenues.

Our gross margin on subscription revenue is significantly higher than our gross margin on professional services revenue, so our gross margin may vary from period to period if our mix of revenue or costs of revenue fluctuates. In addition, because personnel-related expenses represent the largest component in costs of professional services revenue, we may experience changes in our professional services gross margin due to the timing of delivery of those services. We expect that our gross margin may vary from period to period and increase modestly in the long term. The level and timing of investment in our professional services business could affect our costs of revenue in the future and cause our gross margin to fluctuate.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel-related expenses for our sales and marketing organization, professional fees, software costs, advertising, marketing, promotional and brand awareness activities, travel expenses and allocated overhead expense, including facilities costs. Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit. We intend to continue to invest in sales and marketing to help drive the growth of our business. During the short term, we expect travel expenses to remain lower than our historical norms as we focus our marketing and sales activities on virtual platforms. However, we expect that our sales and marketing expenses will increase in absolute dollars as we continue to invest in sales and marketing activities to acquire new customers and increase sales to existing customers. In the long term, we expect that sales and marketing expenses will decline as a percentage of revenue.

General and Administrative Expenses

General and administrative expenses include personnel costs associated with administrative services, such as legal, human resources, information technology, accounting, and finance functions, as well as professional fees, software costs, travel expenses and allocated overhead expense, including facilities costs and any corporate overhead expenses not allocated to other expense categories.

We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business. We also anticipate that we will incur additional costs for employees and third-party consulting services as we operate as a public company, which may cause our general and administrative expenses to fluctuate as a percentage of revenue from period to period.

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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Subscription	$109,941	$85,040	$310,020	$249,507
Professional services	17,115	11,292	46,708	33,311
Total revenue:	127,056	96,332	356,728	282,818
Costs of revenue:
Costs of subscription (1)	22,835	19,392	66,228	55,645
Costs of professional services (1)	15,865	10,831	41,520	33,334
Total costs of revenue	38,700	30,223	107,748	88,979
Gross profit	88,356	66,109	248,980	193,839
Operating expenses:
Research and development (1)	16,621	10,394	44,836	26,874
Sales and marketing (1)(2)	76,191	45,228	207,079	137,060
General and administrative (1)	21,833	25,768	63,364	48,234
Total operating expenses	114,645	81,390	315,279	212,168
Operating loss	(26,289)	(15,281)	(66,299)	(18,329)
Other expense, net	(1,119)	(2,587)	(4,744)	(5,949)
Loss before provision for income taxes	(27,408)	(17,868)	(71,043)	(24,278)
Provision for income taxes	1,823	1,100	6,132	2,888
Net loss	$(29,231)	$(18,968)	$(77,175)	$(27,166)

(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Costs of subscription	$589	$338	$1,411	$856
Costs of professional services	889	422	1,911	876
Research and development	2,186	1,823	4,915	2,910
Sales and marketing	4,997	4,889	13,963	8,994
General and administrative	3,760	15,834	15,753	19,077
Stock-based compensation expense, net of amounts capitalized	$12,421	$23,306	$37,953	$32,713

(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Sales and marketing	$116	$82	$280	$543
Total amortization of acquired intangible assets	$116	$82	$280	$543

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Subscription	87%	88%	87%	88%
Professional services	13%	12%	13%	12%
Total revenue:	100%	100%	100%	100%
Costs of revenue:
Costs of subscription	18%	20%	19%	20%
Costs of professional services	12%	11%	12%	12%
Total costs of revenue	30%	31%	30%	31%

Operating expenses:
Research and development	13%	11%	13%	10%
Sales and marketing	60%	47%	58%	48%
General and administrative	17%	27%	18%	17%
Total operating expenses	90%	84%	88%	75%
Operating loss	(21)%	(16)%	(19)%	(6)%
Other expense, net	(1)%	(3)%	(1)%	(2)%
Loss before provision for income taxes	(22)%	(19)%	(20)%	(9)%
Provision for income taxes	1%	1%	2%	1%
Net loss	(23)%	(20)%	(22)%	(10)%

Comparison of the Three Months Ended October 31, 2021 and 2020
Revenue

	Three Months Ended October 31,
	2021	2020	Change
	(dollars in thousands)
Subscription	$109,941	$85,040	$24,901	29%
Professional services	17,115	11,292	5,823	52%
Total Revenues:	$127,056	$96,332	$30,724	32%
Total revenues increased $30.7 million, or 32%, in the three months ended October 31, 2021 compared to the three months ended October 31, 2020 and was comprised of an increase in subscription revenue of $24.9 million, or 29%, and an increase in professional services of $5.8 million, or 52%.
The increase in subscription revenue for the three months ended October 31, 2021, compared to the three months ended October 31, 2020, was due primarily to increased demand for our solutions from new customers and an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and the purchase of additional solutions within our platform.
The increase in professional services revenues for the three months ended October 31, 2021, compared to the three months ended October 31, 2020, was primarily due to an increase in enablement and managed services performed in the three months ended October 31, 2021, compared to the prior year period.
Costs of Revenue and Gross Margin

	Three Months Ended October 31,
	2021	2020	Change
	(dollars in thousands)
Costs of subscription revenue	$22,835	$19,392	$3,443	18%
Costs of professional services revenue	15,865	10,831	5,034	46%
Total costs of revenues	$38,700	$30,223	$8,477	28%
Gross margin - subscription	79%	77%
Gross margin - professional services	7%	4%

Total costs of revenues increased $8.5 million, or 28%, in the three months ended October 31, 2021, compared to the three months ended October 31, 2020, which included an increase in costs of subscription revenue of $3.4 million, or 18%, and an increase in costs of professional services of $5.0 million, or 46%.

The increase in costs of subscription revenue was primarily due to higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a $1.0 million increase in the cost to host our software platform, and a $1.1 million increase in our data costs, as well as a $1.0 million increase in personnel costs, including a $0.3 million increase in stock-based compensation expense.

Our subscription gross margin increased by 2 percentage points in the three months ended October 31, 2021, compared to the three months ended October 31, 2020, primarily as a result of increased revenue.

The increase in costs of professional services revenue was due primarily to a $3.6 million increase in personnel costs, including $0.5 million of stock-based compensation expense, due to an increase in headcount of professional services employees, and a $0.9 million increase in subcontractor expense in the three months ended October 31, 2021 relative to the prior period.

Our professional services gross margin increased 3 percentage points in the three months ended October 31, 2021 and was primarily the result of year-over-year growth in revenue and a lower relative increase in costs compared to the three months ended October 31, 2020. We expect that our gross margin will vary from period to period and increase modestly over the long-term.

Research and Development Expense

	Three Months Ended October 31,
	2021	2020	Change
	(dollars in thousands)
Research and development	$16,621	$10,394	$6,227	60%
% of revenue	13%	11%

Research and development expense increased $6.2 million, or 60%, in the three months ended October 31, 2021, compared to the three months ended October 31, 2020.

The increase was primarily due to a $6.1 million increase in research and development personnel costs due to an increase in headcount of research and development employees as we continue to add to and enhance our Unified-CXM software platform. This increase included a $0.6 million increase in stock-based compensation expense.
Sales and Marketing Expense

	Three Months Ended October 31,
	2021	2020	Change
	(dollars in thousands)
Sales and marketing	$76,191	$45,228	$30,963	68%
% of revenue	60%	47%

Sales and marketing expense increased $31.0 million, or 68%, in the three months ended October 31, 2021, compared to the three months ended October 31, 2020.

The increase was primarily due to a $17.4 million increase in personnel costs due to increased headcount of sales and marketing employees to support growth, which included a $0.1 million increase in stock-based compensation, a $3.0 million increase in commissions expense associated with an increase in customer contracts and revenue growth, a $4.6 million increase in marketing expenses, a $1.2 million increase in software-related costs, a $0.9 million increase in travel expenses and a $0.7 million increase in recruiting costs.

General and Administrative Expense

	Three Months Ended October 31,
	2021	2020	Change
	(dollars in thousands)
General and administrative	$21,833	$25,768	$(3,935)	(15)%
% of revenue	17%	27%

General and administrative expense decreased $3.9 million, or 15%, in the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The decrease was primarily due to a $12.1 million decrease in stock-based compensation expense. This decrease was partially offset by a $3.2 million increase in other general and administrative personnel costs as well as a $2.7 million increase in legal costs, as a result of costs incurred in connection with an outstanding legal matter, as well as increased professional service costs incurred as a result of becoming a public company.

Other Expense, Net

	Three Months Ended October 31,
	2021	2020	Change
	(dollars in thousands)
Other expense, net	$(1,119)	$(2,587)	$(1,468)	(57)%
% of revenue	(1)%	(3)%

Other expense, net decreased $1.5 million, or 57%, in the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The decrease in other expense, net was primarily attributable to a decrease in foreign currency translation losses and a decrease in non-cash interest expense.
Provision for Income Taxes

	Three Months Ended October 31,
	2021	2020	Change
	(dollars in thousands)
Provision for income taxes	$1,823	$1,100	$723	66%
% of revenue	1%	1%
Provision for income taxes increased $0.7 million, or 66%, in the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The increase in the income tax expense for the three months ended October 31, 2021, compared to the three months ended October 31, 2020 was related to a higher foreign income tax liability on our non-U.S. subsidiaries and higher withholding taxes.

Comparison of the Nine Months Ended October 31, 2021 and 2020
Revenue

	Nine Months Ended October 31,
	2021	2020	Change
	(dollars in thousands)
Subscription	$310,020	$249,507	$60,513	24%
Professional services	46,708	33,311	13,397	40%
Total revenue:	$356,728	$282,818	$73,910	26%
Total revenue increased $73.9 million, or 26%, in the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020, and was comprised of an increase in subscription revenue of $60.5 million, or 24%, and an increase in professional services of $13.4 million, or 40%.

The increase in subscription revenue for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 was due primarily to increased demand for our solutions from new customers and an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and the purchase of additional solutions within our platform.
The increase in professional services revenues for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020, was primarily due to an increase in enablement and managed services performed in the nine months ended October 31, 2021 compared to the prior year period.

Costs of Revenue and Gross Margin

	Nine Months Ended October 31,
	2021	2020	Change
	(dollars in thousands)
Costs of subscription revenue	$66,228	$55,645	$10,583	19%
Costs of professional services revenue	41,520	33,334	8,186	25%
Total costs of revenues	$107,748	$88,979	$18,769	21%
Gross margin - subscription	79%	78%
Gross margin - professional services	11%	0%

Total costs of revenue increased $18.8 million, or 21%, in the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020, which included an increase in costs of subscription revenue of $10.6 million and an increase in costs of professional services of $8.2 million.

Costs of subscription revenue was $66.2 million for the nine months ended October 31, 2021, compared to $55.6 million for the nine months ended October 31, 2020, an increase of $10.6 million, or 19%. The increase in costs of subscription revenue was due primarily to an $8.0 million increase in the costs to host our software platform related to third-party cloud infrastructure necessary to meet our increased customer demand and a $2.2 million increase in in personnel costs, including a $0.6 million increase in stock-based compensation expense.

Our subscription gross margin increased by 1 percentage point in the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020, primarily as a result of increased revenue.

Costs of professional services revenue was $41.5 million for the nine months ended October 31, 2021, compared to $33.3 million for the nine months ended October 31, 2020, an increase of $8.2 million, or 25%. Within cost of professional services revenue, personnel costs increased $7.2 million due to increased headcount of professional services employees and a $0.5 million increase in subcontractor costs, partially offset by a $0.2 million decrease in travel-related expenses.

Our professional services gross margin increased by 11 percentage points in the nine months ended October 31, 2021 and was primarily the result of year-over-year growth in revenue and a lower relative increase in costs compared to the nine months ended October 31, 2020. We generally increase our capacity in professional services ahead of expected growth in revenue, which can result in low margins in the given investment period. Accordingly, we expect that our gross margin will vary from period to period and increase modestly over the long-term.

Research and Development Expense

	Nine Months Ended October 31,
	2021	2020	Change
	(dollars in thousands)
Research and development	$44,836	$26,874	$17,962	67%
% of revenue	13%	10%

Research and development expense increased $18.0 million, or 67%, in the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. The increase was primarily due to a $18.4 million increase in research and development personnel costs primarily due to increased headcount of research and development employees as we continue to add to and enhance our product, which included a $2.0 million increase in stock-based compensation. These increases were partially offset by a $1.6 million increase in research and development costs that were capitalized.

Sales and Marketing Expense

	Nine Months Ended October 31,
	2021	2020	Change
	(dollars in thousands)
Sales and marketing	$207,079	$137,060	$70,019	51%
% of revenue	58%	48%

Sales and marketing expense increased $70.0 million, or 51%, in the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. The increase was primarily due to a $43.0 million increase in personnel costs primarily due to increased headcount of sales and marketing employees to support growth, which included a $5.0 million increase in stock-based compensation, a $9.6 million increase in commissions expense associated with an increase in customer contracts and revenue growth, a $10.8 million increase in marketing expenses and a $2.2 million increase in recruiting-related costs.

General and Administrative Expense

	Nine Months Ended October 31,
	2021	2020	Change
	(dollars in thousands)
General and administrative	$63,364	$48,234	$15,130	31%
% of revenue	18%	17%

General and administrative expense increased $15.1 million, or 31%, in the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020. The increase was primarily due to a $9.3 million increase in general and administrative employee personnel costs, a $5.7 million increase in legal costs, as a result of costs incurred in connection with an outstanding legal matter, and increased professional service costs, as a result of becoming a public company, and a $1.4 million increase in software-related costs. These increases were partially offset by a $3.3 million decrease in stock-based compensation expense.
Other Expense, Net

	Nine Months Ended October 31,
	2021	2020	Change
	(dollars in thousands)
Other expense, net	$(4,744)	$(5,949)	$(1,205)	(20)%
% of revenue	(1)%	(2)%
Other expense, net decreased $1.2 million, or 20%, for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. The decrease was primarily attributable to a $1.6 million decrease foreign currency translation losses.
Provision for Income Taxes

	Nine Months Ended October 31,
	2021	2020	Change
	(dollars in thousands)
Provision for income taxes	$6,132	$2,888	$3,244	112%
% of revenue	2%	1%
Provision for income taxes increased $3.2 million, or 112%, for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. The increase in the income tax expense for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020, was related to a higher foreign income tax liability on our non-U.S. subsidiaries and a reserve associated with uncertain tax positions for open fiscal years in India.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance. We are presenting these non-GAAP financial measures because we believe that these measures, when taken together with our financial information in accordance with GAAP, may be helpful to investors because they provide consistency and comparability with past financial performance.

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

We use non-GAAP operating (loss) income to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operating plans. We believe that non-GAAP operating (loss) income facilitates comparison of our operating performance on a consistent basis between periods, and, when viewed in combination with our results prepared in accordance with GAAP, help provide a broader picture of factors and trends affecting our results of operations.

Non-GAAP operating (loss) income has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Our definition of non-GAAP operating (loss) income may differ from the definitions used by other companies and, therefore, comparability may be limited. Because of these limitations, non-GAAP operating (loss) income should not be considered as a replacement for operating loss, as determined by GAAP, or as a measure of our profitability. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP measures only for supplemental purposes.

A reconciliation of non-GAAP operating loss to our GAAP operating (loss) income, the most directly comparable GAAP measure, is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Operating loss	$(26,289)	$(15,281)	$(66,299)	$(18,329)
Stock-based compensation expense-related charges (1)	12,647	23,306	39,371	32,713
Amortization of acquired intangible assets	116	82	280	543
Non-GAAP operating (loss) income	$(13,526)	$8,107	$(26,648)	$14,927
(1) Stock-based compensation expense-related charges include $0.2 million and $1.4 million of employer payroll tax related to stock-based compensation expense for the three and nine months ended October 31, 2021, respectively.

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable measure calculated in accordance with GAAP, for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(1,074)	$(7,675)	$(17,933)	$15,774
Purchase of property and equipment	(1,334)	(492)	(5,197)	(2,078)
Capitalized internal-use software	(1,669)	(958)	(4,150)	(2,504)
Free cash flow	$(4,077)	$(9,125)	$(27,280)	$11,192

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

Liquidity and Capital Resources
Overview
As of October 31, 2021, our principal sources of liquidity were $522.4 million of cash and cash equivalents, $19.1 million of highly liquid marketable securities and an available line of credit of $50.0 million under our revolving credit facility. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.
On June 25, 2021, we completed our IPO, in which we issued and sold 16,625,000 shares of our Class A common stock at a public offering price of $16.00 per share. On July 1, 2021, underwriters’ option to purchase 1,662,500 additional shares of Class A common stock was exercised in full. We received net proceeds of $276.0 million after deducting underwriting discounts and commissions and other offering expenses.

In May 2020, we issued senior subordinated convertible notes for an aggregate principal amount of $75 million, with an initial maturity date of May 20, 2025, or the Initial Notes. Under the terms of the agreement, we had the ability to issue additional senior subordinated convertible notes for an aggregate principal amount of $75 million until May 20, 2021, or Delayed Draw Notes, and the Initial Notes, together with the Delayed Draw Notes, hereinafter the Notes. We did not draw any additional amounts under the Delayed Draw Notes. The Initial Notes were issued for face amount net of a closing fee of 1.05% on the entire $150 million commitment for all Notes (corresponding to an original issue discount of 2.1% on the Initial Notes) and carried a fixed rate of 9.875% per annum. The interest was to be paid in kind by increasing the principal amount of the Initial Notes. We utilized the proceeds of the

Notes to pay all amounts outstanding under the credit facility. Upon the closing of the IPO, the Notes automatically converted into an aggregate of 9,694,004 shares of common stock.

On October 7, 2020, we closed on an agreement for a private placement and issuance of 10,810,810 shares of our Series G-1 convertible preferred stock at a price per share of $9.25 and 9,090,909 shares of our Series G-2 convertible preferred stock at a price per share of $11.00 for total gross proceeds of $200.0 million, before deducting placement agent fees and offering expenses.

Credit Agreement

We maintain a credit agreement with Silicon Valley Bank, or the Credit Agreement. Under the terms of the Credit Agreement, we can borrow up to $50.0 million on our revolving credit loan facility at the higher of prime interest rate plus 0.25% or federal funds effective rate plus 0.50% plus 0.25%. The Credit Agreement, which expires on June 21, 2022, requires that we maintain certain monthly adjusted quick ratio and quarterly minimum consolidated adjusted earnings before income taxes, depreciation and amortization. As of October 31, 2021, we had no amounts outstanding under the Credit Agreement.

Future Funding Requirements

Our future capital requirements will depend on many factors, including our growth rate, the expansion of our direct sales force, strategic relationships and international operations, the timing and extent of spending to support research and development efforts and the continuing market acceptance of our solutions. We historically have expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies and businesses. We may finance such acquisitions using cash, debt, stock or a combination of the foregoing; however, we have used cash and stock as consideration for substantially all of our historical business acquisitions. We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of additional debt. Sales of additional equity could result in dilution to our stockholders. If we raise funds by borrowing from third parties, the terms of those financing arrangements would require us to incur interest expense and may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2021	2020

Net cash (used in) provided by operating activities	$(17,933)	$15,774
Net cash provided by (used in) investing activities	179,477	(174,617)
Net cash provided by financing activities	293,865	286,031
Our net loss and cash flows provided by operating activities are influenced significantly by our investments in headcount to support growth and in costs of revenue to deliver our services. In recent periods, our net loss generally has been greater than our use of cash for operating activities due to our subscription-based revenue model in which billings occur in advance of revenue recognition, as well as the amount of non-cash charges that we incur. Non-cash charges primarily include depreciation and amortization, stock-based compensation, non-cash interest associated with our convertible debt and deferred taxes. Our largest source of operating cash is cash collections from customers using our Unified-CXM Platform and related services. Our primary uses of cash from operating activities are for employee-related costs, costs to deliver our revenue and marketing expenses.
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
Operating Activities
For the nine months ended October 31, 2021, cash used in operating activities was $17.9 million resulting from net loss of $77.2 million, net non-cash expenses of $45.7 million, and $13.5 million of net cash flows provided as a result of changes in operating assets and liabilities. The $13.5 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $12.7 million decrease in accounts receivable due to increased collections, a $16.4 million increase in accrued expenses and other current liabilities and a $1.1 million decrease in prepaid expenses and other current assets. These increases to cash flow from operations were partially offset by the impact of a $7.1 million decrease in deferred revenue as a result of the revenue recognized on the deferred revenue balances at the beginning of the fiscal year, a $5.8 million decrease in accounts payable due timing of vendor payments and a $1.8 million increase in other non-current assets due primarily to prepayments made to third-party hosted infrastructure partners for periods extending beyond one year.
For the nine months ended October 31, 2020, cash provided by operations was $15.8 million resulting from net loss of $27.2 million largely offset by net non-cash expenses of $40.9 million and $2.1 million net cash flow provided as a result of changes in operating assets and liabilities. The $2.1 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $22.8 million decrease in accounts receivable, a $5.2 million decrease in other noncurrent assets and a $0.6 million increase in accounts payable. These increases to cash flow from operations were partially offset by the impact of a $24.2 million decrease in deferred revenue resulting primarily from decreased billings for subscriptions, a $1.8 million increase in prepaid expenses and a decrease of $0.3 million in accrued expenses.
Investing Activities
For the nine months ended October 31, 2021, cash provided by investing activities was $179.5 million and was primarily the result of $197.6 million of cash from maturities of marketable securities and $56.7 million of sales of marketable securities, partially offset by $61.8 million of purchases of marketable securities, $5.2 million in capital expenditures, $4.2 million in capitalized internal-use software costs, and $3.6 million of cash paid to acquire a privately held company.
For the nine months ended October 31, 2020, cash used in investing activities was $174.6 million and was the result of $170.0 million in purchases of marketable securities, $2.1 million in capital expenditures and $2.5 million in capitalized internal-use software costs.

Financing Activities

Our financing activities consist primarily of proceeds from debt and equity financings and exercises of stock options, offset by repayments of debt and repurchase of capital stock.

Net cash provided by financing activities of $293.9 million during the nine months ended October 31, 2021 was primarily due to our IPO. On June 25, 2021, we closed our IPO in which we sold 16,625,000 shares of Class A common stock, and on July 1, 2021, the underwriters’ option to purchase 1,662,500 additional shares of Class A common stock was exercised in full. The shares were sold at a public offering price of $16.00 per share for total net proceeds of $276.0 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, there were proceeds from the exercise of stock options of $17.9 million during the nine months ended October 31, 2021.

For the nine months ended October 31, 2020, cash provided by financing activities was $286.0 million as a result of $191.8 million of proceeds from the issuance of convertible preferred stock, $73.4 million of net proceeds from the convertible note, which was used in part to repay $50.0 million of amounts previously outstanding of short-term borrowings under the revolving credit facility, $13.4 million of proceeds from exercises of stock options and $7.6 million of proceeds from the issuance of stock warrants.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenues that had not yet been recognized, and include deferred revenues and amounts that will be invoiced and recognized in future periods. The aggregate transaction price of remaining performance obligations is expected to be recognized as revenue as follows (in thousands):

	October 31, 2021	January 31, 2021
Next 12 Months	$329,620	$314,700
Thereafter	129,778	117,055
Total	$459,398	$431,755

The amounts are based on our best judgment, as we need to consider estimates of possible future contract modifications. The amount of transaction price allocated to the remaining performance obligations, and changes in this amount over time, are impacted by, among others, currency fluctuations and the contract period of our contracts remaining at the balance sheet date and thus by the timing of contract renewals.

Contractual Obligations and Commitments

There have been no material changes during the nine months ended October 31, 2021 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Final Prospectus.

Off-Balance Sheet Arrangements

As of October 31, 2021, we did not have any off-balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included in Part I, Item 1 of this Form 10-Q for a discussion of our critical accounting policies. There have been no material changes to our critical accounting policies and accounting estimates as compared to those disclosed in the Final Prospectus.

Recent Accounting Pronouncements

Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included in Part I, Item 1 of this Form 10-Q for more information.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

The functional currency of our foreign subsidiaries is generally their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Brazilian Real. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for the three and nine months ended October 31, 2021.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of October 31, 2021, we had $522.4 million of cash and cash equivalents, which consisted primarily of bank deposits and money market funds and $19.1 million of highly liquid marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of our interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material effect on operating results for the three and nine months ended October 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Pursuant to Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2021.

Changes in Internal Control Over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ending January 31, 2022. As a result, this Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.

Refer to Note 9, Commitments and Contingencies - Legal Matters, included in Part I, Item 1 of this Form 10-Q for a description of current legal proceedings.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the related notes. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline and stockholders may lose all or part of their investment.

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

•We derive, have derived and expect to continue to derive the substantial majority of our revenue from subscriptions to our Unified-CXM platform. Any failure of our Unified-CXM platform to satisfy customer demands, achieve increased market acceptance or adapt to changing market dynamics would adversely affect our business, results of operations, financial condition and growth prospects.

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

•Our business and results of operations may be materially adversely affected by the ongoing COVID-19 pandemic or other similar outbreaks.

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

Our revenue was $127.1 million and $96.3 million in the three months ended October 31, 2021 and 2020, respectively, and $356.7 million and $282.8 million for the nine months ended October 31, 2021 and 2020, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

•price our products effectively so that we are able to attract new customers and expand sales to our existing customers;

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

We may not successfully accomplish any of these objectives, and, as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in the markets in which we operate, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth.

We have incurred significant net losses in recent years, we expect to incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant net losses in recent years, including net losses of $29.2 million and $19.0 million for the three months ended October 31, 2021 and 2020, respectively, as well as $77.2 million and $27.2 million for the nine months ended October 31, 2021 and 2020, respectively. We had an accumulated deficit of $418.5 million as of October 31, 2021. We expect that our costs will increase over time and our losses will continue as we expect to invest significant additional funds in our business and incur costs relating to operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:

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

•additional international expansion in an effort to increase our customer base and sales.

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

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally, sell subscriptions in more than 60 countries, and have established subsidiaries in Australia, Brazil, Canada, China, Denmark, France, Germany, India, Italy, Japan, Netherlands, Singapore, Spain, Switzerland and the United Kingdom. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We also have experienced significant growth in the number of enterprises, end users, transactions and amount of data that our Unified-CXM platform and our associated hosting infrastructure support. Our number of customers has grown from 966 as of October 31, 2020 to 1,093 as of October 31, 2021, an increase of 13.1%.

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

Further, in order to successfully manage our growth, our organizational structure has become, and may continue to become, more complex. We may need to scale and adapt our operational, financial and management controls further, as well as our reporting systems and procedures to manage this complexity and our increased responsibilities as a public company. This has required, and will continue to require, that we invest in and commit significant financial, operational and management resources to grow and change in these areas without undermining the corporate culture that has been critical to our growth so far. These investments require significant expenditures, and any investments we make occur in advance of the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if we are unable to achieve a high level of efficiency as our organization grows in a manner that preserves the key aspects of our culture, our business, results of operations and financial condition may be adversely affected.

The market for Unified-CXM solutions is new and rapidly evolving, and if this market develops more slowly than we expect or declines, or develops in a way that we do not expect, our business could be adversely affected.

Because we generate, and expect to continue to generate, a large majority of our revenue from the sale of subscriptions to our Unified-CXM platform, we believe that our success and growth will depend to a substantial extent on the widespread acceptance and adoption of Unified-CXM solutions in general, and of our Unified-CXM platform in particular. The market for Unified-CXM solutions is new and rapidly evolving, and if this market fails to grow or grows more slowly than we currently anticipate, demand for our Unified-CXM platform could be adversely affected. The CXM market also is subject to rapidly changing user demand and trends. As a result, it is difficult to predict enterprise adoption rates and demand for our Unified-CXM platform, the future growth rate and size of our market or the impact of competitive solutions.

The expansion of the CXM market depends on a number of factors, including awareness of the Unified-CXM category generally, ease of adoption and use, cost, features, performance and overall platform experience, data security, protection and privacy, interoperability and accessibility across devices, systems and platforms and perceived value. If Unified-CXM solutions do not continue to achieve market acceptance, or if there is a reduction in demand for Unified-CXM solutions for any reason, including a lack of category or use case awareness, technological challenges, weakening economic conditions, data security, protection or privacy concerns, competing technologies and products or decreases in information technology spending, our business, results of operations and financial condition may be adversely affected.

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

Our customer renewal rates, as well as the rate at which our customers expand their use of our Unified-CXM platform, may decline or fluctuate as a result of a number of factors, including the customers’ satisfaction with our Unified-CXM platform, defects or performance issues, our customer and product support, our prices, mergers and acquisitions affecting our customer base, the effects of global economic conditions, the entrance of new or competing technologies and the pricing of such competitive offerings or reductions in the enterprises’ spending levels for any reason. If our customers do not renew their subscriptions, renew on less favorable terms or reduce the scope of their subscriptions, our revenue may decline and we may not realize improved results of operations from our customer base, and,as a result, our business and financial condition could be adversely affected.

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

In addition, computer malware, computer hacking, fraudulent use, social engineering (such as, spear phishing attacks), ransomware, credential stuffing, denial of service attacks, supply chain attacks, and general malicious activity have become more prevalent, and such non-material incidents or incident attempts have occurred on our Unified-CXM platform in the past and may occur on our Unified-CXM platform in the future, potentially with more frequency or sophistication. Any actual or perceived failure to maintain the performance, reliability, confidentiality, integrity, and availability of our Unified-CXM platform to the satisfaction of our customers may harm our reputation and our ability to retain existing customers and attract new customers. A substantial portion of our business is with large enterprises, which often have heightened sensitivity to data security, protection and privacy issues, and any actual or perceived cybersecurity breach or other security incident may have an especially large impact on the attractiveness of our Unified-CXM platform to our customer base.

Customers who lose confidence in the security of our Unified-CXM platform as the result of an actual or perceived cybersecurity breach or other security incident may curtail or stop using our services, which may cause our reputation to suffer or result in widespread negative publicity. We also may need to issue sales credits or refunds to customers, future sales and growth projections may not be realized, our insurance coverage may not be sufficient to cover all losses and future cybersecurity insurance costs may be significantly increased or insurance may not be available to us. Additionally, we may incur significant harm from legal and regulatory exposure, including governmental or third-party lawsuits, disputes, investigations, orders, regulatory fines, penalties for violation of applicable laws or regulations or other liabilities and negative financial impacts, which may have a material adverse effect on our business, results of operations and financial condition.

Because there are many different security breach techniques and such techniques continue to evolve and given the unpredictability of the timing, nature and scope of cybersecurity attacks and other security incidents, we may be unable to anticipate, detect or react to attempted cybersecurity breaches or implement adequate preventative measures. It is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals’ intent to committing cyber-crime. We have experienced non-material cybersecurity attacks and other security incidents in the past and may in the future experience cybersecurity breaches, compromises of security vulnerabilities in the software or hardware that we rely on, or other security incidents that may remain undetected for an extended period of time, and we may not be able to remediate such incidents effectively or in a timely manner.

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

Any actual or perceived cybersecurity breach or other security incident may lead to the expenditure of significant financial and other resources in efforts to investigate or correct a breach, address and eliminate vulnerabilities and prevent future cybersecurity breaches or other security incidents. We also may incur significant expenses for remediation of such incidents, which may include liability for stolen assets or information, defending against and resolving legal and regulatory claims, repairing system damage that may have been caused by such incidents and offering incentives to our customers or business partners in an effort to maintain business relationships after a breach and other liabilities. We have incurred and expect to continue to incur significant expenses in an effort to prevent cybersecurity breaches and other security incidents, including deploying additional personnel and enhancing our protection technologies, training personnel and engaging third-party experts and consultants.

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

We currently serve our customers from third-party data centers and cloud computing providers located around the world. Some of these facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, severe weather events, power loss, computer or telecommunication failures, service outages or losses, and similar events. They also may be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct or cybersecurity issues, human error, terrorism, improper operation, unauthorized entry and data loss. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. We also may incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers that we use. Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.

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

Further, our leases and other agreements with data center and cloud computing providers expire at various times, and the owners of our data center facilities and cloud computing providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Additionally, certain of our data center and clouding computing provider agreements may be terminable for convenience by the counterparty. If services are interrupted at any of these facilities or providers, such agreements are terminated, or we are unable to renew these agreements on commercially reasonable terms or at all, or if one of our data center or cloud computing providers is acquired or encounters financial difficulties, including bankruptcy, we may be required to transfer our servers and other infrastructure to new data centers and cloud computing providers, and we may incur significant costs and possible service interruptions in connection with doing so. In addition, if we do not accurately plan for our data center and cloud computing capacity requirements and we experience significant strains on our data center and cloud computing capacity, we may experience delays and additional expenses in arranging new data center and cloud computing arrangements, and our customers could experience service outages that may subject us to financial liabilities, result in customer losses and dissatisfaction, and materially adversely affect our business, operating results and financial condition.

The market in which we participate is new and rapidly evolving, and if we do not compete effectively, our results of operations and financial condition could be harmed.

The market for Unified-CXM solutions is fragmented, rapidly evolving and highly competitive. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or enterprise requirements. With the introduction of new technologies, the evolution of our Unified-CXM platform and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our Unified-CXM platform to achieve or maintain more widespread market acceptance, any one of which could harm our business.

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

Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects and may have interoperability difficulties with our Unified-CXM platform or other products. We have in the past experienced delays in our internally planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We also have invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our Unified-CXM platform. However, we may not be able to integrate these acquisitions successfully or achieve the expected benefits of such acquisitions. If we are unable to successfully develop, acquire or integrate new products, features and functionality or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, or if a customer is not satisfied with the quality of work performed by us or with the technical support services rendered, we could incur additional costs to address the situation, and our business, results of operations and financial condition could be adversely affected.

Artificial intelligence serves a key role in many of our services. As with many technological innovations, artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Artificial intelligence presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation in the space of artificial intelligence ethics also may increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability. Failure to address artificial intelligence ethics issues by us or others in our industry could undermine public confidence in artificial intelligence and slow adoption of artificial intelligence in our products and services.
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

Our business depends on our ability to develop and maintain successful relationships with partners who provide access to data that enhances our Unified-CXM platform’s artificial intelligence capabilities, and any failure to do so may adversely affect our results of operations and financial condition.

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

Our ability to serve particular customers is also enhanced when such customers upload their own first-party data. Our operation of our Unified-CXM platform and access to data could be negatively affected if, due to legal, contractual, privacy, market optics, competition or other economic concerns, third parties cease entering into data integration agreements with us or customers cease uploading their data to our Unified-CXM platform. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality and privacy standards. Additionally, if we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the applicable licensor may have the right to terminate the license. Termination by our licensors would cause us to lose valuable rights and could prevent us from selling our products and services or inhibit our ability to commercialize future products and services. In addition, the agreements under which we license data or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. If we were to lose access to significant amounts of the data that enables our people-based framework, our ability to provide products and services to our customers could be materially and adversely impacted, which could be materially adverse to our business, operating results and financial condition. If we were to lose access to significant amounts of the data that enables our people-based framework, our ability to provide products and services to our customers could be materially and adversely impacted, which could be materially adverse to our business, operating results and financial condition.

Our business and growth depend in part on the success of our strategic relationships with third parties, as well as on the continued availability and quality of feedback data from third parties over whom we do not have control.

We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business, including technology companies whose products integrate with ours. Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technologies or products, could adversely affect our relationships with our customers, damage our brand and reputation and result in delays or difficulties in our ability to provide our Unified-CXM platform. We also rely on the availability and accuracy of various forms of client feedback and input data, including data solicited via survey or based on data sources across modern channels, and any changes in the availability or accuracy of such data could adversely impact our business and results of operations and harm our reputation and brand. In some cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to application programming interfaces, or APIs, and data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable. We cannot accurately predict the potential impact of the termination of any of our agreements with social media networks and other data providers, including the impact on our access to the related APIs. There can be no assurance that following any such termination we would be able to maintain the current level of functionality of our platform in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations. In particular, Twitter provides us with certain data that supports our Unified-CXM platform pursuant to an agreement that expires on February 28, 2025. If our agreement with Twitter expires, is not renewed on the same or similar terms or at all, or if it is terminated for our failure to perform our obligations thereunder, we may not be able to provide the same level of Unified-CXM insights to our customers and our business, results of operations and financial condition may be materially and adversely affected.

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

For example, the General Data Protection Regulation, or GDPR, took effect in the EU on May 25, 2018. The GDPR increased covered businesses’ data protection obligations and imposed stringent data protection requirements, including, for example, detailed notices about how such businesses process personal information, the implementation of security measures, mandatory security breach notification requirements, contractual data protection requirements on data processors and limitations on the retention of records of personal data processing activities. Noncompliance with the GDPR carries fines of up to the greater of €20 million or 4% of global annual revenue and can result in data processing bans and other administrative penalties. The GDPR also allows EU member states to introduce further conditions, including limitations, and make their own laws and regulations further limiting the processing of ‘special categories of personal data,’ including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to collect, use and share EU data, and could cause our compliance costs to increase. Many member states have introduced such further limitations and more could in the future, which could ultimately have an adverse impact on our business and harm our business and financial condition. Our efforts to maintain compliance with GDPR requirements have required significant time and resources, including a review of our technology and systems against its requirements.

Further, the June 2016 referendum in which voters in the United Kingdom approved an exit from the EU, generally referred to as Brexit, and ongoing developments in the United Kingdom, have created uncertainty with regard to the regulation of data protection in the United Kingdom. As of January 2021 (when the transitional period following Brexit expired), we are required to comply with the GDPR as well as the United Kingdom equivalent to the extent of our operations in the U.K., exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains in flux. Pursuant to the Trade and Cooperation Agreement, which went into effect on January 1, 2021, the United Kingdom and EU agreed to a specified period during which the United Kingdom will be treated like an EU member state in relation to transfers of personal data to the United Kingdom for four months from January 1, 2021, with the option to extend by two further months. On June 28, 2021, the European

Commission adopted an ‘adequacy finding’ that recognized that the United Kingdom’s data protection framework, which aligns with that of the GDPR, was an adequate data protection regime to allow data transfers from the EU to the United Kingdom to continue (with the exception of data transfers for immigration control purposes). Notably, the European Commission’s adequacy finding has a sunset provision, which requires review of the determination after four years. The European Commission will be monitoring the United Kingdom’s data protection regime and may intervene if at any point it determines that the United Kingdom has deviated from the requisite data protection level outlined in the adequacy finding. With respect to international data transfers between the European Economic Area, or EEA, or other non-EU countries and the United Kingdom, the United Kingdom Information Commissioner’s Office has not yet recognized the new EU Standard Contractual Clauses for cross-border data transfer, resulting in ongoing uncertainty and divergence in applicability of transfer mechanisms that can be used to comply with requirements for cross-border transfers of personal information.

The GDPR also prohibits the transfer of personal information from the EEA to the United States and most other countries unless an approved compliance mechanism has been implemented. On July 16, 2020, the Court of Justice of the European Union, or CJEU, invalidated a primary compliance mechanism on which we relied for such transfers, namely, the EU-U.S. Privacy Shield, and put pressure on alternative compliance mechanisms for cross-border transfers, such as Standard Contractual Clauses. In response to this decision, the European Commission released new Standard Contractual Clauses in June of 2021. These new Standard Contractual clauses are required in connection with all new contracts and new personal data operations beginning on September 27, 2021, and all existing contracts and personal data operations must be migrated to the new Standard Contractual Clauses by December of 2022. The CJEU also commented that reliance on Standard Contractual Clauses requires a case-by-case assessment of whether the laws of the country of destination provide adequate protection. Continued guidance from the European Commission and the European Data Protection Board on the transfer of personal information and the new Standard Contractual Clauses may require us to take additional steps and re-assess data handling practices in connection with these changes, or potential future litigation. We may experience hesitancy, reluctance or refusal by European or multinational enterprises to use our services due to potential risk exposure to such enterprises relating to Europe’s cross-border data transfer requirements. We also may be required to incur significant costs and increase our foreign data processing capabilities in an effort to comply with evolving requirements, and there is no assurance that they will be successful.

European data protection laws also require opt-in consent to send marketing emails or use cookies and similar technologies for advertising, analytics and other purposes – activities on which our products and marketing strategies rely. Enforcement of these requirements has increased, and a new regulation in the European Union, known as the ePrivacy Regulation, may make these requirements, as well as requirements around tracking technologies, such as cookies, more stringent and increase the penalties for violating them. Such restrictions could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our business.

We also continue to see increased regulation of data privacy, protection and security in the United States. For example, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action and statutory damages for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, which was passed by California voters in November 2020, substantially modifies and expands the CCPA’s requirements, including by imposing additional data privacy compliance requirements that may affect our business, and will be effective in most material respects on January 1, 2023. The CPRA also creates a dedicated privacy regulatory agency dedicated to enforcing the CCPA and CPRA with power to impose administrative penalties. Further, Virginia enacted the Virginia Consumer Data Protection Act, which goes into effect on January 1, 2023, and Colorado’s new privacy law, the Colorado Privacy Act, goes into effect in July of 2023. While Virginia and Colorado’s new laws shares similarities with the CCPA and CPRA, these laws, as well as other similar state or federal laws and other future changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant, may result in further uncertainty with respect to data privacy, protection and security issues, and will require us to incur additional costs and expenses in an effort to comply. The enactment of such laws has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to sensitive and personal information than federal, international or other state laws, which may complicate compliance efforts. The federal government is also considering comprehensive privacy legislation.

Additionally, depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we also may have obligations to notify customers or relevant government agencies about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal information. For example, laws in all 50 states in the United States impose such requirements. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Furthermore, we may be required to disclose personal data pursuant to demands from individuals, privacy advocates, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws. This disclosure, or refusal to disclose personal data, may result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations and could result in proceedings or actions against us in the same or other jurisdictions, damage to our reputation and brand, and prevent us from providing our products and services to consumers in certain jurisdictions.

Jurisdictions outside of the United States and the EU also are passing more stringent data privacy, protection, and security laws, rules and regulations with which we may be obligated to comply. For example, on July 8, 2019, Brazil enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), or LGPD, and on June 5, 2020, Japan passed amendments to its Act on the Protection of Personal Information, or APPI. Both laws broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties.

We continue to see jurisdictions imposing data localization laws, which require personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. Specifically, Russia, China, and India have passed or are in the process of passing laws that impose more stringent requirements on data privacy and which have, amongst other things, more stringent data localization requirements. These regulations may inhibit our ability to expand into those markets or prohibit us from continuing to offer services and/or collaborate with partners in those markets without significant additional costs. Additionally, both U.S. and non-U.S. governments are considering regulating artificial intelligence and machine learning. Existing and future laws and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our artificial intelligence algorithms.

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

With laws, rules, regulations and other obligations relating to data privacy, protection, and security imposing new and stringent obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if the third parties we work with, such as our vendors or third-party service providers, violate applicable laws, rules or regulations or our policies, such violations also may put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our third-party service providers to comply with our applicable internal and external policies or notices relating to data privacy, protection or security, our contractual or other obligations to customers or other third parties, or any of our other legal obligations relating to data privacy, protection or security, may result in governmental investigations or inquiries (which have occurred in the past and may occur in the future), enforcement actions, litigation, disputes or other claims, indemnification requests, restrictions on providing our services, claims or public statements against us by privacy advocacy groups or others, adverse press and widespread negative publicity, reputational damage, significant liability or fines and the loss of the trust of our customers, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Any failure to offer high-quality customer service and support may adversely affect our relationships with our existing and prospective customers, and, in turn, our business, results of operations and financial condition.

In implementing and using our Unified-CXM platform, our customers depend on our customer service and support, including premium support offerings, which in some cases may be provided by third-party partners, to resolve complex technical and operational issues in a timely manner. We, or our partners, may be unable to respond quickly enough to accommodate short-term increases in demand for customer or product support. We also may be unable to modify the nature, scope and delivery of our professional services or customer and product support to compete with changes in solutions provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and adversely affect our results of operations and financial condition. Our sales are highly dependent on our reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer or product support, or a market perception that we do not maintain high-quality enterprise or product support, could adversely affect our reputation, our ability to sell our Unified-CXM platform, and, in turn, our business, results of operations and financial condition.

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

Our top 10 customers accounted for 19% of our subscription revenue in both fiscal years ended January 31, 2021 and 2020. The majority of our customer base consists of large enterprises, many of which have high subscription amounts to our Unified-CXM platform. For all periods presented, we have relied on sales of our Unified-CXM platform to large enterprises for a significant majority of our revenue. Accordingly, the loss of any one of our customers could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our Unified-CXM platform or use our Unified-CXM platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.

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

Our business and results of operations may be materially adversely affected by the ongoing COVID-19 pandemic or other similar outbreaks.

Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the COVID-19 pandemic. COVID-19 has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. We have adjusted our policies to allow our New York City headquarters employees to work remotely on an optional basis, which may lead to decreased workforce productivity and business disruptions. We have had to expend, and expect to continue to expend, significant time, attention, and resources to respond to the COVID-19 pandemic and associated global economic uncertainty, including to develop and implement internal policies and procedures and track changes in laws and government guidelines and restrictions. The remote working environment may also create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships. Over time, such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment could negatively impact our marketing efforts, our ability to enter into customer and business development contracts in a timely manner, our international expansion efforts, and our ability to recruit and retain employees across the organization.

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

The pandemic also may adversely affect our employees, and our employees’ productivity. The direct effect of the virus and the disruption on our employees and operations, the spread of variants of COVID-19, and the slow rollout-of mass vaccinations for COVID-19, may materially and adversely impact our business, results of operations and financial condition. While at this time we are working to manage and mitigate potential disruptions to our operations, the fluid nature of the pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which may harm our business, results of operations and financial condition. We cannot predict how the COVID-19 pandemic, including with respect to variants of COVID-19, will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic or the effects thereof may have longer term unanticipated impacts on our business.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease may harm our business, and also may have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these individuals in locations where we maintain offices is intense, especially for hiring experienced software engineers and sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Furthermore, we are limited in our ability to recruit internationally by restrictive domestic immigration laws. If we fail to attract new personnel or fail to identify, retain and motivate our current employees, our business and future growth prospects could be adversely affected.

Our revenue growth rate has fluctuated in prior periods and may decline again in the future.

Our revenue growth rate has fluctuated in prior periods. We have previously experienced periods of revenue growth rate decline, and our revenue growth rate may decline again in future periods as the size of our customer base increases and as we achieve higher market penetration rates. In particular, we expect the growth rate of our subscription revenue to fluctuate from period to period, and, in the near term, subscription revenue growth rates may be lower compared to comparable periods in the prior fiscal year. Many factors also may contribute to declines in our revenue growth rate, including slowing demand for our Unified-CXM platform, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities and the maturation of our business, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

Certain of our results of operations and financial metrics may be difficult to predict.

Our results of operations and financial metrics, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, have fluctuated in the past and may vary significantly in the future. As a result, period-to-period comparisons of our results of operations may not be meaningful and the results of any one period should not be relied upon as an indication of future performance. Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in results of operations may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our results of operations include, without limitation, those listed below:

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

The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual results of operations. This variability and unpredictability also could result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even if we have met any previously publicly stated guidance we may provide.

We invest significantly in research and development, and, to the extent that our research and development investments do not translate into new solutions or material enhancements to our current solutions or we do not use those investments efficiently, our business and results of operations would be harmed.

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

Increasing our customer base and achieving broader market acceptance of our Unified-CXM platform will depend, to a significant extent, on our ability to effectively expand and manage our sales and marketing operations and activities. We are substantially dependent on our direct sales force and on our marketing efforts to obtain new customers. We are expanding our direct sales force both domestically and internationally. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we currently or may in the future require. Our ability to achieve revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of qualified and experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new sales segments and new industries or geographies. Our recent hires and planned hires may not become as productive as quickly as we expect, or at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets and segments in which we do business. Because we do not have a long history of expanding our sales force or managing a sales force at the scale that we intend to operate, we cannot accurately predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. Furthermore, due to our limited experience selling direct to mid-sized enterprises through our sales force, the results of any such efforts are difficult to predict and may result in diverted financial and management resources without a corresponding increase in revenue. Our business will be harmed if our sales expansion efforts do not generate a significant increase in revenue.

Our sales cycle with enterprise and international clients can be long and unpredictable.

A substantial portion of our business is with large and international enterprises. The timing of our sales with our enterprise and international clients and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these clients. We often are required to spend significant time and resources to educate and familiarize these potential clients with the value proposition of paying for our Unified-CXM platform. The length of our sales cycle for these clients, from initial evaluation to payment for our Unified-CXM platform, is often around nine months or more, and can vary substantially from client to client. As a result, it is difficult to predict whether and when a sale will be completed.

If we are unable to effectively operate on or capture data from mobile devices, our business could be adversely affected.

Our customers and users of our Unified-CXM platform are increasingly accessing our Unified-CXM platform or interacting via mobile devices. We are devoting valuable resources to solutions related to mobile usage, but we cannot assure you that these solutions will be successful. If the mobile solutions we have developed for our Unified-CXM platform do not meet the needs of current or prospective customers, or if our solutions are difficult to access, customers or users may reduce their usage of our Unified-CXM platform or cease using our Unified-CXM platform altogether and our business could suffer. Additionally, we are dependent on the interoperability of our products with popular mobile networks and standards that we do not control, and any changes in such systems or terms of service that degrade our Unified-CXM platform’s functionality or gives preferential treatment to competitive products could adversely affect our business. As new mobile devices and products are continually being released, it is difficult to predict the challenges we may encounter in enhancing our Unified-CXM platform for use on such devices. If we are unable to successfully implement elements of our Unified-CXM platform on mobile devices, or if these strategies are not as successful as our offerings for personal computers or if we incur excessive expenses in this effort, our business, results of operations and financial condition would be negatively affected.

If we are unable to develop and maintain successful relationships with channel partners, our business, results of operations, and financial condition could be adversely affected.

To date, we primarily have relied on our direct sales force, online marketing and word-of-mouth to sell subscriptions to our Unified-CXM platform. Although we have developed relationships with certain channel partners, such as referral partners, resellers and integration partners, these channels have resulted in limited revenue to date. We believe that continued growth in our business is dependent upon identifying, developing and maintaining strategic relationships with additional channel partners that can drive additional revenue. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer enterprises the products of several different companies, including products that compete with ours. They also may cease marketing our

Unified-CXM platform with limited notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our Unified-CXM platform. If we fail to identify additional channel partners in a timely and cost-effective manner, or at all, if we are unable to assist our current and future channel partners in independently selling and implementing our Unified-CXM platform, or if our channel partners choose to use greater efforts to market their own products or those of our competitors, our business, results of operations and financial condition could be adversely affected. Furthermore, if our channel partners do not effectively market and sell our Unified-CXM platform, or fail to meet the needs of our customers, our reputation and ability to grow our business also may be adversely affected.
Sales by channel partners are more likely than direct sales to involve collection issues, in particular sales by our channel partners into developing markets, and, accordingly, variations in the mix between revenue attributable to sales by channel partners and revenue attributable to direct sales may result in fluctuations in our results of operations.

If we are not able to maintain and enhance our brand, our business, results of operations and financial condition may be adversely affected.

We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in Unified-CXM is critical to our relationships with our existing customers and key employees and to our ability to attract new customers and talented personnel. The successful promotion of our brand depends on a number of factors, including the effectiveness of our marketing efforts, our ability to continue to develop a high-quality platform, our ability to provide reliable services that continue to meet the needs of our customers, our ability to maintain our customers’ trust and our ability to successfully differentiate our Unified-CXM platform from competitive solutions, which we may not be able to do effectively. We do not have sufficient operating history to know whether our brand promotion activities will ultimately be successful or yield increased revenue and, if they are not successful, our business may be adversely affected. Any unfavorable publicity of our business or platform generally, for example, relating to our privacy practices, terms of service, service quality, litigation, regulatory activity, the actions of our employees, partners or customers or the actions of other companies that provide similar solutions to us, all of which can be difficult to predict, could adversely affect our reputation and brand. In addition, independent industry analysts often provide reviews of our Unified-CXM platform, as well as solutions offered by our competitors, and our brand and perception of our Unified-CXM platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive compared to those of our competitors’ solutions, our brand and market position may be adversely affected. It also may be difficult to maintain and enhance our brand as we expand our marketing and sales efforts through channel or strategic partners.
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

We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms of one to three years. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our Unified-CXM platform and potential changes in our pricing policies or rate of expansion or retention may not be fully reflected in our results of operations until future periods. We also may be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the term of the agreements with our customers. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

Our results of operations also may fluctuate as a result of seasonality. We have seen seasonality in our sales cycle, as a large percentage of our customers make their purchases in the fourth quarter of a given fiscal year and pay us in the first quarter of the subsequent year. We also may be affected by seasonal trends in the future, particularly as our business matures. Such seasonality may result from a number of factors, including a slowdown in our customers’ procurement process during certain times of the year, both domestically and internationally, and customers choosing to spend remaining budgets shortly before the end of their fiscal years. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the applicable subscription agreement. To the extent that we experience this seasonality, it may cause fluctuations in our results of operations and financial metrics and make forecasting our future results of operations and financial metrics more difficult.

We may face claims by third parties alleging infringement, misappropriation or other violation of their intellectual property, trade secrets or proprietary rights.

There is considerable patent and other intellectual property development activity in our industry and companies in the technology industry frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our future success depends in part on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others. From time to time, we have received and may in the future receive claims from third parties, including our competitors, alleging that our Unified-CXM platform and underlying technology infringe, misappropriate or otherwise violate such third party’s intellectual property rights, including their trade secrets, and we may be found to be infringing upon such rights. For example, on September 7, 2017, a complaint was filed against us in the Circuit Court of the State of Oregon by Opal Labs Inc., alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act, among other claims. On September 5, 2018, the case was moved from state court to federal court on our motion. For more information, see Note 9 to our consolidated financial statements included elsewhere in this Form 10-Q.

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

Any litigation also may involve patent holding companies or other adverse patent owners that have no relevant solution revenue, and therefore, our patent portfolio may provide little or no deterrence、 as we would not be able to assert our patents against such entities or individuals. Such “non-practicing entities,” and other intellectual property rights holders may attempt to assert intellectual property claims against us or seek to monetize the intellectual property rights they own to extract value through licensing or other settlements. We have in the past and may in the future be requested to and/or obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses or refund subscription fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our technology or intellectual property, with or without merit, could be unpredictable, costly and time-consuming, and divert significant resources and the attention of our management and other employees from our business operations. Such disputes also could disrupt our Unified-CXM platform and products, which would adversely impact our client satisfaction and ability to attract customers. In the case of infringement, misappropriation or other violation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation.

In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We also may be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement, misappropriation or violation claims against us, such payments, costs or actions could have a material adverse effect on our competitive position, business, financial condition and results of operations.

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

Following any such release, we cannot be certain that customers will comply with the restrictions on their use of the source code and we may be unable to monitor and prevent unauthorized disclosure of such source code by customers. Additionally, following any such release, customers may be able to create derivative works based on our source code and may own such derivative works. Any increase in the number of people familiar with our source code as a result of any such release also may increase the risk of a successful hacking attempt. Each of these could have a material adverse effect on our business, financial condition and results of operations.

Our Unified-CXM platform utilizes open source software, which may subject us to litigation, require us to re-engineer our Unified-CXM platform or otherwise divert resources away from our development efforts.

We use open source software in connection with our Unified-CXM platform and products and operations. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code (which may include our modifications or product code into which such open source software has been integrated) on unfavorable terms allowing further modification and redistribution and at no or nominal cost, and we may be subject to such terms. The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these open source licenses could be construed in a way that imposes unanticipated conditions or restrictions on our ability to commercialize our products. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose source code that we have decided to maintain as proprietary or that would otherwise breach the terms or fail to meet the conditions of an open source license or third-party contract, such use could inadvertently occur, or could be claimed to occurred, in part because open source license terms are often ambiguous. We could be subject to suits by parties claiming ownership of or demanding release of the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the applicable open source licensing terms or alleging that our use of such software infringes, misappropriates or otherwise violates a third party’s intellectual property rights. We may as a result be subject to claims for breach of contract, infringement of intellectual property rights, or indemnity, required to release our proprietary source code, pay damages, royalties, or license fees or other amounts, seek licenses, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of the applicable license could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

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

Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of October 31, 2021, we owned 30 U.S. issued patents and 15 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.

Additionally, effective trademark, copyright, patent and trade secret protection may not be available in every country in which we conduct business and we may fail to maintain or be unable to obtain adequate protections for certain of our intellectual property rights in such foreign countries. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights. Failure to comply with applicable procedural, documentary, fee payment and other similar requirements with the United States Patent and Trademark Office and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, trademark or application. If this occurs, our competitors might be more successful in their efforts to compete with us. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights.

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

Our Unified-CXM platform must integrate with a variety of network, hardware and software systems and we need to continuously modify and enhance our Unified-CXM platform to adapt to changes in hardware, software, networking, browser and database technologies. In particular, we have developed our Unified-CXM platform to be able to easily integrate with certain third-party SaaS applications through the interaction of APIs. In general, we rely on the fact that the providers of such software systems continue to allow us access to their APIs to enable these customer integrations. To date, we have not relied on a long-term written contract to govern our relationship with these providers. Instead, we are subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation and fees of such software systems, and which are subject to change by such providers from time to time. If we are unable to effectively integrate with third-party systems, our customers’ operations may be disrupted, which could result in disputes with customers, negatively impact customer satisfaction and materially and adversely affect our business, financial condition and results of operations.

We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

Our success depends, in part, on our ability to expand our Unified-CXM platform and grow our business in response to changing technologies, customer demands and competitive pressures. We have in the past, and we may in the future, attempt to do so through strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets that we believe could complement, expand or enhance our Unified-CXM platform or otherwise offer growth opportunities. We also may enter into relationships with other businesses to expand our Unified-CXM platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies.

Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our Unified-CXM platform or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. Acquisitions, investments or other business relationships also may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Identifying and negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. We cannot predict the number, timing or size of these transactions. Our prior acquisitions have been relatively small, and we are relatively inexperienced in effectively implementing another business with our own. Consequently, these transactions, even if announced, may not be completed. The risks we face in connection with these transactions include:

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

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our operating performance and the condition of the capital markets at the time we seek financing. We may not be able to timely secure additional equity or debt financing on favorable terms, or at all. If we engage in any debt financing, the holders of debt would have priority over the holders of common stock. The holders of debt could impose restrictions on our business during the time the loan is outstanding, including restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The holders of debt would also likely obtain security interests on our assets enabling the debt holders to seize and take ownership or dispose of the property, whether tangible or intangible, in which they have a security interest if we default on repayment of the loan or any of the conditions associated with the loan. We also may be required to take other actions that would be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. The SVB Credit Facility prohibits us from incurring additional indebtedness without prior written consent, among other conditions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited, and our business, results of operations and financial condition could be adversely affected.

Our international sales and operations, including our planned business development activities outside of the United States, subject us to additional risks and challenges that can adversely affect our business, results of operations and financial condition.

During the nine months ended October 31, 2021, approximately 36% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.

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

We believe that our success depends on continuing to invest in the growth of our worldwide operations by entering new geographic markets. If our investments in these markets are greater than anticipated, or if our customer growth or sales in these markets do not meet our expectations, our results of operations and financial condition may be adversely affected.

We believe that our success depends on expanding our business into new geographic markets and attracting customers in countries other than the United States. We anticipate continuing to expand our operations worldwide and have made, and will continue to make, substantial investments and incur substantial costs as we enter new geographic markets. This includes investments in data centers, cloud-based infrastructure and applications and other information technology investments, sales, marketing and administrative personnel and facilities. Often we must make these investments when it is still unclear whether future sales in the new market will justify the costs of these investments. In addition, these investments may be more expensive than we initially anticipate. If our investments are greater than we initially anticipate or if our customer growth or sales in these markets do not meet our expectations or justify the cost of the initial investments, our results of operations and financial condition may be adverse affected.

We are subject to governmental export and import controls and economic sanctions laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the United States Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls. The U.S. export control laws and economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to certain embargoed or sanctioned countries, governments, persons and entities. In addition, we may incorporate encryption technology into certain of our offerings, and encryption offerings and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, and we cannot guarantee that any required authorization will be obtained. If we are found to be in violation of U.S. economic sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. We also may experience other adverse effects, including reputational harm and loss of access to certain markets.

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

Disputes with our customers and other third parties could be costly, time-consuming and harmful to our business and reputation.

Our business requires us to enter into agreements with a large number of customers and other third parties in many different jurisdictions. Our subscription and other agreements contain a variety of terms, including service level requirements, data privacy, protection and security obligations, indemnification obligations, including for intellectual property infringement claims, dispute resolution procedures and regulatory requirements. Agreement terms may not be standardized across our business and can be subject to differing interpretations and local law requirements, which could result in disputes with our customers and other third parties from time to time. If our customers and other third parties notify us of a breach of contract or otherwise dispute the terms of our agreements, the dispute resolution process can be expensive and time-consuming and result in the diversion of resources that could otherwise be deployed to grow our business. Even if these disputes are resolved in our favor, we may be unable to recoup the expenses and other diverted resources committed to resolving the dispute and, if we receive negative publicity in connection with the dispute, our reputation and brand may be harmed. Furthermore, the ultimate resolution of such disputes may be adverse to our interests and, as a result, could adversely affect our results of operations and financial condition.

We face exposure to foreign currency exchange rate fluctuations, and if foreign currency exchange rates fluctuate substantially in the future, our results of operations and financial condition, which are reported in U.S. dollars, could be adversely affected.

We conduct our business in countries around the world and a portion of our transactions outside the United States are denominated in currencies other than the U.S. dollar. While we have primarily transacted with customers and vendors in U.S. dollars to date, from time to time we have transacted in foreign currencies for subscriptions to our Unified-CXM platform and may significantly expand the number of transactions with customers that are denominated in foreign currencies in the future. The majority of our international costs are also denominated in local currencies. In addition, our international subsidiaries maintain net assets or liabilities that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations due to transactional and translational remeasurements that are reflected in our results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations.

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

Our results of operations may be harmed if we are required to collect sales or other related taxes for subscriptions to our products and services in jurisdictions in which we have not historically done so.

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

We collect sales, value added or similar transaction taxes in a number of jurisdictions. It is possible, however, that we could face sales tax, VAT, or GST audits and that our liability for these taxes could exceed our estimates as state, local, and non-U.S. tax authorities could still assert that we are obligated to collect additional tax amounts from our customers and remit those taxes to those authorities. We also could be subject to audits in state, local and non-U.S. jurisdictions for which we have not accrued tax liabilities. A successful assertion by one or more states, localities or non-U.S. jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. Such tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations.

Our international operations subject us to potentially adverse tax consequences.

We generally conduct our international operations through subsidiaries and are subject to income taxes as well as non-income-based taxes, such as payroll, value-added, goods and services and other local taxes. Our domestic and international tax liabilities are subject to various jurisdictional rules regarding the calculation of taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

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

We are, and expect to continue to be, subject to audit by the IRS and other tax authorities in various domestic and foreign jurisdictions. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related assertions. Taxing authorities also have challenged, and may in the future challenge, our tax positions and methodologies on various matters. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. There can be no assurance that our tax positions and methodologies are accurate or that the outcomes of ongoing and future tax examinations will not have an adverse effect on our results of operations and financial condition.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

We have U.S. federal and state net operating loss carryforwards as a result of prior period losses, which, if not utilized will begin to expire in fiscal year 2031 and fiscal year 2022 for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” its ability to use its pre-change net operating loss carryforwards to offset its post-change taxable income or tax liability may be limited. Such an “ownership change” generally occurs if there is a greater than 50 percentage point change (by value) in its equity ownership by one or more stockholders or groups of stockholders who own at least 5% of our stock over a three-year period. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal and state taxable income or tax liability may be subject to limitations, which could potentially result in increased future tax liability to us. Furthermore, under the Tax Cuts and Jobs Act, or Tax Act, enacted in December 2017, the amount of post 2017 net operating loss carryforward that we are permitted to use in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. The Tax Act also generally eliminates the ability to carry back net operating losses, or NOLs, to prior taxable years. There is also a risk that due to regulatory changes, such as suspensions of the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

The terms of the SVB Credit Facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Under the terms of the SVB Credit Facility, we can borrow up to $50.0 million under a revolving credit loan facility. The SVB Credit Facility contain customary affirmative and negative covenants that either limit our ability to, or, if we make future draws, require a mandatory prepayment in the event we, incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements and enter into various specified transactions. As a result, we may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lender or prepay any outstanding amount under the SVB Credit Facility. The SVB Credit Facility also contains certain financial covenants, including minimum revenue and cash balance requirements, and financial reporting requirements. Our obligations under the SVB Credit Facility are secured by substantially all of our property, with limited exceptions, including our intellectual property. We may not be able to generate sufficient cash flow or sales to meet our financial covenants or, if we make future draws, pay the principal and interest under the SVB Credit Facility. Furthermore, if we made a subsequent draw, our future working capital, borrowings or equity financings could be unavailable to repay or refinance the amounts outstanding under the SVB Credit Facility. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full. Any declaration by our lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

As of October 31, 2021, we did not owe any principal or accrued interest under the SVB Credit Facility. However, it is possible that we will in the future draw down on the SVB Credit Facility or enter into new debt obligations. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the SVB Credit Facility, we may be required to repay any outstanding amounts earlier than anticipated. If for any reason we become unable to service our debt obligations under the SVB Credit Facility, or any new debt obligations that we may enter into from time to time, holders of our common stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.

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

The future success of our business depends upon the continued use of the Internet as a primary medium for communication, business applications and commerce. Federal or state government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Legislators, regulators or government bodies or agencies also may make legal or regulatory changes or interpret or apply existing laws or regulations that relate to the use of the Internet in new and materially different ways. Changes in these laws, regulations or interpretations could require us to modify our Unified-CXM platform in order to comply with these changes, to incur substantial additional costs or divert resources that could otherwise be deployed to grow our business, or expose us to unanticipated civil or criminal liability, among other things.
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

As our organization grows and evolves, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to ever-changing circumstances, such as during times of a natural disasters or pandemics, including the COVID-19 pandemic. These changes could have an adverse impact on our corporate culture. We also expect to continue to hire aggressively as we expand, but if we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity and teamwork that we believe we need to support our growth. Moreover, many of our employees may be able to receive significant proceeds from sales of our common stock in the public markets, which could lead to disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our substantial anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

The preparation of our financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires management to make judgments, estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, income taxes, goodwill and intangible assets.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the listing standards of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We also are continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting also could cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We currently are not required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and, therefore, are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.

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

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have chosen to take advantage of such extended transition period, and, as a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the effective dates applicable to public companies.

We cannot predict whether investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and the market price of our Class A common stock may be more volatile and may decline.

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

The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with our executive officers and directors and their affiliates, limiting your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of October 31, 2021 beneficially hold approximately 78.4% of our outstanding capital stock but control approximately 97.3% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.

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

FTSE Russell and Standard & Poor’s does not allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure makes us ineligible for inclusion in certain indices, and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices are not be investing in our stock. In addition, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices likely would preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price and volume of our Class A common stock could be adversely affected.

We cannot predict the impact that our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure, combined with the concentrated control of our executive officers, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, as mentioned above, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. Under the announced policies, our dual class capital structure makes us ineligible for inclusion in many indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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

Substantial sales of our Class A common stock could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of a large number of sales of shares of such stock in the market, and the perception that these sales could occur also may depress the market price of our Class A common stock.

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

Our directors, executive officers and holders of 5% or more of our outstanding common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 60.4% of the shares of our outstanding common stock as of October 31, 2021. As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our capital stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.

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

As a public company, we have incurred and expect to continue to incur greater legal, accounting and other expenses than we incurred as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, and the rules and regulations of the SEC and the listing standards of the New York Stock Exchange. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. These rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. After we are no longer an “emerging growth company,” we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this Form 10-Q and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. These increased costs and demands upon management could adversely affect our business, results of operations and financial condition.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•vacancies on our board of directors may be filled only by our board of directors and not by stockholders;

•our board of directors is classified into three classes of directors with staggered three-year terms;

•our stockholders may only take action at a meeting of stockholders and may not take action by written consent for any matter;

•a special meeting of our stockholders may only be called by a majority of our board of directors, the chairperson of our board of directors or our Chief Executive Officer;

•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;

•our amended and restated certificate of incorporation does not provide for cumulative voting;

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

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions also could discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and also could affect the price that some investors are willing to pay for our Class A common stock.

Our charter documents designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts are the exclusive forum for claims under the Securities Act of 1933, as amended, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

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

In the past, securities class action litigation often has been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of our company. These provisions also could discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and also could affect the price that some investors are willing to pay for our Class A common stock.

Item 2. Unregistered Shares of Equity Securities and Use of Proceeds

Use of Proceeds

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

There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus.

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

10.1#	French Sub-Plan to the Company’s 2021 Equity Incentive Plan
10.2#	Form of Restricted Stock Grant Notice and Award Agreement under the French Sub-Plan
10.3#	Form of Restricted Stock Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (U.S.)
10.4#	Form of Restricted Stock Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (International)
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

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

Sprinklr, Inc.

Date: December 9, 2021	By:	/s/ Ragy Thomas
Ragy Thomas
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2021	By:	/s/ Christopher Lynch
Christopher Lynch
Chief Financial Officer
(Principal Financial and Accounting Officer)