Form 10-K
period 2022-01-31
Sprinklr, Inc.
filed 2022-04-11
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-40528

Sprinklr, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other Jurisdiction of
Incorporation or organization)
29 West 35th Street, 7th floor
New York, NY
(Address of principal executive offices)
45-4771485
(IRS Employer
Identification No.)

10001
(Zip Code)
(917) 933-7800
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00003 per share	CXM	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2021, based on the closing price of $19.34 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange on July 30, 2021, was approximately $354.7 million. This aggregate market value does not include shares of common stock beneficially owned by each executive officer, director, and stockholder that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 31, 2022, there were 106,971,567 shares of the registrant's Class A common stock and 149,791,130 shares of the registrant's Class B common stock, each with a par value of $0.00003 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses and other operating results;
•our ability to acquire new customers and successfully engage new and existing customers;
•our ability to achieve and maintain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategies for our Unified-CXM platform;
•the estimated addressable market opportunity for our Unified-CXM platform;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of the ongoing COVID-19 pandemic or other public health crises;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-K. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

Unless the context otherwise requires, the terms “Sprinklr,” “the Company,” “we,” “our,” “us” or similar references in this Form 10-K refer to Sprinklr, Inc. and its subsidiaries.

Part I

Item 1. Business
Who We Are

Sprinklr empowers the world’s largest and most loved brands to make their customers happier.

We do this with a new category of enterprise software – Unified Customer Experience Management (“Unified-CXM”) – that enables every customer-facing function across the front office, from Customer Care to Marketing, to collaborate across internal silos, communicate across digital channels, and leverage a complete suite of modern capabilities to deliver better, more human customer experiences at scale – all on one unified, AI-powered platform.
Overview

The way the world communicates has changed, driven by a shift from traditional channels, like email and phone, to an ever-expanding universe of modern channels, like messaging, chat, text, and social, used by more than 4.6 billion people every day. Customer expectations have changed, too – reset by digital-first brands like Amazon, Uber and Airbnb.

Connected, empowered, and with more choices than ever before, today’s consumers expect to be listened to, known, and served – not as data points, but as people – on demand, and on the channels they prefer. They advocate and criticize on public platforms, with nearly unlimited reach, where a single comment or review can make or break a brand’s reputation. How consumers choose to apply their newfound influence and who they decide to do business with are the result of one thing: their experience – a feeling shaped by every interaction they have with a brand.

Today, companies compete primarily on the basis of customer experience. To do so, they must communicate instantly with consumers who move fluidly across dozens of channels and resolve customer pain-points in a personalized way. For large enterprises, meeting these expectations is a challenging new reality.

As enterprises scale, they become increasingly siloed. Different customer-facing departments and lines of business emerge, each with their own fragmented view of the customer, often stored in a customer relationship management (“CRM”) system. These legacy systems are limited by a narrow set of structured, backward-looking customer information like names and addresses. CRM systems ignore the massive amounts of unstructured, real-time data that customers expect to inform their experiences – the truly important, contextual and human insights customers share freely about themselves and their preferences.

This is why we founded Sprinklr: a software platform purpose-built to help enterprises break down information silos across the customer journey, tap into an ocean of unstructured digital data, and utilize AI to create a persistent, unified view of each customer – at scale. We do this by providing every customer-facing team with the modern capabilities they need to serve modern customers and enabling the entire front office to work together and deliver a more unified customer experience. For more than a decade, we have helped hundreds of the world’s most valuable and iconic brands rise to the challenge of making their customers happier, while helping them increase revenue, reduce costs, and mitigate brand reputation risks.

We estimate the total addressable market for our Unified-CXM platform to be in excess of $60 billion as of January 31, 2022, based on industry data and our analysis of sales to our existing customers. We believe that global enterprises are only beginning to understand the power of using a unified technology platform to manage their customer experience across customer-facing functions, and as a result, we expect our market opportunity to expand.

Our effective go-to-market strategy has enabled us to grow rapidly, attracting 1,166 customers, including more than two-thirds of the Fortune 100. As of January 31, 2022, we had 82 customers with subscription revenue equal to or greater than $1.0 million for the trailing 12-month period. Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in more than 60 countries and use our platform in more than 100 languages. We see significant opportunity to grow within our existing customer base as our customers increase usage of existing products and/or add additional products.

Our success and innovation is driven by a world-class management team and extraordinary culture. That culture is defined by both the “The Sprinklr Way,” which provides our framework for leadership, behaviors, and values, and the deep and genuine way we care about the success of our customers and employees. The Sprinklr Way enables us to attract and retain a diverse and talented team to provide a premium experience for our customers.

Key Advantages of Our Platform

Our architecture, AI, enterprise-grade platform, and data scale are key competitive differentiators. Our platform utilizes a single codebase architecture purpose-built for managing CXM data, is powered by sophisticated, proprietary AI, and enables a wide range of customer user cases. Our core differentiators are:

•UNIFIED architecture, built to address modern channel proliferation: We have created a platform that allows organizations to listen to customers and prospects, learn from them, deliver care and create more personalized experiences across more than 30 digital channels, including messaging, live chat, text, social media and hundreds of millions of forums, blogs, news, and review sites. We believe that we are the only CXM vendor that offers a single codebase architecture, designed to provide a seamless, unified experience for our customers. Our architecture ensures that our customers are always utilizing the latest and most accurate AI models, providing insights to our customers with cutting-edge speed, accuracy, and security.

•MODERN listening, built for digitally led, real-time and conversational data, yielding actionable insights: Our single codebase platform was designed from the ground up to handle a massive scale of unstructured data. Our platform captures over 500 million conversations and makes over 10 billion AI predictions every day, publishes over 25 million brand messages, and handles more than 15 million customer cases every month, while also tracking 35,000 brands and influencers and managing over 2.5 billion profiles across all digital channels. We believe that the scale of our AI predictions, the scope of our digital identity management, and our conversational capabilities are unmatched in the industry.

•PURPOSE-BUILT customer experience AI engine for predicting intent: We have spent nearly a decade developing sophisticated machine learning algorithms that combine techniques such as clustering, pattern-match, regressions, prioritization and instance-based triggering amongst others to predict consumer intent in real-time. Our AI engine can process millions of unstructured and structured data points ingested from myriads of channels and software applications. From there, our AI engine analyzes the data to predict sentiments and deliver actionable insights for our customers. Our years of experience, investment, and training our models have resulted in extremely high model accuracy. We believe that we have a significant first-mover advantage, helping us establish and maintain a global leadership position in Enterprise Unified-CXM AI.

•COMPLETE, built for modern organizations with the full consumer lifecycle in mind: We offer a broad range of digital use cases across the front office, ranging across Research, Care, Marketing & Advertising, and Sales & Engagement. Our unified platform enables broad-based listening, seamless collaboration across the entire customer journey, skills-based workflow, customer-led governance, and timely decision-making.

•RAPID deployment generates tangible, immediate ROI: Our ability to leverage our highly verticalized pre-built AI models to quickly bring high-value enterprise AI models into production use provides rapid time to value. We have deployed enterprise AI models into production use in as little as two days.

•SCALABLE enterprise-grade platform: We empower the largest global enterprises to serve their customers 24/7. Our architecture is scalable and flexible to meet the demands of the modern enterprise and can be deployed quickly at scale to ingest massive amounts of data. Our Unified-CXM platform is designed to comply with the highest standards of security to serve large enterprises and public sector customers. We are certified in AICPA SOC 1 and SOC 2 and have a security framework that is PCI compliant. Our data privacy measures are designed to meet the requirements set forth under the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”). We have achieved Federal Risk and Authorizations Management Program readiness status to sell our solutions to United States federal agencies.

We are the only company that has been recognized as a Leader in Forrester’s Social Suites, Social Listening Platforms, Content Marketing for B2C Marketers, Social Advertising Technology, Social Media Management Solutions and Sales Social Engagement Waves, and Gartner’s Content Marketing Platforms Quadrant.

Our Artificial Intelligence

The core of our technology is our proprietary AI engine, which has a highly scalable and flexible architecture purpose-built for large enterprises. We believe that our platform is the first ever purpose-built customer experience AI engine.

We have spent nearly a decade developing sophisticated, deep machine learning algorithms that automate techniques to predict consumer intent and sentiment in real-time. At any given instance, our AI engine can process millions of unstructured and structured data points ingested from myriads of channels and software applications.

Our AI engine is differentiated in the following ways:

•A massive data ocean of consumer behavior and preferences: Our platform ingests, processes and analyzes consumer data and behavior from one of the largest publicly available datasets, with over 500 million data points accessed and ingested daily. Our AI deep machine learning algorithms work via eight distinct and powerful layers, which aggregate all different unstructured data types across more than 30 digital channels and convert them into actionable structured insights.

•Industry leading purpose-built Unified-CXM platform to ingest and analyze customer engagement data across all addressable/available channels: Our platform is architected to ingest unstructured and structured data from more than 30 digital channels in real-time, including audio, video and images. The same components are reused between multiple training, and inference pipelines, enabling our data scientists to build and deploy new use-cases rapidly.

•High accuracy of predicting consumer behavior and preferences: Our AI engine is built on top of highly sophisticated and customizable machine learning algorithms that result in more than 10 billion predictions per day. This fully automated AI engine provides actionable insights built on deep machine learning that requires no human involvement and is able to make predictions with a high degree of accuracy across a wide range of products offered by our Unified-CXM platform.

•Powerful natural language processing and generation: We have developed advanced text analytics capabilities with technology that can look at the context, grammar and co-references of a sentence to associate opinions, thoughts, preferences and feedback with respective brands and products. We also model end-to-end dialogues for improving customer care agent productivity. This capability automatically learns from previous agent-consumer interactions, sentiment, emotion, intents and conversation intent journeys to suggest highly contextual, fluent, relevant and engaging responses.

•Highly sophisticated and configurable AI models: We have developed highly specialized AI models across more than 60 industry verticals and sub-verticals across more than 100 languages. With a training data set of over 100 million data points, we are able to power more than 1,250 pre-built and custom-built AI models with very high accuracy. We deploy AI models at three different levels to ensure quick deployment for rapid time to value realization: (1) Global Models: Developed with data across industries and partners; (2) Industry Models: Developed when data of one industry varies significantly from another; and (3) Customized AI Models: Enabling brands to quickly customize AI models to solve their diverse set of use cases.

Sprinklr AI gets smarter everyday by leveraging virtuous feedback loops enabled for all of our AI solutions. With each feedback that is fed back into Sprinklr algorithms, our AI models learn actively, which in turn leads to more customers adopting the power of Sprinklr’s AI capabilities. Our AI is used across Sprinklr’s use cases and products, which enables a cohesive customer experience. As AI and machine learning grow across industries, the flywheel approach has become a cornerstone and competitive differentiator at Sprinklr.

Our Products

With the rise of modern channels, customers are connected and empowered like never before. Every part of the front office needs to think differently as a result:

•Customers volunteer feedback 24/7 on public channels – research can be actionable and real-time.
•How you care for customers determines what they say about you – care is the new marketing.
•Customers trust each other more than brands and want to be recognized as people, not purchasers – marketing is what they say, not what you say, so be personal.
•Customers buy based on their experience with a brand – engagement drives sales.

These new realities guide each of the modern products that we have built, providing solutions and capabilities that large enterprises can no longer afford to live without:

•Modern Research – listen to and learn from the market, customers, and competitors to act in real-time;
•Modern Care – serve customers on the channels they choose, increasing satisfaction, driving loyalty and reducing costs;
•Modern Marketing & Advertising – personalize ads with content that is relevant, authentic, timely and effective; and
•Social Engagement & Sales – engage with and sell to customers on the channels they use most.

Although all of our product suites are available to customers on our Sprinklr Unified-CXM platform, each can also be purchased individually.

Sprinklr Unified-CXM Platform

One single, unified platform with 4 product suites: Purpose-built to analyze unstructured customer experience data, built to scale across future and modern channels, and integrates all stages of the customer journey. The four key product suites that align to the needs of enterprises managing the customer journey are:
•Modern Research;
•Modern Care;
•Modern Marketing & Advertising; and

•Social Engagement & Sales.

The Sprinklr Unified-CXM architecture was built to manage all of these products on a single platform. Our Unified-CXM Platform provides the following common features and capabilities, which are shared across all products:

•Sandbox – Sprinklr Sandbox offers an isolated test environment that mimics your live production environment, allowing you to practice with precision, create without consequences, and change with confidence.

•Integrations – Sprinklr marketplace integrations include 70+ out-of-the-box connectors with CRMs, CDPs, DAMs, Data Visualization, and with other enterprise platforms like Microsoft, Salesforce, Adobe, Google, Oracle, SAP, and ServiceNow.

•APIs – Sprinklr provides a robust list of Restful web service application programming interfaces (“APIs”) to integrate data and execute processes with any external system. Developers also can create applications to interact directly with Sprinklr by signing up on the developer portal.

•Active Data Retention – Customers have the ability to store Sprinklr’s platform data to meet operational or regulatory compliance needs for Account or Listening data.

•Display – Display transforms data and content into insightful, impactful experiences through an interactive digital signage solution for retail, DooH (digital out-of-home), stadium, broadcast TV, and command centers. Display can even be embedded on websites.

•Presentations – Our Live Slide™ technology helps customers quickly create slides of live, real-time social and business data and content that are easily accessible for all stakeholders, empowering them to tell your story in a visually compelling way.

•AI Studio – Create and deploy custom artificial intelligence models, validate predictions of existing models, and retrain them accordingly. Build and refine all AI models with zero coding.

Modern Research

Modern Research enables our customers to listen, learn from and act on insights gleaned from modern channels. This helps enterprises to stop guessing their brand equity metrics by gaining real-time understanding of brand awareness, product perception, customer loyalty and user satisfaction.

Customers choose from the following Modern Research products:

•Social Listening – Hear the real-time voice of your customers and listen to topics of interest across social, digital, and traditional channels then use AI to enrich that data and surface actionable insights.

•Competitive Insights & Benchmarking – Analyze the performance of posts, engagement of audiences, and key characteristics of content against competitors or other best-in-class brands including which of your competitors’ messages lead the pack and why.

•Product Insights – Leverage AI to gather actionable data on how customers feel about your products surfacing insights from reviews, social channels, or any data source with SKU- or brand-level feedback.

•Location Insights – Discover what brings in-store customers back – or drives them away – at everything from individual locations to global regions with real-time feedback that spotlights how customers feel when they meet your brand face-to-face.

•Visual Insights – Reveal how consumers interact with your brand and act immediately on visual intelligence (including tracking and detecting any misuse of brand logos or likeness) to power more meaningful communication across digital channels.

•Media Monitoring & Analytics – Gain a comprehensive measure of earned media and connect stories across social and news channels by using Sprinklr’s proprietary AI engine to monitor and analyze media coverage.

•Modern Research Lite – Discover the quick and easy way to start exploring business-critical insights, including standardized reports specific to your business.

Key use cases of Modern Research include:

•Growing business by improving products and services by listening to what customers and prospects are saying and applying AI to turn insights into action.

•Improving customer experience by optimizing marketing investments and customer experiences across all channels and touchpoints while benchmarking across industries and competitors.

•Protecting brand reputation by mitigating PR crises through AI-based issue detection and alerts, and by automating stakeholder communication on brand sentiment trends and anomalies.

Modern Care

Modern Care enables brands to listen to, route, resolve and analyze customer service issues across modern and traditional channels – reducing costs with more efficient operations, and creating the ability to turn customer support from a cost center to a profit center by improving collaboration with marketing and sales.
Customers choose from the following Modern Care products:

•Self-Service Community – Improve cross-platform customer experiences and reduce agent caseloads by letting customers share knowledge in digital communities which can be customized and quickly moderated, all in a single application.

•Live Chat – Connect with customers quickly, provide personalized 1:1 support to resolve incoming requests, and collect valuable data to inform better agent-led resolutions.

•Conversational AI & Bots – Shift customers from IVR to cost-effective digital channels like web chat, SMS, email, and WhatsApp where conversational AI bots create faster and more reliable experiences.

•Contact Center Intelligence – Unlock AI-powered, real-time contact center analytics — and uncover the actionable insights to trigger improvements in proactive customer care and reduce inbound contact volume.

•Contact Center Automation – Access powerful tools that automate contact center workflows and processes, making it easier to solve customer conversations during the first contact.

•Knowledge Base – Help agents find the right knowledge articles and reduce handle time with AI intents that surface the most relevant directly within the Agent Console or use it on your website, mobile app, or community to offer customers quick, direct access to the right information.

•Agent Assist – Analyze every conversation instantly to surface the best suggestions, predictions, and warnings agents need to improve productivity and solve customer issues faster.

•Modern Care Lite – A simple to use and deploy, yet premium, customer service solution for channel unification across 13+ of the most widely used channels including social, messaging, chat, email and voice.

•Sprinklr Voice – Unify your approach to customer service by pairing complete digital coverage with a modern Contact Center as a Service (“CCaaS”) solution that integrates everything enterprises need to deliver personalized experiences, including embedded AI, workflow automation, voice bots, and speech analytics.

Key use cases of Modern Care include:

•Increasing CSAT and reducing churn by anticipating customer issues, optimizing processes, and providing proactive brand risk early warning notifications.

•Decreasing costs by leveraging AI and automation to improve self-service option on lower cost digital channels.

•Increasing revenue by matching agents to customers for upsell opportunities, proactively engaging customers during their purchase journey, and offering tools to increase conversions

Modern Marketing & Advertising

Modern Marketing & Advertising enables global brands to plan, create, publish, optimize and analyze their organic/owned marketing content and paid advertising campaigns across modern channels all in one platform, without spreadsheets or disparate systems. The result: greater efficiency and reduced production costs, increased ROI driven by AI, and actionable insights to improve marketing performance in real time.
Customers choose from the following Modern Marketing & Advertising products:

•Campaign Planning & Content Marketing – Increase the ROI of content with AI-powered integrated insights and reuse; save time by enabling agile marketing with automated workflows; and manage brand risk with enterprise governance.

•Marketing Analytics – Get a comprehensive view of campaign performance across 30+ digital channels, including social, web, email, and more. Integrate third-party data to unlock powerful full-funnel insights in a single, consolidated view.

•Advocacy – Encourage employees to share and affirm brand positioning with an advocacy site featuring exclusive content and experiences — then measure program performance and optimize with reporting insights.

•Social Advertising – Increase ROAS against business outcomes and across siloed teams using integrations, AI, and automation that fuel collaboration, unify reporting, and manage brand risk via approval processes, structured roles, and enterprise governance.

Key use cases of Modern Marketing & Advertising include:

•Reducing cost by saving agencies and internal teams time through centralized collaboration, optimized workflows, and scaling the use of high-performing assets.

•Increasing revenue with more effective content, personalized ads, and cross-channel optimization to drive against marketing and advertising objectives.

•Protecting brand reputation using AI to flag non-compliant content, and approval workflows to govern every outbound post and social ad.

Social Engagement & Sales

Social Engagement & Sales helps customers listen to, triage, engage and analyze conversations across more modern channels than any other competitor on the market. Sprinklr has been recognized as the only leader in the Forrester Wave™ Social Suites, as well as a clear leader in the Forrester Wave™ Social Sales Engagement Solutions.

Customers choose from the following Social Engagement & Sales products:

•Social Publishing & Engagement – Plan, publish, and manage brand content across multiple channels from a single platform — then measure and respond to customer engagement efficiently with automated workflows, intuition moderation, and engagement dashboards that can be shared across teams.

•Distributed – Empower Distributed teams (Sales, Location Managers, Field Agents) with a lightweight yet powerful branded experience to engage customers on the digital and social channels they prefer.

•Ratings & Reviews – Capture reviews for content and monitor ratings for additional consumer insights, then integrate Ratings and Reviews at the point of purchase on your website or mobile app to drive even more conversions.

•Advocacy – Empower employees to leverage a multi-purpose library of shareable content, tailored for advocates, that can easily be amplified across social channels to generate leads and help build pipeline for your brand.

•Gallery – Enable brands to activate the very best user generated content on websites and mobile apps to create engaging social shopping and brand experiences. The addition of this interactive social content not only streamlines the customer experience across social and web, but it also drives higher conversion rates and SEO.

Key use cases for Social Engagement & Sales include:

•Turning social into a revenue driver by capitalizing on conversations on modern messaging channels to increase sales and seamless commerce.
•Getting more from social media managers by using AI to understand where and when to engage, and by automating publishing consistently across all channels.
•Protecting brand reputation by limiting the risk of off-brand engagement with a global regulatory compliance framework for approvals, governance rules and moderation processes.

Our Growth Strategy

We intend to capitalize on our massive and growing market opportunity by executing on the following key elements to our growth strategy:

•Innovate to extend our technology leadership and AI-enabled product lines. We have a strong history of innovation. From 2010 to 2017 we expanded our platform from Social Engagement & Sales to include Modern Research, Modern Marketing & Advertising and Modern Care. Given our unified and scalable architecture we have the ability to build our platform to address new channels in a short period of time.
•Grow customer base. As of January 31, 2022, we had a customer base of 1,166 organizations. We believe that this represents only a small fraction of our total addressable customer base. As we expand our product offerings and extend our technology leadership, we also plan to continue to invest in sales and marketing to grow our customer base.

•Increase revenue from existing customers. The mission-critical nature of our platform and enterprise-wide applicability drives adoption within additional divisions of enterprises and the cross-sale of more products. We believe that enterprises that use multiple products from our platform are able to achieve even higher returns on investment than those that do not and we believe that we have a significant opportunity to cross-sell and up-sell our various product offerings.

•Further expansion internationally. During the year ended January 31, 2022 and 2021, we generated 36% and 34%, respectively, of our revenue outside the Americas. We foresee a significant opportunity to further expand the use of our platform in other regions globally.

•Broaden and deepen our partner ecosystem. Our partner ecosystem extends our geographic coverage, accelerates the usage and adoption of our platform, promotes thought leadership and provides complementary implementation resources. We work with agencies and partners such as Microsoft, Accenture, Deloitte, SAP, ServiceNow, Adobe, Oracle and others in these capacities.

•Selectively pursue acquisitions. We have a history of selective acquisitions that increase the breadth of our offerings and markets. We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to accelerate the pace of our innovation while broadening our customer reach.

Our Go-To-Market Strategy

We generate sales, primarily, through a direct sales organization, which includes Sales Development Reps, Account Executives, Solutions Consultants, and Customer & Product Success personnel who are organized by geography and three customer groups: Global Strategic Accounts, Large Enterprise Accounts and Enterprise Accounts.
We have a highly methodical and value-based approach to Sales and Customer Success, and have made significant investments in sales enablement, onboarding and performance tracking to ensure an effective, predictable and scalable sales model. Our customer-facing teams operate against a shared Customer Engagement process to ensure that the value we sold is realized by the customer, that they are fully consuming the product, and that there is a logical next step to value expansion.

Our marketing efforts are focused on promoting our brand, generating awareness of our platform, supporting our community of customers, and creating sales leads. We utilize both online and offline marketing initiatives, including our participation in industry and partner conferences, digital marketing, case studies and customer testimonials.

We also engage with industry research firms to educate them on our platform and its transformational impact on enterprises and have developed go-to-market partnerships that extend the reach of our platform such as Channels, GSIs and Agencies. We anticipate that we will continue to develop select third-party relationships to help grow our business.

Partnerships

The Sprinklr Global Alliance Program delivers training, go-to-market support, and a certification program to an ecosystem of technology organizations, systems integrators, agencies, and social media channels. Sprinklr’s partner program helps brands collaborate across marketing, sales, and care to meet the needs of the modern customer. Sprinklr’s average deal size is doubled when involving a strategic alliance partner. Many of our key partners are also customers of our Unified-CXM platform which is a benefit to our shared customers.

•Global system integrators are certified implementation consultants that bring a full suite of capabilities to help our customers accelerate Unified-CXM and drive net new ARR: Deloitte and Accenture.

•Regional system integrators offer local service and language support: HGS Digital, Mindtree, Thundercat Technology, Techvista, Veripark, Arena Analytics, Carahsoft, ThinkInnovation and many more.

•Agencies are media, creative and PR companies trained to co-sell our Unified-CXM platform and its benefits: Publicis Group, Omnicom Group, Havas, Golin, Dentsu, Fleishman Hillard, IPG and WPP.

•Technology and Cloud partners are go-to-market partners that help brands connect Sprinklr to third-party software systems to enhance crucial business processes: Adobe, AWS, Microsoft, Oracle, SAP, ServiceNow and Google.

•Social Channel Partners work with Sprinklr to help centralize marketing, advertising, research, customer care, engagement and sales in a single, unified platform: Twitter, Facebook, Instagram, WhatsApp, LinkedIn, Pinterest and many others.

Services

We believe that technology, no matter how powerful or well designed, is only as good as the people and processes that complement it. Our foremost goal through our suite of professional services is to ensure that customers consistently find a return on investment and reach new levels of success as a business. We apply the right mix of advisory and hands-on support across people and process optimization to make sure customers are successful in their digital transformation journey.
Through our Implementation, Training and always-on Managed Services, we ensure that our customers realize value from Day 1 and throughout the Sprinklr journey. Our global, certified implementation consultants design, configure, educate and empower customers. Our teams provide a mix of virtual and instructor-led sessions to enable customers to become platform champions, while our Managed Services consultants are the long-term partners who help provide continuous platform optimization, consultancy and coaching to ensure that customers maximize the benefits of Sprinklr.

Customer Success

At Sprinklr, realizing value for our customers is at the heart of everything we do. Our Customer Success team is a critical partner in achieving our customers’ business outcomes through Sprinklr. Sprinklr Customer Success has a formal and value-based delivery system that includes, among other processes:

•The Day 0 Meeting is designed to confirm the value the key customer stakeholders are looking to achieve as the account transitions from the pre-sales to the post sales motion. The meeting confirms the use cases that support the value, the metrics associated to those use cases, and locks in commitment from the stakeholders on the deployment and the customer’s Success Engagement Process.
•The VRCI (Value Realization Check In) is designed to be a regular touch base, bi-weekly or as appropriate, in which we, collaboratively, identify and coordinate issue resolution; measure value realized to date through embedded use-case-based, value realization dashboards; and continually align the Sprinklr platform with our customers’ desired business outcomes and priorities.
•The EBR (Executive Business Review) is designed to be a more strategic meeting with executive representation on both sides, where alignment is discussed, along with a roadmap, and corporate and strategic objectives. These are done at an appropriate cadence to ensure that at no point is there a question as to the business value Sprinklr is bringing. We collaboratively work with our customers to ensure that targets are hit and recommendations are discussed on how to excel, based on best practices and industry expertise.
•The CHI (Customer Happiness Index) is a core internal metric for success at Sprinklr. Much like our Employee Happiness Index and Product Happiness Index, we continuously survey and monitor a simple metric of customer happiness on a scale of 1-10. This informal survey serves as an opportunity for continued engagement with our customers, but not a formal measure of our ongoing performance.
•The CDAP (Customer Delight Assurance Program) applies when our strategic customers’ CHI falls, or consumption begins to trend downward. Through this process we have an executive review, escalate support and provide product focus to ensure customer retention and satisfaction.

Competition

CXM is a rapidly developing, fragmented and competitive category of enterprise software. We believe that we are the only platform that completely addresses the complex Unified-CXM needs of enterprise-scale organizations. Certain features of our platform, however, compete in various segments of the overall experience management market. Our competitors, including, but not limited to, HubSpot, Qualtrics, Sprout Social, LivePerson, and Zendesk, mainly consist of consumer-grade point solutions in the following categories:

•experience management solutions, including social media management solutions;

•home-grown solutions and tools;

•adjacent CXM solutions such as social messaging;

•customer care and support solutions;

•traditional marketing, advertising and consulting firms; and

•CRM and ERP solutions.

We expect competition as industry trends continue to favor the adoption of modern channels and the digital transformation of CXM. The key differentiators for CXM offerings include:

•product features, quality, functionality and design;

•AI capabilities;

•strength of product vision and rapidity of innovation;

•strong ecosystem of third-party integrations;

•accessibility across several devices, operating systems and applications;

•ease of use;

•overall platform experience;

•governance, security and privacy;

•return on investment and scalable pricing;

•corporate reputation and awareness of our brand;

•strength of sales and marketing efforts;

•proven track record of execution and business value realization at enterprise scale; and

•strength of post-sale support and customer success.

We believe that we compete favorably with respect to all these factors. However, we realize that many competitors may have competitive advantages over us, including greater brand recognition and name, longer operating histories, greater market penetration in adjacent industries, larger and more established customer bases, larger sales forces and marketing budgets, and access to significantly greater financial, human, technical and other resources. Due to the rapid pace of development of our market, it is possible that new entrants with competitive solutions and substantial resources could introduce new products and services that disrupt our market and more acutely meet the needs of our customers and prospective customers. The market in which we participate is new and rapidly evolving, and if we do not compete effectively, our results of operations and financial condition could be harmed.

Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements and invention assignment agreements to establish and protect our intellectual property and proprietary rights. We seek to protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how and brand, by relying on a combination of federal, state and common law rights in the United States and other jurisdictions, as well as on contractual measures. However, these laws, agreements and procedures provide only limited protection. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our platform and solutions are larger contributors to our success in the marketplace.

As of January 31, 2022, we owned 30 issued U.S. patents and 15 pending or provisional U.S. patent applications. These patents and patent applications seek to protect our proprietary inventions relevant to our business.

We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and solution names, taglines and logos in the United States and certain other jurisdictions to the extent we determine appropriate and cost-effective. We also have common law rights in certain unregistered trademarks that were established over years of use. In addition, we have registered domain names for websites that we use in our business, such as Sprinklr.com, and similar variations. We have also registered “Sprinklr” as a trademark in the United States and various foreign jurisdictions.

Despite our efforts to protect our intellectual property and proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent unauthorized parties from obtaining, copying, accessing, using or reverse engineering our software, technology and other proprietary information. For more information regarding the risks relating to intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property.”

Regulatory Matters

We are subject to a variety of laws, rules and regulations in the United States and internationally, including laws regarding data privacy, protection, security, retention, consumer protection, accessibility, sending and storing of electronic messages (and related traffic data where applicable), intellectual property, human resource services, employment and labor laws, workplace safety, consumer protection laws, anti-bribery and anti-corruption laws, import and export controls, immigration laws, federal securities laws and tax regulations, all of which are continuously evolving and developing. The manner in which existing laws and regulations are applied to

SaaS businesses, whether they apply to us at all, and how they may relate to our business in particular, both in the United States and internationally, often are unclear. For example, we sometimes cannot be certain which laws will be deemed applicable to us given the global nature of our business and the nature of our services and operations, including with respect to such topics as data privacy, security and protection, pricing, advertising, taxation, content regulation and intellectual property ownership and infringement.

In addition, regulatory authorities around the world have implemented or are considering implementing a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection, data collection, content regulation, cybersecurity, government access to personal data and private data, and other matters that may be applicable to our business. More countries are enacting and enforcing laws related to the appropriateness of content and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows and evolves, as an increasing portion of our business shifts to mobile, and as our solutions are used in a greater number of countries and by additional groups, we will become subject to laws and regulations in additional jurisdictions. For additional information, see “Risk Factors—Risks Related to Litigation, Regulatory Compliance and Government Matters" and “ —Risks Related to Information Technology and Cybersecurity.”

Human Capital Management

As of January 31, 2022, we had 3,245 employees. Of these employees, 933 are based in the United States and 2,312 are based internationally, including 1,580 in India. We have a significant percentage of our development talent based in India and have had a very strong presence in India for the last decade. We believe this is a competitive advantage for us as we have access to a strong and deep bench of talent at a significant cost advantage to comparable talent elsewhere in the world. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good and we have not experienced any work stoppages.

Our Culture

Building a culture where everyone is happier and can thrive personally and professionally at Sprinklr is the cornerstone of our philosophy.

We create an environment of happier employees by building a values-based culture with rich communications, manager and employee action planning, competitive pay and benefits, and a culture where all employees feels like they belong and are valued. We recruit, retain and invest in the development of the best talent in the world.

A strong culture is a barometer of business success and we have developed a deliberate culture based on our roadmap that we have named “The Sprinklr Way” — our way of working, living and being. All employees are introduced to The Sprinklr Way by our CEO on their first day of orientation, known as our “Splash” session. The Sprinklr Way provides the framework for leadership, behaviors and values, and is composed of our Cultural Aspiration; Core Beliefs; Core Values; Leadership Expectations and Operating Principles.

In addition to the Sprinklr Way, the company invests and focuses on the following initiatives that build trust and happiness across all regions:

•Employee Delight Assurance Program (EDAP): EDAP is part of our company operating rhythm and consists of the following three components: Goals Planning process; Employee Happiness Index; and Learn2Grow plans. Through this quarterly process, managers invest in thoughtful 1:1 meeting time with their direct reports to ensure alignment and progress to goals and priorities (called W2HMO); engage in rich discussion on how managers and direct reports can work together on three priorities to increase individual happiness (and record the score on a happiness scale of 1-10); and develop and implement a personal learning plan for each team member. Our 24-4-U program gives all employees a day away from the office to focus on the personal or professional development of their choice. The documented EDAP process has driven increased operational effectiveness, provided clearer understanding of accountabilities, and driven quarter-over-quarter improvements in employee happiness. These metrics used as part of EDAP serve as an opportunity for continued engagement with our employees, but not a formal measure to evaluate employee compensation.

•We Belong: At Sprinklr, our goal is to ensure that all employees feel like they belong and are operating in a judgment-free zone regardless of gender, race, ethnicity, age, and lifestyle preference, among others. We value and celebrate our sense of belonging and fervently believe that every employee matters, and should be respected, listened to, and have opportunities to contribute to the magic of Sprinklr. We have taken action to support social justice and deliver training in diversity, inclusion and unconscious bias. “We Care” teams around the world encourage inclusivity and serve as resource groups for our employees. Approximately 33% of our employees are women, and women represent approximately 13% of our leadership team (vice president and above) and nearly 22% of our board of directors. Additionally, approximately 29% of our U.S.

employees are racially or ethnically diverse and, in 2021, approximately 31% of our new hires were racially or ethnically diverse.

•Recognition: Our peer recognition program allows all employees to recognize a colleague for living one or more aspects of The Sprinklr Way anytime they see the right behaviors in action. Hundreds of recognitions have been awarded around the world for everything from collaboration, to living our Core Values.

•Wellbeing: Our comprehensive Wellbeing program is another way we invest in our employees, designed to keep our employees rejuvenated and happy throughout their career journey at Sprinklr. A special certification program advances their proficiency in important areas like mindfulness and relaxation. Our interactive Wellbeing platform offers captivating opportunities to participate in a range of healthy eating, mental, financial and physical challenges — all on the way to each of us becoming our healthiest self.

•Giving Back: Our employees around the world have a deep and passionate sense of community and give back in extraordinary ways. Our giving initiatives — under the umbrella of “Sprinklr Cares” — sponsor relief efforts around the world and give employees the opportunity to contribute to their personal causes. Among other benefits, Sprinklr Cares enables charitable donations when employees recruit new talent and allows for organized volunteer opportunities. Our 24-4-Others program awards employees a day away from the office to give their time and expertise to meaningful organizations and to help those less fortunate.

•We have subscribed to the Pledge 1% movement and from time to time may fund this commitment in a variety of ways, including issuing shares of our capital stock, which, in the aggregate, we do not expect to exceed 1% of our outstanding capital stock. If we determine to issue shares of our capital stock as part of our Pledge 1% donation, we may incur a non-cash expense in the quarter that we issue such shares equal to the fair value of the shares of our common stock issued. The pledge strengthens our social responsibility initiatives through inclusion efforts with community partners, empowering volunteerism, and support for nonprofits.

Compensation and Benefits

We consider a number of measures and objectives in managing our human capital assets, including, among others, employee engagement, development, and training, talent acquisition and retention, employee safety and wellness, diversity and inclusion, and compensation and pay equity. We provide our employees with salaries and bonuses intended to be competitive for our industry and geographic locations, opportunities for equity ownership, development programs that enable continued learning and growth and a robust benefits package to promote well-being across all aspects of their lives, including health care, retirement planning and paid time off. In addition, we have conducted employee surveys to gauge employee engagement and identify areas of future focus for our human capital practices and benefits offerings.

Corporate Information

We were incorporated in Delaware in August 2011. Our principal executive offices are located at 29 West 35th Street, New York, New York 10001, and our telephone number is (917) 933-7800. Our website address is www.sprinklr.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Form 10-K, and you should not consider information on our website to be part of this Form 10-K.

Available Information

Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendment to these reports are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.sprinklr.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the related notes. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our Class A common stock could decline and stockholders may lose all or part of their investment.

Summary of Selected Risk Factors Associated with Our Business

The following is only a summary of the principal risks associated with an investment in our Class A common stock. Material risks that may adversely affect our business, financial condition or results of operations include, but are not limited to, the following:

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

•We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

•We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if other control deficiencies are identified, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our ability to operate our business and investors’ views of us and, as a result, the value of our Class A common stock.

•Our stock price may be volatile, and the value of our Class A common stock may decline.

•Our directors, executive officers and holders of 5% or more of our Class B common stock are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.

Risks Related to Our Growth and Capital Requirements

Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

Our revenue was $492.4 million and $386.9 million for the years ended January 31, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have incurred significant net losses in recent years, including net losses of $111.5 million and $38.0 million for the years ended January 31, 2022 and 2021, respectively. We had an accumulated deficit of $441.6 million as of January 31, 2022. We expect that our costs will increase over time and our losses will continue, as we expect to invest significant additional funds in our business and incur costs relating to operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:

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

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally, sell subscriptions in more than 60 countries, and have established subsidiaries in Australia, Brazil, Canada, China, Denmark, Dubai, France, Germany, India, Italy, Japan, Netherlands, Singapore, South Korea, Spain, Switzerland and the United Kingdom. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We also have experienced significant growth in the number of enterprises, end users, transactions and amount of data that our Unified-CXM platform and our associated hosting infrastructure support. Our number of customers has grown from 1,014 as of January 31, 2021 to 1,166 as of January 31, 2022, an increase of 15%.

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

Risks Related to Our Business and Industry

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

In addition, we expect that an increasing focus on customer satisfaction and the growth of various communications channels and new technologies will profoundly impact the market for Unified-CXM solutions. We believe that enterprises increasingly are looking for flexible solutions that bridge across traditionally separate systems for experience management, marketing automation and customer relationship management. If we are unable to meet this demand to manage customer experiences through flexible solutions designed to address a broad range of needs, or if we otherwise fail to achieve more widespread market acceptance of our Unified-CXM platform, our business, results of operations, financial condition and growth prospects may be adversely affected.

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

The expansion of the CXM market depends on a number of factors, including awareness of the Unified-CXM category generally, ease of adoption and use, cost, features, performance and overall platform experience, data security and privacy, interoperability and accessibility across devices, systems and platforms and perceived value. If Unified-CXM solutions do not continue to achieve market acceptance, or if there is a reduction in demand for Unified-CXM solutions for any reason, including a lack of category or use case awareness, technological challenges, weakening economic conditions, data security or privacy concerns, competing technologies and products or decreases in information technology spending, our business, results of operations and financial condition may be adversely affected.

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

Our customer renewal rates, as well as the rate at which our customers expand their use of our Unified-CXM platform, may decline or fluctuate as a result of a number of factors, including the customers’ satisfaction with our Unified-CXM platform, defects or performance issues, our customer and product support, our prices, mergers and acquisitions affecting our customer base, the effects of global economic conditions, the entrance of new or competing technologies and the pricing of such competitive offerings or reductions in the enterprises’ spending levels for any reason. If our customers do not renew their subscriptions, renew on less favorable terms or reduce the scope of their subscriptions, our revenue may decline and we may not realize improved results of operations from our customer base, and, as a result, our business and financial condition could be adversely affected.

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

In the ordinary course of our business, we may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) proprietary and confidential data, including personal data, intellectual property, and trade secrets (collectively, confidential information). Use of our Unified-CXM platform also involves processing our customers’ information, including personal data regarding their customers or employees. We may rely upon third-party service providers and technologies to operate critical business systems to process confidential information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. While we require our third-party service providers who process confidential information on our behalf to meet certain security requirements, our ability to monitor these third parties’ information security practices is limited, and these third parties may not have, or continue to have, adequate information security measures in place. We may share or receive confidential information with or from third parties.

We have in the past and may in the future be subject to cybersecurity attacks by third parties seeking unauthorized access to our or our customers’ confidential information or to disrupt our ability to provide our Unified-CXM platform. While we have taken steps to protect the security of the confidential information that we handle, the Unified-CXM platform and our systems, there can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. Our security measures or those of our third-party service providers could fail and result in unauthorized access to or use of our Unified-CXM platform or unauthorized, accidental or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers’ confidential data, including personal data.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our Unified-CXM platform and our services. We may expend significant resources or modify our business activities to try to protect against security incidents.

Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and confidential information. Furthermore, because data security and privacy is a critical competitive factor in our industry, we make numerous statements in our privacy policies and terms of service, through our certifications to certain industry standards and in our marketing materials providing assurances about the security of our Unified-CXM platform, including detailed descriptions of security measures we employ. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even through circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings by the U.S. Federal Trade Commission, federal, state and foreign regulators, our customers and private litigants, which could adversely affect our business, reputation, results of operations and financial condition.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our Unified-CXM platform, deter new customers from using our Unified-CXM platform, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

As we grow and continue to add new third-party data centers and cloud computing providers and expand the capacity of our existing third-party data centers and cloud computing providers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our Unified-CXM platform. Any damage to, or failure of, our systems, or those of our third-party data centers or cloud computing providers or the systems of a customer that hosts our software in their private cloud, could result in interruptions on our Unified-CXM platform or damage to, or loss or compromise of, our data and our customers’ data, including personal data. Any impairment of our or our customers’ data or interruptions in the functioning of our Unified-CXM platform, whether due to damage to, or failure of, third-party data centers, cloud computing providers or the cloud computing providers of our customers or unsuccessful data transfers, may reduce our revenue, result in significant fines, cause us to issue credits or pay penalties, subject us to claims for indemnification and other claims, litigation or disputes, result in regulatory investigations or other inquiries, cause our customers to terminate their subscriptions and adversely affect our reputation, renewal rates and our ability to attract new customers. Our business will also be harmed if our existing and potential customers believe that our Unified-CXM platform is unreliable or not secure.

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

We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business, including technology companies whose products integrate with ours. Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technologies or products, could adversely affect our relationships with our customers, damage our brand and reputation and result in delays or difficulties in our ability to provide our Unified-CXM platform. We also rely on the availability and accuracy of various forms of client feedback and input data, including data solicited via survey or based on data sources across modern channels, and any changes in the availability or accuracy of such data could adversely impact our business and results of operations and harm our reputation and brand. In some cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to application programming interfaces (“APIs”) and data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable. We cannot accurately predict the potential impact of the termination of any of our agreements with social media networks and other data providers, including the impact on our access to the related APIs. There can be no assurance that following any such termination we would be able to maintain the current level of functionality of our platform in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations. In particular, Twitter provides us with certain data that supports our Unified-CXM platform pursuant to an agreement that expires on February 28, 2025. If our agreement with Twitter expires, is not renewed on the same or similar terms or at all, or if it is terminated for our failure to perform our obligations thereunder, we may not be able to provide the same level of Unified-CXM insights to our customers and our business, results of operations and financial condition may be materially and adversely affected.

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

Our top 10 customers accounted for 14% and 19% of our subscription revenue in fiscal years ended January 31, 2022 and 2021, respectively. The majority of our customer base consists of large enterprises, many of which have high subscription amounts to our Unified-CXM platform. For all periods presented, we have relied on sales of our Unified-CXM platform to large enterprises for a significant majority of our revenue. Accordingly, the loss of any one of our customers could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our Unified-CXM platform or use our Unified-CXM platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.

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

Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the COVID-19 pandemic. COVID-19, including variants of COVID-19, has reached across the globe, resulting in the implementation of significant governmental measures, including lockdowns, closures, quarantines, occupancy limits and travel bans intended to control the spread of the virus. We have adjusted our policies to allow our New York City headquarters employees to work remotely on an optional basis, which may lead to decreased workforce productivity and business disruptions. We have had to expend, and expect to continue to expend, significant time, attention, and resources to respond to the COVID-19 pandemic and associated global economic uncertainty, including to develop and implement internal policies and procedures and track changes in laws and government guidelines and restrictions. The remote working environment may also create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships. Over time, such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment could negatively impact our marketing efforts, our ability to enter into customer and business development contracts in a timely manner, our international expansion efforts, and our ability to recruit and retain employees across the organization.

To the extent that these restrictions remain in place or are reinstated, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there potentially could be an adverse impact on global economic conditions, which could materially and adversely impact our customers through reduced consumer demand for their products and services, which could in turn negatively impact our customers’ willingness to enter into or renew contracts with us. For example, certain of our hospitality clients initially reduced their level of service with us as a result of reduced consumer demand for their services.

The pandemic also may adversely affect our employees, and our employees’ productivity. The direct effect of the virus and the disruption on our employees and operations, the spread of variants of COVID-19, and the slow rollout-of mass vaccinations for COVID-19 may materially and adversely impact our business, results of operations and financial condition. While at this time we are working to manage and mitigate potential disruptions to our operations, the fluid nature of the pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which may harm our business, results of operations and financial condition. We cannot predict how the COVID-19 pandemic, including with respect to variants of COVID-19, will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic or the effects thereof may have longer term unanticipated impacts on our business.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, Russia’s recent military invasion of Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced marketing budgets for our customers and potentially less demand for our platform. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these individuals in locations where we maintain offices is intense, especially for hiring experienced software engineers and sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Furthermore, we are limited in our ability to recruit internationally by restrictive domestic immigration laws. Finally, we and certain of our competitors and peers within our industry, and firms more generally, have experienced greater than usual employee turnover in recent years. If we fail to attract new personnel or fail to identify, retain and motivate our current employees, our business and future growth prospects could be adversely affected.

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

A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our Unified-CXM platform. For each of the years ended January 31, 2022 and 2021, our research and development expenses were at least 10% of our revenue. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.

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

We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in Unified-CXM is critical to our relationships with our existing customers and key employees and to our ability to attract new customers and talented personnel. The successful promotion of our brand depends on a number of factors, including the effectiveness of our marketing efforts, our ability to continue to develop a high-quality platform, our ability to provide reliable services that continue to meet the needs of our customers, our ability to maintain our customers’ trust and our ability to successfully differentiate our Unified-CXM platform from competitive solutions, which we may not be able to do effectively. We do not have sufficient operating history to know whether our brand promotion activities will ultimately be successful or yield increased revenue, and, if they are not successful, our business may be adversely affected. Any unfavorable publicity of our business or platform generally, for example, relating to our privacy practices, terms of service, service quality, litigation, regulatory activity, the actions of our employees, partners or customers or the actions of other companies that provide similar solutions to us, all of which can be difficult to predict, could adversely affect our reputation and brand. In addition, independent industry analysts often provide reviews of our Unified-CXM platform, as well as solutions offered by our competitors, and our brand and perception of our Unified-CXM platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive compared to those of our competitors’ solutions, our brand and market position may be adversely affected. It also may be difficult to maintain and enhance our brand as we expand our marketing and sales efforts through channel or strategic partners.
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

Identifying and negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. We cannot predict the number, timing or size of these transactions. Our prior acquisitions have been relatively small, and we are relatively inexperienced in effectively implementing another business with our own. Consequently, these transactions, even if announced, may not be completed. The risks we face in connection with these transactions include:

•the issuance of additional equity securities that would dilute our existing stockholders and adversely affect the value of our Class A common stock;

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

The occurrence of any of these risks could have an adverse effect on our business, results of operations and financial condition. In addition, our entry into any future acquisition, investment or business relationship may be prohibited by the terms of our credit facilities. In March 2020, we entered into the Waiver and Fourth Amendment to Credit Agreement, as amended (the “SVB Credit Facility”), with Silicon Valley Bank (“SVB”). The SVB Credit Facility restricts our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest.

Our international sales and operations, including our planned business development activities outside of the United States, subject us to additional risks and challenges that can adversely affect our business, results of operations and financial condition.

During the year ended January 31, 2022, approximately 36% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.

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

•changes in a specific country’s or region’s political or economic conditions, including in the United Kingdom as a result of the United Kingdom exiting the European Union;

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

We currently do not maintain a program to hedge transactional exposures in foreign currencies, but intend to so in the near future. The future use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition.

The terms of the SVB Credit Facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Under the terms of the SVB Credit Facility, we can borrow up to $50.0 million under a revolving credit loan facility. The SVB Credit Facility contains customary affirmative and negative covenants that either limit our ability to, or, if we make future draws, require a mandatory prepayment in the event we, incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements and enter into various specified transactions. As a result, we may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lender or prepay any outstanding amount under the SVB Credit Facility. The SVB Credit Facility also contains certain financial covenants, including minimum revenue and cash balance requirements, and financial reporting requirements. Our obligations under the SVB Credit Facility are secured by substantially all of our property, with limited exceptions, including our intellectual property. We may not be able to generate sufficient cash flow or sales to meet our financial covenants or, if we make future draws, pay the principal and interest under the SVB Credit Facility. Furthermore, if we made a subsequent draw, our future working capital, borrowings or equity financings could be unavailable to repay or refinance the amounts outstanding under the SVB Credit Facility. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full. Any declaration by our lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

As of January 31, 2022, we did not owe any principal or accrued interest under the SVB Credit Facility. However, it is possible that we will in the future draw down on the SVB Credit Facility or enter into new debt obligations. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the SVB Credit Facility, we may be required to repay any outstanding amounts earlier than anticipated. If for any reason we become unable to service our debt obligations under the SVB Credit Facility, or any new debt obligations that we may enter into from time to time, holders of our common stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.

Unfavorable conditions in our industry or the economy more generally or reductions in information technology spending could limit our ability to grow our business and adversely affect our results of operations and financial condition.

Our results of operations may vary based on the impact of changes in our industry or the economy more generally on us or our customers and potential customers. This risk is presently heightened by the uncertain economic impact of the ongoing COVID-19 pandemic. Our business and results of operations depend on demand for information technology generally and for Unified-CXM solutions in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the United States or internationally, including resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemics (such as the COVID-19 pandemic), political turmoil, natural disasters or catastrophes or geopolitical tensions, such as Russia’s recent incursion into Ukraine, could cause a decrease in business investments, including spending on information technology generally. To the extent that weak economic conditions cause our existing customers or potential customers to reduce their budget for Unified-CXM solutions or to perceive spending on such systems as discretionary, demand for our Unified-CXM platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, results of operations and financial condition.

Further, we rely on our network and third-party infrastructure, enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services and sales activities. In the event of a catastrophic event, including a natural disaster such as an earthquake, hurricane, fire, flood, tsunami or tornado, or other catastrophic event such as power loss, market manipulation, civil unrest, supply chain disruptions, armed conflict, computer or telecommunications failure, cybersecurity issues, human error, improper operation, unauthorized entry, break-ins, sabotage, intentional acts of vandalism and similar misconduct, war, terrorist attack or incident of mass violence in any geography where our operations or data centers are located or where certain other systems and applications that we rely on are hosted, we may be unable to continue our operations and may endure significant system degradations, disruptions, destruction of critical assets, reputational harm, delays in our application development, breaches of data security and loss of critical data, all of which could have an adverse effect on our future results of operations. We also rely on our employees and key personnel to meet the demands of our customers and run our day-to-day operations. In the event of a catastrophic event, the functionality of our employees could be negatively impacted, which could have an adverse effect on our business, financial condition and results of operations. In addition, natural disasters, cybersecurity attacks, market manipulations, supply chain disruptions, acts of terrorism or other catastrophic events could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole.

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

Risks Related to Our Intellectual Property

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

Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of January 31, 2022, we owned 30 U.S. issued patents and 15 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.

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

There is considerable patent and other intellectual property development activity in our industry and companies in the technology industry frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our future success depends in part on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others. From time to time, we have received and may in the future receive claims from third parties, including our competitors, alleging that our Unified-CXM platform and underlying technology infringe, misappropriate or otherwise violate such third party’s intellectual property rights, including their trade secrets, and we may be found to be infringing upon such rights. For example, on February 25, 2022, we agreed to settle all outstanding claims with Opal Labs Inc. (“Opal”) with respect to Opal’s complaints alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act, among other claims, and, on March 1, 2022, the court dismissed those claims with prejudice. For more information, see Note 9, Commitments and Contingencies, Legal Matters, to our consolidated financial statements included elsewhere in this Form 10-K.

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

Any litigation also may involve patent holding companies or other adverse patent owners that have no relevant solution revenue, and, therefore, our patent portfolio may provide little or no deterrence, as we would not be able to assert our patents against such entities or individuals. Such “non-practicing entities” and other intellectual property rights holders may attempt to assert intellectual property claims against us or seek to monetize the intellectual property rights they own to extract value through licensing or other settlements. We have in the past and may in the future be requested to and/or obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses or refund subscription fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our technology or intellectual property, with or without merit, could be unpredictable, costly and time-consuming, and divert significant resources and the attention of our management and other employees from our business operations. Such disputes also could disrupt our Unified-CXM platform and products, which would adversely impact our client satisfaction and ability to attract customers. In the case of infringement, misappropriation or other violation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation.

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

Risks Related to Litigation, Regulatory Compliance and Governmental Matters

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act and other anticorruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The FCPA, U.K. Bribery Act and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents. In addition to our own sales force, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA, U.K. Bribery Act or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a decline in the market price of our Class A common stock or overall adverse consequences to our reputation and business, all of which may have an adverse effect on our results of operations and financial condition.

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
In addition, government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt or increase the cost of our customers’ use of our Unified-CXM platform, which could negatively impact our business. In December 2017, the Federal Communications Commission (“FCC”), voted to repeal its “net neutrality” Open Internet rules, effective June 2018. The rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. The FCC’s new rules, which took effect on June 11, 2018, repealed the neutrality obligations imposed by the Open Internet rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or harm our business. A number of parties have appealed this order, which is currently being reviewed by the United States Court of Appeals for the Federal Circuit. Should the net neutrality rules be relaxed or eliminated, we could incur greater operating expenses or our customers’ use of our Unified-CXM platform could be adversely affected, either of which could harm our business and results of operations.

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

Risks Related to Information Technology and Cybersecurity

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) proprietary and confidential data, including personal data, intellectual property, and trade secrets (collectively, confidential information). Additionally, our customers can utilize our Unified-CXM platform to use, collect, manage, store, transmit and otherwise process confidential information of their employees, customers and partners. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of confidential information by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and includes a private right of action for certain data breaches. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy and security laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. While Virginia and Colorado’s new laws shares similarities with the CCPA and CPRA, these laws, as well as other similar state or federal laws and other future changes in laws or regulations relating to data privacy and security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant, may result in further uncertainty with respect to data privacy and security issues, and will require us to incur additional costs and expenses in an effort to comply. The enactment of such laws has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to personal data than federal, international or other state laws, which may complicate compliance efforts. The federal government is also considering comprehensive privacy legislation. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services.

Furthermore, we may be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the General Data Protection Regulation (“GDPR”), took effect in the EU on May 25, 2018. Notwithstanding the withdrawal of the United Kingdom (“UK”), from the EU, by operation of the so-called UK GDPR, the GDPR continues to apply in substantially equivalent form to processing operations carried out in the context of UK-related processing—so, when we refer to the GDPR, we are also making reference to the UK GDPR in the context of the UK, unless the context requires otherwise. The GDPR increased covered businesses’ data privacy and security obligations and imposed stringent data privacy and security requirements, including, for example, detailed notices about how such businesses process personal data, the implementation of security measures, mandatory security breach notification requirements, contractual data protection requirements on data processors and limitations on the retention of records of personal data processing activities. In addition, analysis of certain concepts that are fundamental to GDPR compliance are highly complex and open to subjective interpretation—particularly so in respect of processing that occurs in complex, multi-party ecosystems such as those in which we operate our business. For example, in contexts such as these, classification of an organization as a processor, controller or joint controller—which is foundational to determining the nature of that organization’s compliance obligations—requires a subjective analysis of the factual circumstances at hand on a case-by-case basis, which may be open to divergent and/or contradictory conclusions. If we have not, or are perceived to have not, properly determined whether we act as a processor, controller or joint controller in any given context this could require us to incur significant costs to restructure our operations and/or may result in material noncompliance with the GDPR. Noncompliance with the GDPR carries fines of up to the greater of €20 million or 4% of global annual revenue and can result in data processing bans and other administrative penalties, together with associated damage to our reputation. The GDPR also allows EU member states and the UK to introduce further conditions, including limitations, and make their own laws and regulations further limiting the processing of ‘special categories of personal data,’ including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to collect, use and share EU or UK personal data, and could cause our compliance costs to increase. Many member states and the UK have introduced such further limitations and more could do so in the future, which could ultimately have an adverse impact on our business and harm our business and financial condition. Our efforts to maintain compliance with GDPR requirements have required significant time and resources, including a review of our technology and systems against its requirements.

The application of the EU’s GDPR alongside the UK’s version of the GDPR exposes us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The relationship between the UK and the EU in relation to certain aspects of data protection law remains in flux. On June 28, 2021, the European Commission adopted an ‘adequacy finding’ that recognized that the UK’s data protection framework, which aligns with that of the GDPR, was an adequate data protection regime to allow data transfers from the EU to the UK to continue (with the exception of data transfers for immigration control purposes). Notably, the European Commission’s adequacy finding has a sunset provision, which requires review of the determination after four years. The European Commission will be monitoring the UK’s data protection regime and may revoke its adequacy finding if at any point it determines that the UK has deviated from the requisite data protection level outlined in the adequacy finding.

The GDPR also prohibits the transfer of personal data from the EEA and the UK to the United States and most other countries unless an approved compliance mechanism has been implemented. On July 16, 2020, the Court of Justice of the European Union invalidated a primary compliance mechanism on which we relied for such transfers—the EU-U.S. Privacy Shield—and put pressure on alternative compliance mechanisms for cross-border transfers, such as Standard Contractual Clauses. In response to this decision, the European Commission released new Standard Contractual Clauses in June of 2021. These new Standard Contractual clauses are required in connection with all new contracts and new personal data operations beginning on September 27, 2021, and all existing contracts and personal data operations must be migrated to the new Standard Contractual Clauses by December of 2022. Any transfers under the GDPR that seek to rely on the European Commission’s Standard Contractual Clauses or similar approved-form ‘appropriate safeguards’ (such as the incoming UK ‘International Data Transfer Agreement’) require the parties to the transfer to comply with onerous obligations, such as conducting ‘transfer impact assessments’ to assess the laws of the country of destination and determine whether additional measures are needed to supplement such safeguards to protect the transferred personal data effectively. This requirement and continued guidance from relevant authorities may require us to take additional steps and re-assess data handling practices in connection with these changes, or potential future litigation. We may experience hesitancy, reluctance or refusal by European or multinational enterprises to use our services due to potential risk exposure to such enterprises relating to Europe’s cross-border data transfer requirements. We also may be required to incur significant costs and increase our foreign data processing capabilities in an effort to comply with evolving requirements, and there is no assurance that they will be successful.

Similarly, while the UK data protection regime currently permits data transfers from the UK to the EEA and other third countries covered by a European Commission adequacy decision, this is also subject to change in the future, and any such changes could have implications for our transfers of personal data from the UK. Furthermore, the UK government has now prepared certain UK specific international data transfer tools, including an International Data Transfer Agreement, which will take the place of or be needed to supplement the European Commission’s Standard Contractual Clauses. The adoption of these separate tools will necessitate the implementation of one of these UK specific tools alongside the Standard Contractual Clauses, which could require significant resources and result in significant cost to implement and manage.

European data privacy and security laws also require opt-in consent to send marketing emails or use cookies and similar technologies for advertising, analytics and other purposes – activities on which our products and marketing strategies rely. Enforcement of these requirements has increased, and a new regulation in the European Union, known as the ePrivacy Regulation, may make these requirements, as well as requirements around tracking technologies, such as cookies, more stringent and increase the penalties for violating them. Such restrictions could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our business.

Existing and future laws and evolving attitudes about data privacy and security may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our artificial intelligence algorithms.

Jurisdictions outside of the United States, the EU, and the UK also are passing more stringent data privacy and security laws, rules and regulations with which we may be obligated to comply. For example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais)(“LGPD”) (Law No. 13,709/2018), China’s Personal Information Protection Law (“PIPL”), and Japan’s Protection of Personal Information (“APPI”), impose strict requirements for processing personal data.

We continue to see jurisdictions imposing data localization laws, which require personal data, or certain subcategories of personal data, to be stored in the jurisdiction of origin. Specifically, Russia, China and India have passed or are in the process of passing laws that impose more stringent requirements on data privacy and which have, amongst other things, more stringent data localization requirements. These regulations may inhibit our ability to expand into those markets or prohibit us from continuing to offer services and/or collaborate with partners in those markets without significant additional costs.

In addition to our legal obligations, our contractual obligations relating to data privacy and security have become increasingly stringent due to changes in data privacy and security and the expansion of our service offerings. Certain data privacy and security laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.

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

With laws, rules, regulations and other obligations relating to data privacy and security imposing new and stringent obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if the third parties we work with, such as our vendors or third-party service providers, violate applicable laws, rules or regulations or our policies, such violations also may put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our third-party service providers to comply with our applicable internal and external policies or notices relating to data privacy or security, our contractual or other obligations to customers or other third parties, or any of our other legal obligations relating to data privacy or security, may result in governmental investigations or inquiries (which have occurred in the past and may occur in the future), enforcement actions, litigation, disputes or other claims, indemnification requests, restrictions on providing our services, claims or public statements against us by privacy advocacy groups or others, adverse press and widespread negative publicity, reputational damage, significant liability or fines and the loss of the trust of our customers, any of which could have a material adverse effect on our business, results of operations and financial condition.

The costs of compliance with, and other burdens imposed by, laws, rules, regulations and other obligations relating to data privacy and security applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to use, collect, manage, disclose, handle, store, transmit and otherwise process information from their employees, customers and partners, which could limit the use, effectiveness and adoption of our Unified-CXM platform and reduce overall demand. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption, effectiveness or use of our applications.

Risks Related to Tax and Accounting Matters

Our results of operations may be harmed if we are required to collect sales or other related taxes for subscriptions to our products and services in jurisdictions in which we have not historically done so.

Sales tax, value-added tax (“VAT”), goods and services tax (“GST”), and other similar transaction tax laws and rates differ greatly by jurisdiction and are subject to varying interpretations that may change over time. The application of these tax laws to services provided electronically is evolving. In particular, the applicability of sales taxes to our products and services in various jurisdictions is unclear.

Furthermore, an increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. The Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state or “economic nexus.” In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. Similarly, many non-U.S. jurisdictions have considered or adopted laws that impose value added, digital service, or similar taxes, on companies despite not having a physical presence in the non-U.S. jurisdiction.

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

Changes in tax law (including tax rates) could affect our future results of operations. Due to the expansion of our international business activity, any such changes could increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. The current or future U.S. presidential administration could propose or enact changes to U.S. tax laws that we cannot currently predict and that could materially affect our business, results of operations and financial condition. Additionally, the Organization for Economic Co-operation and Development (“OECD”) has released guidance covering various topics, including transfer pricing, country-by-country reporting and definitional changes to permanent establishment that could ultimately impact our tax liabilities as countries adopt the OECD’s guidance.

We are subject to tax examinations of our tax returns by the Internal Revenue Service (the “IRS”), and other domestic and foreign tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations and financial condition.

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

We have U.S. federal and state net operating loss (“NOL”) carryforwards as a result of prior period losses, some of which, if not utilized will begin to expire in fiscal year 2031 and fiscal year 2022, respectively, for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” its ability to use its pre-change net operating loss carryforwards to offset its post-change taxable income or tax liability may be limited. Such an “ownership change” generally occurs if there is a greater than 50 percentage point change (by value) in its equity ownership by one or more stockholders or groups of stockholders who own at least 5% of our stock over a three-year period. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal and state taxable income or tax liability may be subject to limitations, which could potentially result in increased future tax liability to us. Furthermore, under the current U.S. federal tax laws, the amount of net operating loss carryforwards from tax years beginning after December 31, 2017 that we are permitted to use in any taxable year beginning after December 31, 2020 is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. Under current U.S. federal tax laws, net operating losses are generally not permitted to be carried back to prior taxable years. There is also a risk that, due to regulatory changes, such as suspensions of the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our Class A common stock.

The preparation of our financial statements in conformity with United States generally accepted accounting principles (“GAAP”), requires management to make judgments, estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation expense, income taxes, goodwill and intangible assets.

Risks Related to Being a Public Company

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

As a public company, we have incurred and expect to continue to incur greater legal, accounting and other expenses than we incurred as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations of the SEC and the listing standards of the New York Stock Exchange. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. These rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. After we are no longer an “emerging growth company,” we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to shareholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. These increased costs and demands upon management could adversely affect our business, results of operations and financial condition.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing standards of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We also are continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting have been and may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting also could cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We currently are not required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and, therefore, are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if other control deficiencies are identified, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our ability to operate our business and investors’ views of us and, as a result, the value of our Class A common stock.

In connection with the preparation of our financial statements for the year ended January 31, 2022, we identified a material weakness in certain internal controls related to the implementation of ASU No. 2014-09, Revenue from Contracts with Customer (“ASC 606”) and the ongoing monitoring of costs to obtain customer contracts considered for capitalization. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the control deficiency described below could have resulted in a material misstatement of our annual or interim financial statements, we determined that this deficiency constitutes a material weakness.

We found that we did not design or maintain effective controls to identify costs to obtain customer contracts that should have been capitalized as part of the adoption of ASC 606 during the fiscal years ended January 31, 2021 and 2020, as well as the interim periods through the fiscal quarter October 31, 2021. Specifically, we did not have sufficient controls in place to ensure the completeness of costs that should be capitalized as part of the adoption of ASC 606, as well as the consistent application of our capitalization policy post-adoption.

We have initiated several steps to design and implement new controls to remediate this material weakness. These steps included (i) performing a quarterly completeness assessment on capitalizable costs to obtain customer contracts and (ii) conducting a formal review of the capitalized costs calculation by management with appropriate level of knowledge and expertise with ASC 606.

While we have designed and implemented new controls to remediate this material weakness, they have not been in operation for a sufficient period of time to demonstrate that the material weakness has been remediated. We cannot assure you that the measures we have taken to date will be sufficient to remediate the material weakness we identified or avoid the identification of additional material weaknesses in the future. The material weakness will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate. If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that our internal control deficiencies or others could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

The existence of any material weakness, including our existing material weakness regarding capitalization of costs to obtain customer contracts, or significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting also could result in errors in our financial statements that could present us from accurately or timely reporting our financial condition or results of operations, which may adversely affect our ability to operate our business and investors’ views of us and, as a result, the value of our Class A common stock.

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

An active public trading market for our Class A common stock may not be sustained.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of January 31, 2022 beneficially hold approximately 59% of our outstanding capital stock, but control approximately 93% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.

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

•general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of the ongoing COVID-19 pandemic and the Russian incursion into Ukraine; and

•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.

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

Our directors, executive officers and holders of 5% or more of our outstanding Class B common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 64.8% of the shares of our outstanding common stock as of January 31, 2022. As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our capital stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.

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

Our charter documents designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts are the exclusive forum for claims under the Securities Act, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in New York, NY, USA where we lease approximately 32,000 square feet of office space under a lease that expires in December 2023. We have other domestic offices, including San Francisco, Austin, and Portland, and international offices including London, Gurgaon, Bangalore, Paris, Singapore, Tokyo and Dubai. These offices are leased, and we do not own any real property. We believe that our current facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. Except as described in Note 9, Commitments and Contingencies, Legal Matters, to our consolidated financial statements included elsewhere in this Form 10-K, we are not aware of any legal proceedings that we believe could have, individually or in the aggregate, a material adverse effect on our business, results of operations, cash flows or financial position.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “CXM” since June 23, 2021. There currently is no established public trading market for our Class B common stock, but each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock and is automatically converted upon sale or transfer into one share of Class A common stock.

Holders of Record

As of January 31, 2022, there were 554 and 820 stockholders of record of our Class A and Class B common stock, respectively. We believe that a substantially greater number of beneficial owners hold shares through brokers, banks and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stock Performance Graph

The graph below shows the cumulative total return to our stockholders between June 23, 2021 (the first day on which our Class A common stock traded on the New York Stock Exchange) through January 31, 2022 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on June 23, 2021 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
$120.00
$100.00
$80.00
$60.00
06/23/21
07/31/21
10/31/21
01/31/22
Sprinklr, Inc.
S&P 500
S&P 500 Information Technology

The above performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Exchange Act, or the Securities Act.

Recent Sales of Unregistered Equity Securities

None.

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

All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256657) (the “Registration Statement”), which was declared effective by the SEC on June 22, 2021.

There has been no material change in the planned use of proceeds from our IPO from those disclosed in our final prospectus that forms a part of the Registration Statement and was filed with the SEC, pursuant to Rule 424(b)(4) under the Securities Act, on June 24, 2021.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

Sprinklr empowers the world’s largest and most loved brands to make their customers happier.

We do this with a new category of enterprise software – Unified Customer Experience Management (“Unified-CXM”) – that enables every customer-facing function across the front office, from Customer Care to Marketing, to collaborate across internal silos, communicate across digital channels, and leverage a complete suite of modern capabilities to deliver better, more human customer experiences at scale – all on one unified, AI-powered platform.

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

Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 60 countries and use our AI powered CXM platform in over 50 languages. As of January 31, 2022, we had 1,166 customers spanning organizations of a broad range of sizes and industries, including more than 50% of the Fortune 100 companies, compared to 1,014 customers as of January 31, 2021. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of January 31, 2022, we had 82 large customers compared to 65 as of January 31, 2021.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Remaining Performance Obligation

Remaining Performance Obligation ("RPO") represents contracted revenues that had not yet been recognized, and include deferred revenues and amounts that will be invoiced and recognized in future periods. The aggregate transaction price of RPO expected to be recognized as revenue were $586.4 million and $431.8 million as of January 31, 2022 and 2021, respectively.

Net Dollar Expansion Rate

We believe that net dollar expansion rate ("NDE") is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the prior 12-month period by (ii) subscription revenue from the same customers in the prior 12-month period. NDE, on a trailing 12-month basis, was 119.8% and 118.4% for the 12-month periods ending January 31, 2022 and 2021, respectively.

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

Subscription revenue consists primarily of fees from customers accessing our proprietary Unified-CXM platform, as well as related support services. Subscription revenue is generally recognized ratably over the related contract term beginning on the commencement date of each contract, which is generally the date our service is made available to customers. Our subscriptions typically have a term of one to three years with an average term of approximately 18 months. We generally invoice our customers in annual installments at the beginning of each year in the subscription period. Historically, we have experienced seasonality in our sales cycle, as a large percentage of our customers make their purchases in the fourth quarter of a given fiscal year and pay us in the first quarter of the subsequent year. This seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the applicable subscription agreement.

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

Results of Operations
Our historical results have been retroactively revised to reflect immaterial corrections related to capitalized costs to obtain customer contracts. These revisions ensure comparability across all periods reflected herein. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included elsewhere in this Form 10-K for more information regarding immaterial corrections to prior periods.
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Revenue:
Subscription	$427,713	$339,586	$278,459
Professional services	64,681	47,344	45,817
Total revenue:	492,394	386,930	324,276
Costs of revenue:
Costs of subscription (1)	89,896	77,033	77,796
Costs of professional services (1)	57,655	45,049	45,363
Total costs of revenue	147,551	122,082	123,159
Gross profit	344,843	264,848	201,117
Operating expenses:
Research and development (1)	60,591	40,280	32,481
Sales and marketing (1)(2)	286,963	185,797	163,994
General and administrative (1)	84,759	64,348	40,171
Litigation settlement	12,000	—	—
Total operating expenses	444,313	290,425	236,646
Operating loss	(99,470)	(25,577)	(35,529)
Other expense, net	(5,084)	(8,616)	(927)
Loss before provision for income taxes	(104,554)	(34,193)	(36,456)
Provision for income taxes	6,916	3,777	3,325
Net loss	(111,470)	(37,970)	(39,781)
Net loss attributable to redeemable noncontrolling interests	—	—	27
Net loss attributable to Sprinklr	(111,470)	(37,970)	(39,754)
Deemed dividend in relation to tender offer	—	(600)	—
Net loss attributable to Sprinklr common stockholders	$(111,470)	$(38,570)	$(39,754)

(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:
	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Cost of subscription	$1,794	$2,012	$156
Cost of professional services	2,448	1,658	357
Research and development	6,417	4,804	1,430
Sales and marketing	19,929	14,976	4,173
General and administrative	19,543	21,619	4,050
Stock-based compensation expense, net of amounts capitalized	$50,131	$45,069	$10,166

(2) Includes amortization of acquired intangible assets as follows:
	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Sales and marketing	$412	$626	$203
Amortization of acquired intangible assets	$412	$626	$203

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Revenue:
Subscription	87%	88%	86%
Professional services	13%	12%	14%
Total revenue:	100%	100%	100%
Costs of revenue:
Costs of subscription	18%	20%	24%
Costs of professional services	12%	12%	14%
Total costs of revenue	30%	32%	38%
Gross profit
Operating expenses:
Research and development	12%	10%	10%
Sales and marketing	58%	48%	51%
General and administrative	17%	17%	12%
Litigation settlement	2%	0%	0%
Total operating expenses	88%	75%	73%
Operating loss	(20)%	(7)%	(11)%
Other expense, net	(1)%	(2)%	0%
Loss before provision for income taxes	(21)%	(9)%	(11)%
Provision for income taxes	1%	1%	1%
Net loss	(23)%	(10)%	(12)%
Net loss attributable to redeemable noncontrolling interests	0%	0%	0%
Net loss attributable to Sprinklr	(23)%	(10)%	(12)%
Deemed dividend in relation to tender offer	0%	0%	0%
Net loss attributable to Sprinklr common stockholders	(23)%	(10)%	(12)%

Comparison of Fiscal Years Ended January 31, 2022, and 2021
Revenue

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Subscription	$427,713	$339,586	$88,127	26%
Professional services	64,681	47,344	17,337	37%
Total Revenues:	$492,394	$386,930	$105,464	27%
Total revenues increased $105.5 million, or 27%, in fiscal year 2022, compared to fiscal year 2021, and was comprised of an increase in subscription revenue of $88.1 million, or 26%, and an increase in professional services of $17.3 million, or 37%.
The increase in subscription revenue for the fiscal year 2022, compared to the fiscal year 2021, was due primarily to increased demand for our solutions from new customers and an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and the purchase of additional solutions within our platform.
The increase in professional services revenues for the fiscal year 2022, compared to the fiscal year 2021, was primarily due to an increase in enablement and managed services performed during the fiscal year 2022, compared to the fiscal year 2021.
Costs of Revenue and Gross Margin

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Costs of subscription revenue	$89,896	$77,033	$12,863	17%
Costs of professional services revenue	57,655	45,049	12,606	28%
Total costs of revenues	$147,551	$122,082	$25,469	21%
Gross margin - subscription	79%	77%
Gross margin - professional services	11%	5%

Total costs of revenues increased $25.5 million, or 21%, in fiscal year 2022, compared to fiscal year 2021, and was comprised of an increase in costs of subscription revenue of $12.9 million, or 17%, and an increase in costs of professional services of $12.6 million, or 28%.

Costs of subscription revenue was $89.9 million for the fiscal year 2022, compared to $77.0 million for the fiscal year 2021. The increase in cost of subscription revenue was due primarily to higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a $6.5 million increase in the costs to host our software platform, and a $3.7 million increase in our data costs, as well as a $1.8 million increase in personnel costs.
Costs of professional services were $57.7 million for the fiscal year 2022, compared to $45.0 million for the fiscal year 2021. The increase in cost of professional services was due primarily to increases in personnel costs of $9.9 million due to increased headcount of professional services employees and a $1.5 million increase in subcontractor costs.
Gross margin for subscription and professional services increased by 2 percentage points and 6 percentage points, respectively, primarily driven by the year-over-year growth in revenue.

Research and Development Expenses

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$60,591	$40,280	$20,311	50%
% of revenue	12%	10%

Research and development expenses increased $20.3 million, or 50%, in fiscal year 2022, compared to fiscal year 2021. The increase was primarily due to a $21.0 million increase in research and development personnel costs primarily due to increased headcount of research and development employees as we continue to add to and enhance our product, which included as $2.3 million increase in stock-based compensation, as well as a $1.0 million increase in software-related expenses. These increases were partially offset by a $3.2 million increase in research and development costs that were capitalized.
Sales and Marketing Expenses

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$286,963	$185,797	$101,166	54%
% of revenue	58%	48%

Sales and marketing expenses increased $101.2 million, or 54%, in fiscal year 2022, compared to fiscal year 2021. The increase was primarily due to a $60.5 million increase in personnel costs primarily due to increased headcount of sales and marketing employees to support growth, which included a $5.0 million increase in stock-based compensation, a $12.4 million increase in commissions expense associated with an increase in customer contracts and revenue growth, a $15.3 million increase in marketing expenses, a $3.6 million increase in software-related expenses, a $3.0 million increase in recruiting-related costs, $2.3 million increase in insurance costs and a $1.7 million increase in meetings and travel-related expenses.

General and Administrative Expenses

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$84,759	$64,348	$20,411	32%
% of revenue	17%	17%

General and administrative expenses increased $20.4 million, or 32%, in in fiscal year 2022, compared to fiscal year 2021. The increase was primarily due to a $11.3 million increase in general and administrative employee personnel costs, a $5.6 million increase in legal costs, as a result of costs incurred in connection with an outstanding legal matter and increased professional service costs as a result of becoming a public company, a $1.2 million increase in software-related costs, and a $0.8 million increase in travel-related costs.

Litigation Settlement

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Litigation settlement	$12,000	$—	$12,000	n/m
% of revenue	2%	—%

On February 25, 2022, we agreed to settle all outstanding claims with Opal Labs Inc. (“Opal”) with respect to Opal’s complaints alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act, among other claims, and the matter was dismissed with prejudice on March 1, 2022. The settlement was in the amount of $12.0 million, which we recorded as a one-time operating expense charge in fiscal year 2022.
Other Expense, net

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Other expense, net	$(5,084)	$(8,616)	$3,532	(41)%
% of revenue	(1)%	(2)%

Other expense, net decreased $3.5 million, or 41%, in fiscal year 2022, compared to fiscal year 2021. The decrease was primarily attributable to a $4.0 million decrease in foreign currency transaction losses.
Provision for Income Taxes

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$6,916	$3,777	$3,139	83%

Provision for income taxes increased $3.1 million, or 83%, in fiscal year 2022, compared to fiscal year 2021. The increase was related to higher foreign income tax liability on our non-U.S. subsidiaries and a reserve associated with uncertain tax positions for tax years that remain open for examination.

Comparison of Fiscal Years Ended January 31, 2021 and 2020
Revenue

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Subscription	$339,586	$278,459	$61,127	22%
Professional services	47,344	45,817	1,527	3%
Total Revenues:	$386,930	$324,276	$62,654	19%
Total revenues increased $62.7 million, or 19%, in the fiscal year 2021, compared to fiscal year 2020, and was comprised of an increase in subscription revenue of $61.1 million, or 22%, and an increase in professional services of $1.5 million, or 3%.
The increase in subscription revenue for the fiscal year 2021, compared to the fiscal year 2020, was due primarily to increased demand for our solutions from new and existing customers. Of the increase in subscription revenue for the fiscal year 2021, compared to the fiscal year 2020, approximately $40.9 million was attributable to existing customers and approximately $20.2 million was attributable to new customers. The increase in revenue from existing customers was driven by upgrades of current subscription solutions and the purchase of additional solutions within our platform.
We delivered a similar amount of professional services in the fiscal year 2021, compared to fiscal year 2020.
Costs of Revenue and Gross Margin

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Costs of subscription revenue	$77,033	$77,796	$(763)	(1)%
Costs of professional services revenue	45,049	45,363	(314)	(1)%
Total costs of revenues	$122,082	$123,159	$(1,077)	(1)%
Gross margin - subscription	77%	72%
Gross margin - professional services	5%	1%

Total costs of revenues decreased $1.1 million in the fiscal year 2021, compared to fiscal year 2020, and was comprised of a decrease in costs of subscription revenue of $0.8 million and a decrease in costs of professional services of $0.3 million.

Costs of subscription revenue was $77.0 million for the fiscal year 2021, compared to $77.8 million for the fiscal year 2020, a decrease of $0.8 million. The decrease in cost of subscription revenue was due primarily due to a reduction in the cost to host our software platform driven by economies obtained from renegotiating vendor contracts due to the scale of our business.

Our subscription gross margin increased by 5 percentage points in the fiscal year 2021, compared to fiscal year 2020 primarily as a result of increased revenue and cost savings from our third-party cloud infrastructure providers.
Costs of professional services was $45.0 million for the fiscal year 2021, compared to $45.4 million for the fiscal year 2020, a decrease of $0.3 million. Within cost of professional services revenue, there was a $2.2 million decrease in travel-related expenses due to COVID-19 global restrictions and a $2.3 million decrease in subcontractor costs. These decreases were partially offset by increases in personnel costs of $2.7 million due to an increase in services employees headcount and a $1.3 million increase in stock-based compensation expense attributable to services employees.

Research and Development Expenses

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$40,280	$32,481	$7,799	24%
% of revenue	10%	10%

Research and development expenses increased $7.8 million, or 24%, in the fiscal year 2021, compared to fiscal year 2020. The increase was primarily due to an $8.0 million increase in research and development personnel costs primarily due to an increase in headcount of research and development employees and a $3.4 million increase in stock-based compensation associated with research and development employees, $1.2 million of which was attributable to a stock-based compensation charge in connection with the sale of common stock by any employee to our Series G investors and a $1.0 million stock-based compensation charge in connection with a tender offer transaction. These increases were partially offset by a $1.3 million decrease in travel-related expenses, a $1.3 million increase in research and development costs that were capitalized and a $0.7 million decrease in technology costs associated with our development and quality assurance environment.
Sales and Marketing Expenses

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$185,797	$163,994	$21,803	13%
% of revenue	48%	51%

Sales and marketing expenses increased $21.8 million, or 13%, in the fiscal year 2021, compared to fiscal year 2020. The increase was primarily due to a $23.1 million increase in personnel costs due to increased headcount of sales and marketing employees to support growth, a $5.4 million increase in commissions expense associated with an increase in customer contracts and revenue growth and a $10.8 million increase in stock-based compensation associated with sales and marketing employees, $2.5 million of which is attributable to stock-based compensation charge in connection with the sale of common stock by certain employees to our Series G investors and a $1.2 million stock-based compensation charge in connection with a tender offer transaction. These increases were partially offset by a $9.4 million decrease in meeting and travel-related expenses due to COVID-19 global travel restrictions, a $3.9 million decrease in marketing expenses, a $1.2 million decrease in professional fees and a $1.2 million decrease in employee recruitment costs, all associated with a precautionary spending moratorium associated with the COVID-19 virus.

General and Administrative Expenses

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$64,348	$40,171	$24,177	60%
% of revenue	17%	12%

General and administrative expenses increased $24.2 million, or 60%, in the fiscal year 2021, compared to fiscal year 2020. The increase was primarily due to a $17.6 million increase in stock-based compensation expense, $13.7 million of which is attributable to a stock-based compensation charge in connection with the sale of common stock by certain employees to the Company and certain of our investors. Additionally, general and administrative employee personnel costs increased $4.0 million due to increased headcount to support growth and a $2.2 million increase in legal and other professional service costs. These increases were partially offset by a decrease in meeting and travel-related expenses due to COVID-19 global travel restrictions.

Other Expense, Net

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Other expense, net	$(8,616)	$(927)	$(7,689)	829%
% of revenue	(2)%	0%

Other expense, net increased $7.7 million, or 829%, in the fiscal year 2021, compared to fiscal year 2020. The increase was primarily attributable to a $5.7 million increase in interest expense primarily due to non-cash interest expense incurred on our senior subordinated convertible notes issued in May 2020 and a $0.9 million increase in foreign currency translation losses. Other expense, net in the fiscal year 2020 included a $0.5 million of income associated with indirect tax refunds received and a $0.4 million gain on early termination of an operating lease, with no comparable gains in the fiscal year 2021.
Provision for Income Taxes

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$3,777	$3,325	$452	14%
% of revenue	1%	1%

Provision for income taxes increased $0.5 million, or 14%, in the fiscal year 2021, compared to fiscal year 2020. The increase was related to a higher foreign income tax liability on our non-U.S. subsidiaries.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance:
•Non-GAAP gross profit and non-GAAP gross margin
•Non-GAAP operating (loss) income and non-GAAP operating margin
•Non-GAAP net (loss) income and non-GAAP net (loss) income per share

We define these non-GAAP financial measures as the respective GAAP measures, excluding, as applicable, stock-based compensation expense-related charges, charges on litigation settlements and amortization of acquired intangible assets. We believe that it is useful to exclude stock-based compensation expense-related charges and amortization of acquired intangible assets in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies over multiple periods. We also exclude charges on litigation settlements that are considered to be non-ordinary course as we do not consider such losses to be indicative of our core business.

In addition, we believe free cash flow is also a useful non-GAAP financial measure. Free cash flow is defined as net cash used in operating activities less cash used for purchases of property and equipment and capitalized internal-use software. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. We typically experience higher billings in the fourth quarter compared to other quarters and experience higher collections of accounts receivable in the first half of the year, which results in a decrease in accounts receivable in the first half of the year.

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

A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP:

	Year Ended January 31,
	2022	2021	2020
	(in thousands)
Non-GAAP gross profit:
GAAP gross profit	$344,843	$264,848	$201,117
Stock-based compensation expense-related charges (1)	4,355	3,670	513
Non-GAAP gross profit	$349,198	$268,518	$201,630
Gross margin	70%	68%	62%
Non-GAAP gross margin	71%	69%	62%

Non-GAAP operating (loss) income:
GAAP operating loss	$(99,470)	$(25,577)	$(35,529)
Stock-based compensation expense-related charges (2)	51,552	45,069	10,166
Litigation settlement (3)	12,000	—	—
Amortization of acquired intangible assets	412	626	203
Non-GAAP operating (loss) income	$(35,506)	$20,118	$(25,160)
Operating margin	(20)%	(7)%	(11)%
Non-GAAP operating margin	(7)%	5%	(8)%

Non-GAAP net (loss) income and net (loss) income per share:
GAAP net loss:	$(111,470)	$(38,570)	$(39,754)
Stock-based compensation expense-related charges (2)	51,552	45,069	10,166
Litigation settlement (3)	12,000	—	—
Amortization of acquired intangible assets	412	626	203
Non-GAAP net (loss) income	$(47,506)	$7,125	$(29,385)
Less: amounts allocated to participating securities	—	(3,884)	—
Non-GAAP net (loss) income attributable to Class A and Class B common stockholders	$(47,506)	$3,241	$(29,385)
Weighted-average shares outstanding used in computing net (loss) income per share attributable to Class A and Class B common stockholders - basic	195,020	90,378	84,343
Non-GAAP net (loss) income per common share attributable to Class A and Class B common stockholders	$(0.24)	$0.04	$(0.35)

Free cash flow:
Net cash (used in) provided by operating activities	$(32,922)	$7,311	$18,966
Purchases of property and equipment	(6,148)	(2,701)	(2,633)
Capitalized internal-use software	(6,258)	(3,783)	(2,533)
Free cash flow	$(45,328)	$827	$13,800
(1) Includes $0.1 million of employer payroll tax related to stock-based compensation expense for the year ended January 31, 2022.
(2) Includes $1.4 million of employer payroll tax related to stock-based compensation expense for the year ended January 31, 2022.
(3) On February 25, 2022, we and Opal agreed to settle all outstanding claims with respect to Opal’s complaints alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act, among other claims. The settlement amount was recorded as a one-time operating expense charge in fiscal year 2022.

Liquidity and Capital Resources
Overview
As of January 31, 2022, our principal sources of liquidity were $321.4 million of cash and cash equivalents, $211.0 million of highly liquid marketable securities and an available line of credit of $50.0 million under our revolving credit facility. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.
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

In May 2020, we issued senior subordinated convertible notes for an aggregate principal amount of $75.0 million, with an initial maturity date of May 20, 2025 (the “Initial Notes”). Under the terms of the agreement, we had the ability to issue additional senior subordinated convertible notes for an aggregate principal amount of $75 million until May 20, 2021 (the “Delayed Draw Notes”, and the Initial Notes, together with the Delayed Draw Notes, hereinafter the “Notes”). We did not draw any additional amounts under the Delayed Draw Notes. The Initial Notes were issued for face amount net of a closing fee of 1.05% on the entire $150.0 million commitment for all Notes (corresponding to an original issue discount of 2.1% on the Initial Notes) and carried a fixed rate of 9.875% per annum. The interest was to be paid in kind by increasing the principal amount of the Initial Notes. We utilized the proceeds of the Notes to pay all amounts outstanding under the credit facility. Upon the closing of the IPO, the Notes automatically converted into an aggregate of 9,694,004 shares of Class B common stock.

On October 7, 2020, we closed on an agreement for a private placement and issuance of 10,810,810 shares of our Series G-1 convertible preferred stock at a price per share of $9.25 and 9,090,909 shares of our Series G-2 convertible preferred stock at a price per share of $11.00 for total gross proceeds of $200.0 million, before deducting placement agent fees and offering expenses.

SVB Credit Facility

We maintain a credit agreement with Silicon Valley Bank (the “SVB Credit Facility”). Under the terms of the SVB Credit Facility, we can borrow up to $50.0 million on our revolving credit loan facility at the higher of prime interest rate plus 0.25% or federal funds effective rate plus 0.50% plus 0.25%. SVB Credit Facility, which expires on June 21, 2022, requires that we maintain certain monthly adjusted quick ratio and quarterly minimum consolidated adjusted earnings before income taxes, depreciation and amortization. As of January 31, 2022, we had no amounts outstanding under the SVB Credit Facility.

Material Cash Requirements

Our expected material cash requirements comprise of contractually obligated expenditures. We have agreements in place with data and service providers which require us to make certain minimum guaranteed purchase commitments through fiscal year 2026 which totaled $156.3 million as of January 31, 2022. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2027. Under the terms of the leases, we are responsible for certain operating expenses, such as insurance, property taxes, and maintenance expenses. Future minimum lease payments under non-cancelable operating leases totaled $24.6 million as of January 31, 2022.

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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Year Ended January 31,
	2022	2021	2020

Net cash (used in) provided by operating activities	$(32,922)	$7,311	$18,966
Net cash used in investing activities	(15,650)	(219,457)	(11,666)
Net cash provided by (used in) financing activities	303,132	269,784	(7,529)

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
Operating Activities
For the fiscal year 2022, cash used in operating activities was $32.9 million resulting from net loss of $111.5 million offset by net non-cash expenses of $72.2 million and $6.3 million net cash flow provided as a result of changes in operating assets and liabilities. The $6.3 million of net cash flows provided as a result of changes in operating assets and liabilities reflected a $43.4 million increase in deferred revenue resulting primarily from increased billings for subscriptions and a $25.5 million increase in accrued expenses and other current liabilities, partially offset by a $47.1 million increase in accounts receivable due to increased billings and a $6.8 million increase in other non-current assets.
For the fiscal year 2021, cash provided by operating activities was $7.3 million resulting from net non-cash expenses of $55.2 million largely offset by net loss of $38.0 million and $9.9 million net cash flow used as a result of changes in operating assets and liabilities. The $9.9 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $28.7 million increase in prepaid expenses primarily associated with higher prepayments for data center operations costs and data costs and a $9.8 million increase in accounts receivable due to increased billings, partially offset by a $17.5 million increase in deferred revenue resulting primarily from increased billings for subscriptions and a $12.3 million increase in accrued expenses and other current liabilities.
For the fiscal year 2020, cash provided by operating activities was $19.0 million resulting from $42.9 million net cash flow provided as a result of changes in operating assets and liabilities and net non-cash expenses of $15.8 million, partially offset by net loss of $39.8 million. The $42.9 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected an $88.9 million increase in deferred revenue resulting primarily from increased billings for subscriptions and an increase of $7.0 million in accrued expenses and other current liabilities. These increases were partially offset by a $11.6 million increase in accounts receivable due to increased billings, a $22.3 million increase in prepaid expenses primarily associated with higher prepayments for data center operations costs and data costs, a $10.2 million decrease in accounts payable and a $9.9 million increase in other noncurrent assets.

Investing Activities
For the fiscal year 2022, net cash used in investing activities of $15.7 million was related to $267.8 million of purchases of marketable securities, $6.3 million in capitalized internal-use software costs, $6.1 million in capital expenditures, and $(3.6) million of cash paid to acquire a privately held company. These cash outflows were largely offset by $211.6 million of cash from maturities of marketable securities and $56.7 million of sales of marketable securities.
For the fiscal year 2021, net cash used in investing activities of $219.5 million was related to $213.0 million of cash paid for marketable securities, purchase of property and equipment of $2.7 million and the capitalization of internal-use software of $3.8 million.
For the fiscal year 2020, net cash used in investing activities of $11.7 million was related to $6.5 million of cash paid to acquire a privately held company, purchases of property and equipment of $2.6 million and the capitalization of internal-use software costs of $2.5 million.
Financing Activities

Our financing activities consist primarily of proceeds from debt and equity financings and exercises of stock options, offset by repayments of debt and repurchase of capital stock.
For the fiscal year 2022, net cash provided by financing activities of $303.1 million was primarily due to our IPO in which we received total net proceeds of $276.0 million, after deducting underwriting discounts and commissions and other offering expenses. In addition, there were proceeds from the exercise of stock options of $20.1 million as well as $7.1 million from the purchase of common stock through our ESPP.
For the fiscal year 2021, net cash provided by financing activities of $269.8 million was due to $191.8 million of proceeds from issuance of convertible preferred stock, $73.4 million of proceeds from the convertible note, $16.3 million of proceeds from exercises of stock options and $7.6 million of proceeds from issuance of stock warrants, partially offset by preferred and common stock repurchases of $12.4 million and $5.9 million, respectively, each in connection with a tender offer transaction, and payment of debt and equity issuance costs of $0.5 million.
For the fiscal year 2020, net cash used in financing activities of $7.5 million was related to net short-term debt repayments of $9.5 million partially offset by $2.0 million of proceeds from exercises of stock options.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.

Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition, stock-based compensation expense, common stock valuations and income taxes. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

Our significant accounting policies are more fully described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in our consolidated financial statements included elsewhere in this Form 10-K.

Revenue Recognition

At times, revenue recognition requires significant judgment, especially for our arrangements that include multiple performance obligations, or deliverables, such as arrangements that include promises to transfer multiple subscription services, premium support, professional services and managed services. A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require significant judgment.

Subscription services are distinct as such offerings are often sold separately. In determining whether professional services are distinct, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription start date and the contractual dependence of the service on the customer’s satisfaction with the professional services work. To date, we have concluded that professional services included in contracts with multiple performance obligations are generally distinct.

The determination of standalone selling price (“SSP”) for each distinct performance obligation requires judgement. We rarely sell our enterprise cloud software products and services as readily observable standalone sales, so we are required to estimate the SSP for each performance obligation. In the determination of the SSP, we use information that includes contractually stated prices, size of the arrangement, market conditions, costs, renewal contracts, list prices, internal discounting tables and other observable inputs. In making these judgments, we analyze various factors, including our pricing methodology and consistency, size of the arrangement, length of term, customer demographics and overall market and economic conditions. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers. As our go-to-market strategies evolve, we may modify our pricing strategies in the future, which could result in changes to SSP.

There were no material changes in the estimates or assumptions used to recognize revenue during the year ended January 31, 2022.

Stock-Based Compensation

Our stock-based compensation for stock-based awards, including stock options, performance share units and restricted stock units, is accounted for in accordance with the authoritative guidance and is estimated at the grant date based on the fair value of the award. Determining the appropriate fair value of the stock-based awards requires judgment. For awards with service only condition, expense is recognized on a straight-line basis over the vesting period of the award, net of estimated forfeitures. For awards with performance conditions, expense is recognized only if it is probable that the performance will be achieved, at which point we will record a cumulative one-time stock-based compensation expense determined using the grant date fair values and the accelerated attribution method. For further information on stock-based compensation, see Note 11 to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis.

Common Stock Valuations

For all periods prior to the IPO, the fair values of the shares of common stock underlying our share-based awards were determined on each grant date by our board of directors, which typically occurred at least once every three months during the fiscal years ended January 31, 2020 and 2021 and on a monthly basis commencing in March 2021. Given the absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; our financial condition and operating results, including our levels of available capital resources; equity market conditions affecting comparable public companies; general U.S. market conditions; recent secondary stock sales and a tender offer and the lack of marketability of our common stock. Valuations of our common stock were prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

We determined the fair value of our common stock for financial reporting purposes, taking into account the factors described above, using a combination of valuation methodologies with varying weighting applied to each methodology.

Income Taxes

Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. The most significant of those estimates for us include the likelihood that we would realize the benefits of net operating loss carryforwards and/or foreign tax credit carryforwards and the adequacy of valuation allowances. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.

To the extent recovery of deferred tax assets is not more likely than not, we record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we have considered future taxable income along with prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if we should determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to deferred tax assets would be charged to income in the period any such determination was made. Likewise, in the event that we are able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to deferred tax assets would increase income in the period any such determination was made.

Recent Accounting Pronouncements

Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included elsewhere in this Form 10-K for more information regarding recently issued accounting pronouncements.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk

The functional currency of our foreign subsidiaries is generally their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Brazilian Real. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for fiscal 2022, 2021 and 2020.

Interest Rate Sensitivity

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of January 31, 2022, we had $321.4 million of cash and cash equivalents, which consisted primarily of bank deposits and money market funds and $211.0 million of highly liquid marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of our interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material effect on operating results for fiscal 2022, 2021 and 2020.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Sprinklr, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sprinklr, Inc. and subsidiaries (the Company) as of January 31, 2022 and January 31, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and redeemable noncontrolling interests, and cash flows for each of the years in the three-year period ended January 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and January 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

New York, New York
April 11, 2022

SPRINKLR, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 31, 2022	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$321,426	$68,037
Marketable securities	210,983	212,652
Accounts receivable, net of allowance for doubtful accounts of $2.7 million and $3.2 million, respectively	163,681	116,278
Prepaid expenses and other current assets	109,167	101,096
Total current assets	805,257	498,063
Property and equipment, net	14,705	9,011
Goodwill	50,706	47,427
Other non-current assets	49,378	42,512
Total assets	$920,046	$597,013

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$15,802	$16,955
Accrued expenses and other current liabilities	100,220	63,170
Debt, short-term	—	—
Deferred revenue	279,028	221,439
Total current liabilities	395,050	301,564
Long term debt	—	78,848
Deferred revenue less current portion	5,325	19,873
Deferred tax liability, long-term	1,101	869
Other liabilities, long-term	2,721	2,006
Total liabilities	404,197	403,160
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.00003 par value, 20,000,000 and 0 shares authorized as of January 31, 2022 and 2021, respectively; 0 shares issued and outstanding as of January 31, 2022 and 2021, respectively	—	—
Convertible preferred stock, par value $0.00003, 0 and 122,309,253 shares authorized as of January 31, 2022 and 2021, respectively; 0 and 120,902,273 issued and outstanding as of January 31, 2022 and 2021, respectively	—	424,992
Class A common stock, $0.00003 par value, 2,000,000,000 and 0 shares authorized as of January 31, 2022 and 2021, respectively; and 105,929,885 and 0 shares issued and outstanding as of January 31, 2022 and 2021, respectively	3	—
Class B common stock, $0.00003 par value, 310,000,000 and 0 shares authorized as of January 31, 2022 and 2021, respectively; 150,551,314 and 0 shares issued and outstanding as of January 31, 2022 and 2021, respectively.	5	—
Common stock, $0.00003 par value, 0 and 299,000,000 shares authorized as of January 31, 2022 and 2021, respectively; 0 and 109,587,048 issued as of January 31, 2022 and 2021, respectively; and 0 and 95,456,264 outstanding as of January 31, 2022 and 2021, respectively	—	4
Treasury stock, at cost, 14,130,784 shares as of January 31, 2022 and 2021, respectively	(23,831)	(23,831)
Additional paid-in capital	982,122	122,061
Accumulated other comprehensive loss (income)	(820)	787
Accumulated deficit	(441,630)	(330,160)
Total stockholders’ deficit	515,849	193,853
Total liabilities and stockholders’ deficit	$920,046	$597,013
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2022	2021	2020
Revenue:
Subscription	$427,713	$339,586	$278,459
Professional services	64,681	47,344	45,817
Total revenue:	492,394	386,930	324,276
Costs of revenue:
Costs of subscription	89,896	77,033	77,796
Costs of professional services	57,655	45,049	45,363
Total costs of revenue	147,551	122,082	123,159
Gross profit	344,843	264,848	201,117
Operating expenses:
Research and development	60,591	40,280	32,481
Sales and marketing	286,963	185,797	163,994
General and administrative	84,759	64,348	40,171
Litigation settlement	12,000	—	—
Total operating expenses	444,313	290,425	236,646
Operating loss	(99,470)	(25,577)	(35,529)
Other expense, net	(5,084)	(8,616)	(927)
Loss before provision for income taxes	(104,554)	(34,193)	(36,456)
Provision for income taxes	6,916	3,777	3,325
Net loss	(111,470)	(37,970)	(39,781)
Net loss attributable to redeemable noncontrolling interests	—	—	27
Net loss attributable to Sprinklr	(111,470)	(37,970)	(39,754)
Deemed dividend in relation to tender offer	—	(600)	—
Net loss attributable to Sprinklr common stockholders	$(111,470)	$(38,570)	$(39,754)

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.57)	$(0.42)	$(0.47)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	195,020	90,378	84,343
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Net loss	$(111,470)	$(37,970)	$(39,754)
Foreign currency translation adjustments	(1,390)	1,757	(314)
Unrealized (losses) gains on investments	(217)	18	—
Total comprehensive loss	(113,077)	(36,195)	(40,068)
Net loss attributable to redeemable noncontrolling interests	—	—	27
Other comprehensive loss attributable to redeemable noncontrolling interest	—	—	(109)
Comprehensive loss attributable to Sprinklr	$(113,077)	$(36,195)	$(40,150)
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Stockholders' (Deficit) Equity and Redeemable Noncontrolling Interests
(in thousands)

					Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' (Deficit) Equity	Redeemable Noncontrolling Interests
	Convertible Preferred Stock		Common Stock			Treasury Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 31, 2019	102,408	245,970	82,805	3	30,799	13,376	(17,957)	(1,302)	(283,716)	(26,203)	7,099
Cumulative effect of adoption of ASC 606	—	—	—	—	—	—	—	—	31,880	31,880	—
Issuance of Common Stock in connection with redemption of noncontrolling interest	—	—	1,352	—	7,181	—	—	—	—	7,181	(7,181)
Stock-based compensation	—	—	—	—	10,166	—	—	—	—	10,166	—
Exercise of stock options and vesting of restricted shares	—	—	1,469	—	1,971	—	—	—	—	1,971	—
Change in foreign currency adjustment	—	—	—	—	—	—	—	314	—	314	109
Net loss	—	—	—	—	—	—	—	—	(39,754)	(39,754)	(27)
Balance at January 31, 2020	102,408	$245,970	85,626	$3	$50,117	13,376	$(17,957)	$(988)	$(291,590)	$(14,445)	$—
Stock-based compensation - equity classified awards	—	—	—	—	44,159	—	—	—	—	44,159	—
Exercise of stock options and vesting of restricted shares	—	—	9,572	1	16,332	—	—	—	—	16,333	—
Tender offer repurchases	(1,407)	(12,730)	(755)	—	(1,186)	755	(5,874)	—	(600)	(20,390)	—
Issuance of Common Stock to a third party	—	—	1,013	—	5,000	—	—	—	—	5,000	—
Issuance of Common Stock warrants	—	—	—	—	7,639	—	—	—	—	7,639	—
Issuance of Series G-1 and Series G-2 convertible preferred stock at $9.25 and $11.00 per share, respectively, net of issuance costs	19,902	191,752	—	—	—	—	—	—	—	191,752	—
Other comprehensive income	—	—	—	—	—	—	—	1,775	—	1,775	—
Net loss	—	—	—	—	—	—	—	—	(37,970)	(37,970)	—
Balance at January 31, 2021	120,903	424,992	95,456	4	122,061	14,131	(23,831)	787	(330,160)	193,853	$—

See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Stockholders' (Deficit) Equity and Redeemable Noncontrolling Interests
(in thousands)

							Additional Paid-in Capital			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' (Deficit) Equity
	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock			Treasury Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 31, 2021	120,903	$424,992	—	$—	95,456	$4	$122,061	14,131	$(23,831)	$787	$(330,160)	$193,853
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	18,288	—	—	—	275,973	—	—	—	—	275,973
Conversion of convertible preferred stock to common stock upon initial public offering	(120,903)	(424,992)	120,903	4	—	—	424,988	—	—	—	—	—
Conversion of senior subordinated secured convertible notes	—	—	9,694	—	—	—	82,114	—	—	—	—	82,114
Stock-based compensation - equity classified awards	—	—	—	—	—	—	49,827	—	—	—	—	49,827
Reclassification of common stock to Class B common stock	—	—	103,045	4	(103,045)	(4)	—	—	—	—	—	—
Exercise of stock options and release of vested restricted stock units	—	—	1,999	—	7,589	—	20,054	—	—	—	—	20,054
Net exercise of common stock warrants	—	—	230	—	—	—	—	—	—	—	—	—
Issuance of common stock under deferred stock compensation plan	—	—	1,770	—	—	—	—	—	—	—	—	—
Issuance of common shares upon ESPP purchase	—	—	552	—	—	—	7,105	—	—	—	—	7,105
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,607)	—	(1,607)
Net loss	—	—	—	—	—	—	—	—	—	—	(111,470)	(111,470)
Balance at January 31, 2022	—	$—	256,481	$8	—	$—	$982,122	14,131	$(23,831)	$(820)	$(441,630)	$515,849

See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Cash flow from operating activities:
Net loss attributable to Sprinklr, Inc.	$(111,470)	$(37,970)	$(39,754)
Net loss attributable to redeemable noncontrolling interests	—	—	(27)
Net loss	(111,470)	(37,970)	(39,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,058	5,690	4,416
Bad debt expense	(186)	689	1,707
Stock-based compensation expense	50,131	43,883	10,166
Litigation settlement	12,000	—	—
Non-cash interest paid in kind and discount amortization	3,266	5,523	—
Deferred income taxes	235	110	(32)
Other non-cash items, net	(1,272)	(712)	(423)
Changes in operating assets and liabilities:
Accounts receivable	(47,094)	(9,781)	(11,553)
Prepaid expenses and other current assets	(8,220)	(28,709)	(22,347)
Other non-current assets	(6,764)	(7,082)	(9,881)
Accounts payable	(1,095)	6,077	(10,185)
Accrued expenses and other current liabilities	25,510	12,286	6,977
Deferred revenue	43,404	17,511	88,866
Other liabilities	575	(204)	1,036
Net cash (used in) provided by operating activities	(32,922)	7,311	18,966
Cash flow from Investing activities:
Purchases of marketable securities	(267,826)	(212,973)	—
Sales of marketable securities	56,652	—	—
Maturities of marketable securities	211,555	—	—
Purchases of property and equipment	(6,148)	(2,701)	(2,633)
Capitalized internal-use software	(6,258)	(3,783)	(2,533)
Acquisitions, net of cash acquired	(3,625)	—	(6,500)
Net cash used in investing activities	(15,650)	(219,457)	(11,666)
Cash flow from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts, commissions and other offering costs	275,973	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	191,752	—
Proceeds from Senior subordinated secured convertible notes	—	73,425	—
Proceeds from issuance of stock warrants	—	7,639	—
Repurchase of preferred stock	—	(12,416)	—
Deemed dividend on preferred stock	—	(600)	—
Proceeds from short-term borrowings	—	49,973	31,500
Repayments of short term borrowings	—	(49,973)	(41,000)
Payments of debt and equity issuance costs	—	(475)	—
Repurchase of common stock	—	(5,874)	—
Proceeds from issuance of common stock upon exercise of stock options	20,054	16,333	1,971
Proceeds from issuance of common stock upon ESPP purchase	7,105	—	—
Net cash provided by (used in) financing activities	303,132	269,784	(7,529)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,171)	(71)	(173)
Net change in cash and cash equivalents	253,389	57,567	(402)
Cash and cash equivalents at beginning of period	68,037	10,470	10,872
Cash and cash equivalents at end of period	$321,426	$68,037	$10,470

SPRINKLR, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Supplemental disclosure of cash flow information
Cash paid for income taxes	3,458	$3,187	$2,733
Cash paid for interest	—	224	547
Supplemental disclosure for non-cash investing and financing
Accrued purchases of property and equipment	216	$382	$260
Stock-based compensation expense capitalized in internal-use software	696	—	—
Common stock issued in connection with redemption of noncontrolling interest	—	—	7,181
Accrued for asset retirement obligations	—	476	962
Common stock issued in exchange for other non-cash assets	—	5,000	—

See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Notes to Consolidated Financial Statements

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
The Company was incorporated in Delaware in 2011 and is headquartered in New York, USA with 17 operating subsidiaries globally.

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
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has made certain reclassifications of prior year balances to conform to current fiscal year presentation.
Immaterial Corrections to Prior Periods

In the fourth quarter of fiscal year 2022, the Company identified immaterial corrections to prior periods related to capitalized costs to obtain customer contracts in connection with the adoption of ASC 606, Revenue from Contracts with Customers and the ongoing monitoring of costs to obtain customer contracts considered for capitalization. The Company has evaluated the effects of these corrections on the previously issued consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Although the Company has concluded such corrections to be immaterial to its previously issued financial statements, the cumulative effect would be material if corrected in the current year. Accordingly, the Company has revised the consolidated financial statements for the prior periods presented herein.

A summary of the effect of the corrections on the consolidated balance sheet as of January 31, 2021 is as follows (in thousands):

SPRINKLR, INC.
Notes to Consolidated Financial Statements

	January 31, 2021
	As reported	Corrections	As Adjusted
Assets
Prepaid expenses and other current assets	$95,819	$5,277	$101,096
Total current assets	492,786	5,277	498,063
Other non-current assets	36,669	5,843	42,512
Total assets	$585,893	$11,120	$597,013
Stockholders' deficit
Accumulated deficit	(341,280)	11,120	(330,160)
Total stockholders' deficit	182,733	11,120	193,853
Total liabilities and stockholders' deficit	$585,893	$11,120	$597,013

A summary of the effect of the corrections on the consolidated statements of operations for the years ended January 31, 2021 and 2020 were as follows (in thousands, except per share data):

	Year Ended January 31,
	2021			2020
	As reported	Corrections	As Adjusted	As reported	Corrections	As Adjusted
Operating expenses:
Sales and marketing	$189,011	$(3,214)	$185,797	$163,360	$634	$163,994
Total operating expenses	293,639	(3,214)	290,425	236,012	634	236,646
Operating loss	(28,791)	3,214	(25,577)	(34,895)	(634)	(35,529)
Loss before provision for income taxes	(37,407)	3,214	(34,193)	(35,822)	(634)	(36,456)
Net loss	(41,184)	3,214	(37,970)	(39,147)	(634)	(39,781)
Net loss attributable to Sprinklr	(41,184)	3,214	(37,970)	(39,120)	(634)	(39,754)
Net loss attributable to Sprinklr common stockholders	$(41,784)	$3,214	$(38,570)	$(39,120)	$(634)	$(39,754)
Net loss per share attributable to Class A and Class B stockholders, basic and diluted	$(0.46)	$0.04	$(0.42)	$(0.46)	$(0.01)	$(0.47)

A summary of the effect of the corrections on the consolidated statements of cash flows for the years ended January 31, 2021 and 2020 were as follows (in thousands):

	Year Ended January 31,
	2021			2020
	As reported	Corrections	As Adjusted	As reported	Corrections	As Adjusted
Net loss attributable to Sprinklr	$(41,184)	$3,214	$(37,970)	$(39,120)	$(634)	$(39,754)
Net loss	(41,184)	3,214	(37,970)	(39,147)	(634)	(39,781)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(27,863)	(846)	(28,709)	(22,564)	217	(22,347)
Other non-current assets	(4,714)	(2,368)	(7,082)	(10,298)	417	(9,881)

For all periods in which the Company corrected net loss, the Company made corresponding corrections to net loss and comprehensive loss in the consolidated statements of comprehensive loss and to net loss, accumulated deficit and total stockholders’ (deficit) equity in the consolidated statements of stockholders’ (deficit) equity. In addition, a summary of the effect of the correction to the cumulative effect of adoption of ASC 606 presented within the consolidated statements of stockholders’ (deficit) equity is as follows (in thousands):

SPRINKLR, INC.
Notes to Consolidated Financial Statements

	Year Ended January 31, 2020
	As reported	Correction	As Adjusted
Cumulative effect of adoption of ASC 606	$23,340	$8,540	$31,880
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, revenue recognition, common stock valuations and stock-based compensation expense, software costs eligible for capitalization, income taxes, recoverability of long-lived and intangible assets and the allowance for doubtful accounts. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and on assumptions that it believes are reasonable and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.
Segments
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Foreign currency remeasurement and transaction gains and losses are recorded in other income, net, in the consolidated statements of operations. The Company recognized net foreign currency transaction losses of $1.4 million, $2.2 million and $1.2 million in the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
Marketable Securities
The Company's marketable securities consist of U.S. Treasury securities, corporate bonds, money market funds, agency securities, commercial paper, certificates of deposit, and time deposits with maturity dates of more than three months from the date of purchase. The Company determined the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. The Company classified and accounted for its marketable securities as available-for-sale securities as the Company may sell these securities at any time for use in the current operation or for other purposes, even prior to maturity. As a result, the Company classified marketable securities as current assets in the consolidated balance sheets.
All marketable securities are recorded at their estimated fair values. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield. Interest income is recognized when earned. Unrealized gains and losses on these marketable securities are reported as a separate component of accumulated other comprehensive loss on the consolidated balance sheets until realized. Realized gains and losses are determined based on the specific identification method and are reported in other expense, net in the consolidated statements of operations. The Company periodically evaluates its marketable to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge. If the Company determines that the decline in an investment's fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations. As of January 31, 2022 and 2021, the Company has not recorded any other-than-temporary impairment charges in its consolidated statements of operations.
Fair Values Measurement
The Company considers the carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses to approximate their fair values because of their relatively short maturities.
The Company measures certain financial assets at fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
The Company evaluates these inputs and recognizes transfers between levels, if any, at the balance sheet date. The Company has not elected the fair value measurement option for assets not required to be measured at fair value on a recurring basis.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amounts, net of allowance for doubtful accounts, if applicable, and are unsecured and do not bear interest.
The allowance for doubtful accounts is based on the probability of future collection. When management becomes aware of circumstances that may decrease the likelihood of collection, it records a specific allowance against amounts due, which reduces the receivable to an amount that management reasonably believes will be collected. For all other customers, management determines the adequacy of the allowance based on historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific accounts. The Company reviews its allowance for doubtful accounts regularly and writes off receivable balances that are deemed to be uncollectible. Changes in the allowance are recorded in sales and marketing expense in the period incurred. The Company does not have any off balance sheet credit exposure related to its customers.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
Property and Equipment
Property and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the asset, which is generally two to three years. Amortization of leasehold improvements is computed using a straight-line method over the shorter of the lease term or the estimated useful life of the improvement. Depreciation and amortization begins when the asset is ready for its intended use. The cost of maintenance and repairs that do not improve or extend the lives of the respective assets is expensed as incurred.
The Company capitalizes qualifying internally developed software costs incurred in connection with the Company's internal-use software platform. These capitalized costs are related to the cloud-based software platform that the Company hosts, which is accessed by its clients on a subscription basis. Costs are capitalized during the application development stage, provided that management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, the software will be used to perform the functions intended and certain functional and quality standards have been met. Capitalized internal-use software costs are amortized on a straight-line basis over their estimated useful life, which is generally three years. Costs incurred for specific upgrades and enhancements when it is probable the expenditures will result in additional functionality are capitalized and amortized over the estimated useful life of the enhancements. Costs related to preliminary project activities and post-implementation operations activities, including training and maintenance, are expensed as incurred.
Business Combinations
When the Company acquires businesses, it allocates the purchase price to tangible assets, liabilities and identifiable intangible assets acquired with any residual purchase price recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, particularly with respect to intangible assets at the acquisition date, deferred revenue and contingent consideration, where applicable. These estimates can include, but are not limited to, historical experience and information obtained from the management of the acquired companies, the cash flows that an asset is expected to generate in the future, the weighted average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable and unanticipated events and circumstances may occur which could affect the accuracy or validity of such estimates.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with business combinations accounted for using the purchase method of accounting. Goodwill is not amortized, but rather is tested for impairment annually and more frequently upon the occurrence of certain events. The Company performs its annual impairment test of goodwill in the fourth quarter of each fiscal year, using November 1 carrying values, or whenever events or circumstances indicate that goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate or a significant decrease in expected cash flows.
In performing its impairment test, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. In performing the qualitative assessment, the Company reviews factors such as financial performance, macroeconomic conditions, industry and market considerations. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of the reporting unit exceeds the fair value, the quantitative impairment test is required; otherwise, no further testing is required.
Alternatively, the Company may elect to bypass the qualitative assessment and perform the quantitative impairment test instead, or if the Company reasonably determines that it is more-likely-than-not that the fair value is less than the carrying value, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with the carrying amount. The Company will recognize an impairment for the amount by which the carrying amount exceeds the reporting unit's fair value.
The Company did not record any goodwill impairment charges in the years ended January 31, 2022, 2021 or 2020.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its long-lived assets, including property, equipment, capitalized internal-use software and other assets, including identifiable definite-lived intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the new shorter life.
Concentration of Risk and Significant Customers
The Company has no significant off-balance sheet risks related to foreign currency exchange contracts, option contracts or other foreign currency hedging arrangements. The Company’s financial instruments that are potentially subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits generally exceed federally insured limits. The Company’s accounts receivable are derived from invoiced customers located primarily in North America and Europe.
No single customer accounted for more than 10% of total revenue in the years ended January 31, 2022, 2021 or 2020. In addition, no single customer accounted for more than 10% of total accounts receivable as of January 31, 2022 or 2021.
In addition, the Company relies upon third-party hosted infrastructure partners globally, including Amazon Web Services, to serve customers and operate certain aspects of our services, such as environments for development testing, training, sales demonstrations, and production usage. Given this, any disruption of or interference at the Company's hosted infrastructure partners would impact the Company's operations and its business could be adversely impacted.
Revenue Recognition
The Company accounts for revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). For further discussion of the Company’s accounting policies related to revenue see Note 3, Revenue Recognition.
Costs of Revenue
Costs of subscription revenue and professional services revenue is expensed as incurred.
Costs of subscription revenue consists primarily of expenses related to hosting the Company’s software platform, including data center operations costs and personnel and related expenses directly associated with delivering the Company’s cloud infrastructure, the costs associated with purchasing third-party data that is utilized in providing elements of the platform and costs to provide platform support to the Company’s customers, including personnel and related expenses. These costs include salaries, benefits, bonuses, stock-based compensation, as well as allocated overhead.
Costs of professional services consists primarily of personnel and related expenses directly associated with the Company’s professional services organization. These costs include salaries, benefits, bonuses, stock-based compensation, as well as allocated overhead, together with the costs of subcontracted third-party professional services vendors.
Overhead associated with facilities and depreciation is allocated to cost of revenue based on relative headcount in those departments.
Research and Development
Research and development expenses consist primarily of costs relating to the maintenance, continued development and enhancement of the Company’s cloud-based software platform and include personnel-related expenses for our research and development organization, professional fees, travel expenses and allocated overhead expenses, including facilities costs. Research and development expenses are expensed as incurred, except for internal-use software development costs that qualify for capitalization.
Advertising costs
Advertising costs include costs incurred to promote the Company’s subscription and professional services. These costs are expensed as incurred and were $6.8 million, $0.2 million and $0.3 million in the years ended January 31, 2022, 2021 and 2020, respectively.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
Warranties
The Company’s cloud-based software platform is generally warranted to perform materially in accordance with the Company’s online documentation and the terms of the agreement with a customer, under normal use and circumstances. Additionally, our contracts generally include provisions for indemnifying customers against liabilities if use of our software platform infringe a third party’s intellectual property rights, and we may also incur liabilities if we breach the security, privacy and/or confidentiality obligations in our contracts. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying consolidated financial statements as of January 31, 2022 or 2021, as a result of these obligations.
Certain of the Company’s arrangements may include certain service level agreements with its customers committing to certain levels of platform uptime and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred or experienced any significant failures to meet defined levels of availability and performance of those agreements and, as a result, the Company has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements as of January 31, 2022 or 2021.
Stock-Based Compensation
The Company accounts for stock-based compensation as an expense in the statements of operations based on the awards' grant date fair values.
The Company estimates the fair value of service-based options granted using the Black-Scholes option pricing model. Stock options that include service, performance and market conditions are valued using the Monte-Carlo simulation model. The Black-Scholes option pricing model requires inputs based on certain assumptions, including (a) the fair value per share of the Company's common stock (b) the expected stock price volatility, (c) the calculation of expected term of the award, (d) the risk-free interest rate and (e) expected dividends. A Monte-Carlo simulation is an analytical method used to estimate value by performing a large number of simulations or trial runs and determining a value based on the possible outcomes from these trial runs.

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

The Company issued certain performance stock units (“PSUs”), that vest upon the satisfaction of time-based service, performance-based and market conditions. The Company estimates compensation cost based on the grant date fair value and recognize the expense on a graded vesting basis over the vesting period of the award. As the PSUs are subject to a market condition (stock price), the grand date fair value is measured using a Monte Carlo simulation approach, which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. The performance-based vesting condition was satisfied upon the occurrence of a qualifying event, which was generally defined as a change in control transaction or the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company's common stock. Upon the effectiveness of the Registration Statement on June 22, 2021, the performance-based vesting condition was satisfied, and therefore, the Company commenced recognition of compensation expense using the accelerated attribution method over the requisite service period.

The Company estimates fair value of its restricted stock units (“RSU”) based on the fair value of the underlying common stock, net of estimated forfeitures. Subsequent to the IPO, the Company determines the fair value using the closing price of its Class A common stock as reported on the date of grant.

Income Taxes
The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.
Management makes estimates, assumptions and judgements to determine the Company’s provision for or benefit from income taxes, deferred tax assets and liabilities and any valuation allowances recorded against the Company’s deferred tax assets.  The Company also assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not more likely than not, the Company will establish a valuation allowance.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), and additional changes, modifications, clarifications or interpretations related to this guidance thereafter (“ASU 2016-02”). ASU 2016-02 requires a reporting entity to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. ASU 2016-02 is effective for fiscal years beginning after December 15, 2021, including interim periods within that fiscal year. The Company adopted this standard on February 1, 2022. Upon adoption, the Company elected the package of transition practical expedients which allowed us to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases; (ii) the classification for any expired or existing leases; and (iii) initial direct costs for existing leases. Additionally, the Company elected the practical expedient of not separating lease components from non-lease components for all asset classes. The Company also made an accounting policy election to not record ROU assets or lease liabilities for leases with an initial term of 12 months or less and will recognize payments for such leases in our Consolidated statement of comprehensive income (loss) on a straight-line basis over the lease term. The Company recorded lease liabilities and corresponding ROU assets of approximately $14 million upon adoption of this standard.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (ASU No. 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. ASU 2020-06 also improves and amends the related Earnings Per Share guidance for both Subtopics 470-20 and 815-40. ASU No. 2020-06 will be effective for annual reporting periods beginning after December 15, 2021. The Company does not anticipate an impact to the consolidated financial statements as a result of the adoption.

3.Revenue Recognition
The Company derives its revenues primarily from two sources:
•Subscription revenue consists of subscription fees from customers accessing the Company’s cloud-based software platform and applications, as well as related customer support services; and
•Professional services revenue consists of fees associated with providing services that educate and assist the Company’s customers with the configuration and optimization of the Company’s software platform and applications. Professional services revenue also includes managed services fees where the Company’s consultants work as part of its customers’ teams to help leverage the subscription service to execute on their customer experience management goals.

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

Subscription revenue is recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the Company’s service is made available to customers. Subscription revenue includes customer support services, which together with the accessing of the Company’s cloud-based software platform, generally constitute a single performance obligation comprised of a series of distinct services that are substantially the same and have the same pattern of revenue recognition.

Amounts that have been invoiced because they have the unconditional right to consideration are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met, with the majority

SPRINKLR, INC.
Notes to Consolidated Financial Statements
being invoiced annually in advance of performance obligations. When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in Topic 606, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. One of the Company’s contracts contained a significant financing component as of January 31, 2022 as a result of an advance payment from a large customer for a multi-year contract in the prior fiscal year. None of the Company’s other contracts contained a significant financing component at January 31, 2022.
Professional services revenues are recognized as the services are rendered for time and materials contracts or on a proportional performance basis for fixed price contracts. The majority of the Company’s professional services arrangements are fixed price contracts.

The Company enters into arrangements where it provides managed services associated with assisting its customers in publishing advertisements on social media channels. As part of those arrangements the Company is occasionally required to purchase advertising space from social media channels on behalf of its customers and invoice those costs back to its customer. Revenue from such arrangements is recognized on a net basis as the Company has determined that it is acting as an agent in these transactions.

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

Contracts with Multiple Performance Obligations

The Company executes arrangements that include multiple performance obligations (consisting of subscription and professional services). Additionally, the Company is often party to multiple concurrent contracts or contracts pursuant to which a client may purchase a combination of services. These situations require judgment to determine whether the multiple promises are separate performance obligations. Once the Company has determined the performance obligations, the Company determines the transaction price. The Company allocates the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. The SSP is the price at which the Company would sell promised subscription or professional services separately to a customer. The determination of SSP for each distinct performance obligation requires judgement. The Company determines SSP based on its overall pricing objective, taking into consideration contractually stated prices, size of the arrangement, market conditions, costs, renewal contracts, list prices, internal discounting tables and other observable and unobservable inputs.

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

Capitalized costs to obtain customer contracts as of January 31, 2022 were $83.0 million, of which $40.7 million is included in prepaid expenses and other current assets and $42.3 million within other non-current assets.

Capitalized costs to obtain customer contracts as of January 31, 2021 were $60.8 million, of which $29.6 million is included in prepaid expenses and other current assets and $31.2 million within other non-current assets.

During the years ended January 31, 2022, 2021 and 2020, the Company amortized $35.5 million, $26.6 million and $20.7 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
The prior period amounts reflect immaterial corrections related to capitalized costs to obtain customer contracts. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies for more information regarding immaterial corrections to prior periods.

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

The term between invoicing and when payment is due is not significant and the Company generally does not provide financing arrangements to customers. Deferred revenue associated with performance obligations that are anticipated to be satisfied, and thus to be revenue recognized, during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.

The Company recognized revenue of $216.4 million, $180.0 million and $129.0 million during the years ended January 31, 2022, 2021 and 2020, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. At January 31, 2022 and 2021, contract assets were $3.2 million and $0.8 million, respectively, and were included in prepaid expenses and other current assets.

Remaining performance obligations represent contracted revenues that had not yet been recognized and include deferred revenues and amounts that will be invoiced and recognized in future periods. As of January 31, 2022, the Company’s remaining performance obligations were $586.4 million, approximately $409.2 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

Disaggregation of Revenues
The Company disaggregates its revenue from contracts with customers by geographic region, as it believes that it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors. Refer to Note 14, Geographic Information, for revenue by geographic location.

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets (in thousands):

	January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair value
Corporate bonds	$124,639	$1	$(163)	$124,477
U.S. government and agency securities	37,725	—	(35)	37,690
Commercial paper	48,818	—	(2)	48,816
Marketable securities	$211,182	$1	$(200)	$210,983

SPRINKLR, INC.
Notes to Consolidated Financial Statements

	January 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair value
Corporate bonds	$26,894	$—	$(2)	$26,892
U.S. government and agency securities	125,804	20	—	125,824
Commercial paper	59,936	—	—	59,936
Marketable securities	$212,634	$20	$(2)	$212,652

As of January 31, 2022 and 2021, the maturities of available-for-sale marketable securities did not exceed 12 months.

5. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of January 31, 2022 and 2021, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	January 31, 2022				January 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents:
Money market funds	$281,091	$—	$—	$281,091	$37,451	$—	$—	$37,451
Marketable Securities:
Corporate bonds	—	124,477	—	124,477	—	26,892	—	26,892
U.S. government and agency securities	—	37,690	—	37,690	—	125,824	—	125,824
Commercial paper	—	48,816	—	48,816	—	59,936	—	59,936
Total financial assets	$281,091	$210,983	$—	$492,074	$37,451	$212,652	$—	$250,103
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
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. Treasury securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of January 31, 2022 and 2021, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 31, 2022 and 2021, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of January 31, 2022 and 2021, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments, as it believes that any such losses would be immaterial based on the high-grade credit rating for each of its marketable securities as of the end of each period.

6.Balance Sheet Components
Prepaid Expenses and Other Current Assets

SPRINKLR, INC.
Notes to Consolidated Financial Statements
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31, 2022	January 31, 2021
Prepaid hosting and data costs	$46,513	$58,386
Prepaid software costs	5,765	3,771
Capitalized commissions costs, current portion(1)	40,695	29,571
Prepaid insurance	2,118	289
Contract assets	3,161	824
Other	10,915	8,255
Prepaid expenses and other current assets	$109,167	$101,096

(1) The prior period amount reflects an immaterial correction related to capitalized costs to obtain customer contracts. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies for more information regarding immaterial corrections to prior periods.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31, 2022	January 31, 2021
Computer equipment	13,544	7,921
Office furniture and other	1,256	1,193
Leasehold improvements	3,930	3,500
Less accumulated depreciation and amortization	(12,433)	(8,598)
Total fixed assets, net	6,297	4,016
Capitalized internal-use software	23,065	16,224
Less accumulated amortization	(14,657)	(11,229)
Total capitalized internal-use software	$8,408	$4,995
Property and equipment, net	$14,705	$9,011
Depreciation and amortization expense for property and equipment was $4.2 million, $2.5 million and $2.0 million in the years ended January 31, 2022, 2021 and 2020, respectively.
Amortization expense for capitalized internal-use software was $3.4 million, $2.5 million and $2.3 million in the years ended January 31, 2022, 2021 and 2020, respectively.
The Company capitalized internal-use software costs, including stock-based compensation, of $7.0 million, $3.8 million and $2.5 million in the years ended January 31, 2022, 2021 and 2020, respectively.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	January 31, 2022	January 31, 2021
Bonuses	$22,622	$17,783
Employee liabilities (1)	21,668	15,040
Commissions	16,496	13,346
Accrued litigation settlement(2)	12,000	—
Accrued sales and use tax liability	6,935	5,667
Accrued income taxes	2,559	677
Purchased media costs (3)	3,227	2,695
Professional services	1,062	1,603
Other	13,651	6,359
	$100,220	$63,170
(1) Includes $2.3 million of accrued ESPP employee contributions at January 31, 2022. Refer to Note 10, Stock-Based Compensation, for further discussion of the Company's ESPP.
(2) On February 25, 2022, the Company and Opal Labs Inc. (“Opal”) agreed to settle all outstanding claims with respect to Opal's complaints alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act, among other claims. Refer to Note 9, Commitments and Contingencies.
(3) Purchased media costs consist of amounts owed to the Company’s vendors for the purchase of advertising space on behalf of its customers.

7. Goodwill
The changes in the carrying amount of goodwill for the periods presented were as follows (in thousands):

	January 31, 2022	January 31, 2021

Balance at beginning of period	$46,823	$47,100
Business combination	3,023	—
Effect of exchange rates	65	(277)
Balance at end of period	$49,911	$46,823

On September 6, 2021, the Company acquired certain assets from a privately held company in a transaction that qualified as a business combination. Goodwill consists primarily of expected synergies of the acquired workforce and growth opportunities, none of which qualify as separately identifiable intangible assets. This business combination was not material to the consolidated financial statements.

8. Debt
There was no long-term debt outstanding as of January 31, 2022. The following table summarizes the Company’s long-term debt at January 31, 2021 (in thousands):

SPRINKLR, INC.
Notes to Consolidated Financial Statements

January 31, 2021

Senior Subordinated Secured Convertible Note	75,000
Paid-in-kind interest	5,390
Principal balance	80,390
Less: Unamortized debt discounts and issuance costs	(1,542)
Revolving credit facility	—
Total Debt	$78,848

Senior Subordinated Secured Convertible Notes

On May 20, 2020 (the “NPA Closing Date”), the Company issued senior subordinated convertible notes for an aggregate principal amount of $75.0 million pursuant to the Company’s Senior Subordinated Secured Convertible Note Purchase Agreement, dated May 20, 2020, by and among the Company, its subsidiaries, TPG Specialty Lending Inc., as Administrative Agent and Arranger (“TPG”), and certain other investor parties (the “Note Purchase Agreement”), with an initial maturity date of May 20, 2025 (the “Notes”). The Notes were issued for face amount net of a closing fee of 1.05% on the entire $150.0 million commitment for all Notes (corresponding to an original issue discount of 2.1% on the Notes) and carried a fixed rate of 9.875% per annum. The interest was paid-in-kind by increasing the principal amount of the Notes.

At the option of the holders, the Notes were convertible into common stock of the Company at a specified price. The Notes were sold at a price and had a value at issuance not significantly in excess of the face amount; accordingly, none of the proceeds were allocated to equity.

The Notes were subject to automatic conversion features upon the occurrence of a liquidity event, including an IPO, as well as optional conversion feature at the option of the holders. The Notes would convert at a specified price as defined within the Note Purchase Agreement.

The Company accounted for the Notes in accordance with ASC 470-20, Debt with Conversion and Other Options, ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. The Company evaluated the Notes at inception to determine if there were any embedded components that qualified as derivatives to be separately accounted for. The Company’s Initial Notes are deemed to be a conventional convertible debt that may only be settled with common shares. Therefore, the Initial Notes were classified as debt, net of any discounts or issuance costs, on the Consolidated Balance Sheets.

As of January 31, 2021, the total estimated fair value of the Initial Notes was approximately $86.4 million.

Upon the completion of the IPO, the Notes automatically converted pursuant to their terms into 9,694,004 shares of Class B common stock.

Interest Expense

The following table presents the components of interest expense incurred on the Notes for the years ended January 31, 2022, 2021 and 2020 (in thousands):

	Year Ended January 31,
	2022	2021	2020
Interest expense at coupon rate	$3,182	$5,390	$—
Amortization of debt discounts and issuance costs	84	133	—
Total interest expense	$3,266	$5,523	$—

The debt discount was amortized to interest expense at an annual effective interest rate of 10.3% over the contractual terms of the Notes. Interest expense is included in Other expense, net on the consolidated statement of operations.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Credit Agreement

The Company maintains a credit agreement with Silicon Valley Bank (the “SVB Credit Facility”). Under the terms of the SVB Credit Facility, the Company can borrow up to $50.0 million on its revolving credit loan facility at the higher of prime interest rate plus 0.25% or federal funds effective rate plus 0.50% plus 0.25%. The SVB Credit Facility, which expires on June 21, 2022, requires the Company to maintain certain monthly adjusted quick ratio and quarterly minimum consolidated adjusted earnings before income taxes, depreciation and amortization. In addition, the SVB Credit Facility also provides for issuance of letters of credit that reduce the available borrowing capacity, which the Company had approximately $0.7 million of issued but unused letters of credit as of January 31, 2022. As of January 31, 2022 and 2021, the Company had no amounts outstanding under the SVB Credit Facility.

9. Commitments and Contingencies
Leases
The Company leases certain office facilities under operating lease arrangements that expire on various dates through 2027. Under the terms of the leases, the Company is responsible for certain operating expenses, such as insurance, property taxes, and maintenance expenses. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the terms of the leases.
Deferred rent as of January 31, 2022 was $1.8 million, $0.6 million of which was recorded in accrued expenses and other current liabilities and $1.2 million of which was recorded in other liabilities, long-term in the consolidated balance sheets.
Deferred rent as of January 31, 2021 was $2.2 million, $1.3 million of which was recorded in accrued expenses and other current liabilities and $0.9 million of which was recorded in other liabilities, long-term in the consolidated balance sheets.
Rent expense under these operating leases was $7.4 million, $7.2 million and $6.4 million in years ended January 31, 2022, 2021 and 2020, respectively.
At January 31, 2022, the Company had no capital leases. Future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Fiscal year ended January 31,
2023	$9,676
2024	8,036
2025	3,165
2026	2,034
2027 and thereafter	1,726
Total	$24,637
Letters of Credit
As of January 31, 2022, the Company has an aggregate availability of $0.7 million under letters of credit primarily related to one of its leases. The Company has not drawn down on these letters of credit as of January 31, 2022. No letters of credit were outstanding as of January 31, 2021.
Contractual Obligations and Commitments
The Company has non-cancelable minimum guaranteed purchase commitments for data and hosting services as of January 31, 2022 as follows (in thousands):

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Fiscal year ended January 31,
2023	$22,137
2024	71,314
2025	58,859
2026	4,000
2027 and thereafter	—
Total	$156,310
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period.
On September 7, 2022, a complaint was filed by Opal against the Company in the Circuit Court of the State of Oregon, alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act, among other claims. On September 5, 2018, the case was moved from state court to federal court on the Company’s motion. On February 25, 2022, the Company and Opal agreed to settle all outstanding claims with respect to Opal’s complaints. On March 1, 2022, the court dismissed all of Opal’s claims with prejudice. The Company and Opal finalized the settlement on March 15, 2022. The settlement, which was paid on March 30, 2022, was accounted for as a recognized subsequent event and a related one-time operating expense charge on settlement was recognized on the consolidated statement of operations.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
10. Stockholders’ Equity
Common Stock

During the year ended January 31, 2021, the Company amended its Certificate of Incorporation to increase the total number of shares of all classes of stock which the Company shall have authority to issue to 299,000,000 share of Common Stock, $0.00003 par value per share and 122,309,253 shares of Preferred Stock, $0.00003 par value per share.

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

Convertible Preferred Stock
In fiscal year 2021, the Company closed on a private placement and issuance of 10,800,000 shares of its Series G-1 convertible preferred stock (the “Series G-1”) at a price per share of $9.25 and 9,100,000 shares of its Series G-2 convertible preferred stock (the “Series G-2”), at a price per share of $11.00 for total gross proceeds of $200.0 million (collectively, “Series G”), before deducting placement agent fees, offering expenses and issued warrants. Compared to Series G-1, Series G-2 include, among other provisions, certain protective provisions not available to the holders of Series G-1.
Upon the completion of the Company’s IPO, all of the then-outstanding shares of convertible preferred stock were automatically converted into an aggregate of 120,902,273 of shares of Class B common stock on a one-to-one basis and the carrying value was reclassified into Class B common stock and additional paid-in capital on the consolidated balance sheet.
The following table summarizes convertible preferred stock authorized, issued and outstanding, aggregate liquidation preference and the aggregate maximum participation amount as of January 31, 2021:

Series	Shares authorized	Shares issued and outstanding	Net proceeds	Aggregate liquidation preference	Aggregate maximum participation amount
			(in thousands)	(in thousands)	(in thousands)
A	26,000,001	26,000,001	$5,170	$5,200	$—
B	28,928,898	28,928,898	14,888	15,000	15,000
C	11,441,559	11,441,559	17,468	17,500	17,500
D	13,465,443	13,465,443	39,943	40,000	40,000
D-2	5,557,644	5,557,644	30,000	30,000	39,000
E-1	4,347,942	4,276,602	22,303	25,817	25,817
E-2	975,114	947,341	3,659	7,768	7,768
F	11,690,933	10,383,066	105,074	105,250	105,250
G-1	10,810,810	10,810,810	95,876	100,000	100,000
G-2	9,090,909	9,090,909	95,876	100,000	100,000
	122,309,253	120,902,273	$430,257	$446,535	$450,335
Common Stock Warrants
In fiscal year 2021, the Company issued warrants allowing the holders of both the Series G-1 and Series G-2 preferred stock to purchase up to 2.5 million shares of common stock for $10.00 per share. The warrants expire on October 7, 2025. The Company recognized the fair value of the warrants of $7.6 million as additional-paid-in capital using the Black-Scholes option

SPRINKLR, INC.
Notes to Consolidated Financial Statements
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

The Company’s board of directors adopted the 2021 Plan in May 2021, which was subsequently approved by its stockholders and became effective on June 22, 2021. Initially, the maximum number of shares of the Company’s Class A common stock that may be issued under the 2021 Plan is 80,401,680 shares, which includes (i) 25,480,000 new shares of Class A common stock and (ii) shares subject to outstanding awards granted under the 2011 Plan that expire or otherwise terminate or that are not issued or are otherwise reacquired by the Company under certain circumstances. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031, by an amount equal to 5% of the number of our Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of January 31, 2022, there were 38,857,443 shares available for grant under the 2021 Plan.

The 2021 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of the Company's affiliates, as permitted by law.

Performance Share Units
On January 28, 2021, the Company granted 3,100,000 shares of PSUs that vest over a five-year period if certain performance and market conditions are met. Following an IPO, the market conditions on the PSUs will be achieved on the date on which the volume weighted-average trading price of the Company's Class A common stock has, for 45 consecutive trading days, equaled or exceeded pre-determined threshold prices ranging between $30 and $100, or upon a change in control of the Company. If the first threshold of $30 is not met, then no shares will vest. Each PSU is equal to and paid in one share of Class B common stock. The number of shares actually issued will range from zero to 3,100,000 shares in the aggregate.
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
The performance-based vesting condition was satisfied on the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company's common stock. Such event was not deemed probable until consummated, and therefore, stock-based compensation related to these PSUs remained unrecognized prior to the effectiveness of a registration statement. Upon the effectiveness of the Registration Statement on June 22, 2021, the performance-based vesting condition was satisfied, and therefore, the Company recognized cumulative stock-based compensation expense of $0.4 million using the accelerated attribution method for the portion of the PSU awards for which the service-based vesting condition was partially satisfied.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
Chief Executive Officer Stock Option Agreement
On March 18, 2019, the Company granted options to purchase 9,274,528 shares of common stock to its Chief Executive Officer. The grant is split into four tranches, each covering 2,318,632 shares of common stock.  Tranche 1 vests over three years.  Tranches 2, 3 and 4 are performance based, with tranche 2 vesting upon an IPO or change of control and tranches 3 and 4 vesting in the event of both (i) an IPO or change of control and (ii) the Company’s share price equaling or exceeding a certain value at or after the occurrence of an IPO or change of control. For the 6,955,896 options that are subject to the performance conditions that are triggered upon IPO or a change of control, stock-based compensation expense remained unrecognized prior to the effectiveness of the IPO. On June 25, 2021, the performance-based vesting condition was satisfied and 2,318,632 options under tranche 2 vested and the Company recognized cumulative stock-based compensation expense of $5.8 million using the accelerated attribution method for the portion of the PSU awards for which the service-based vesting condition was fully or partially satisfied. The remaining stock-based compensation expense associated with tranches 3 and 4 will be recognized through the subsequent remaining requisite service period, or March 24, 2022.
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
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the Plan for year ended January 31, 2022 is as follows:

	Number of stock options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
	(in thousands)		(in years)	(in thousands)
Balance as of January 31, 2021	46,455	4.37	7.7	$218,450
Granted	10,641	11.43
Exercised	(9,421)	2.14
Cancelled/forfeited	(3,317)	8.44
Expired	(3)	4.93
Balance as of January 31, 2022	44,355	$6.23	7.8	$226,504

Exercisable as of January 31, 2022	21,037	$4.52	7.1	$141,591
Vested and expected to vest as of January 31, 2022	37,772	$5.81	7.6	$207,795
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the Company’s share price of $11.25 and $9.07 as of January 31, 2022 and 2021, respective for options that were in-the-money as of that date.
The weighted-average grant date fair value of options granted and the total intrinsic value of options exercised during the periods presented were as follows:

	Year Ended January 31,
	2022	2021	2020
Weighted average grant date fair value of options granted	$5.58	$2.96	$2.09
Total intrinsic value of options exercised (in thousands)	$83,387	$51,952	$3,660
The total estimated grant date fair value of options vested in the years ended January 31, 2022, 2021 and 2020 was $29.3 million, $14.9 million and $7.9 million, respectively.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
Determining Fair Value of Stock Options
The fair value of each option grant with service and performance conditions is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Year Ended January 31,
	2022	2021	2020
Expected term (in years)	6.0	6.1	6.0
Risk-free interest rate	0.9% - 1.4%	0.3% - 0.8%	1.3% - 2.5%
Expected volatility	50.9% - 52.1%	42.3% - 45.5%	41.9% - 42.8%
Expected dividend rate	0%	0%	0%
Fair value of common stock	$10.96 - $14.02	$4.93 - $9.07	$4.25 - $4.45
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
Expected dividend rate—The Company has never declared or paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
Fair value of common stock – Prior to the IPO, the fair value of common stock underlying the stock options had historically been determined by the Company's board of directors, with input from the Company's management. The Company's board of directors previously determined the fair value of the common stock at the time of grant of the options by considering a number of objective and subjective factors, including valuations of comparable companies, sales of common stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company's capital stock, and general and industry-specific economic outlook. Subsequent to the IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of the Company's Class A common stock, which is traded publicly on the New York Stock Exchange.
Forfeiture rate—The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records stock-based compensation expense only for those awards that are expected to vest. All service-based stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
Restricted Stock Units
A summary of the Company’s RSU award activity was as follows:

	Number of restricted shares outstanding	Weighted average grant date fair value
	(in thousands)

Balance as of January 31, 2021	450	$7.26
Granted	1,443	15.86
Released	(150)	3.64
Cancelled/forfeited	(13)	17.28
Balance as of January 31, 2022	1,730	$14.67
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
Employee Stock Purchase Plan
The Company’s board of directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”) on May 20, 2021, which was subsequently approved by its stockholders and became effective on June 22, 2021. The ESPP authorizes the initial issuance of up to 5,100,000 shares of the Company’s Class A common stock to certain eligible employees or, as designated by the board of directors, employees of a related company. The ESPP provides that the number of shares of Class A common stock reserved and available for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of Class A and Class B common stock on the immediately preceding December 31 and (ii) 15,300,000, or such lesser number of shares as determined by the Company’s board of directors. The share reserved and available for issuance under ESPP automatically increased by 2,562,692 on January 1, 2022.
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

The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 5,000 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 12 months in length and is comprised of two purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year, subject to a reset provision. If the fair market value of the Company's stock on the offering date is lower than the fair market value of the Company's stock on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period and automatically be enrolled in the subsequent offering period, resulting in modification accounting. The first offering period commenced on June 23, 2021 and was scheduled to end on the first trading day on or before June 15, 2022.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
During the fourth quarter of fiscal year 2022, the fair market value of the Company's stock on the purchase date, December 15, 2021, was lower than the fair market value of the Company's stock on the offering date of the first offering period. As a result, the first offering period was reset and the new lower price became the new offering price for a new 12 months offering period. This reset was treated as a modification resulting in incremental charges totaling $3.4 million, which will be recognized over the remaining requisite service period.

ESPP employee payroll contributions accrued as of January 31, 2022 totaled $2.3 million and are included within accrued compensation in the condensed consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. The Company recorded stock-based compensation of $6.1 million during the year ended January 31, 2022 in connection with the ESPP.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
The fair value of the share purchase rights granted under the ESPP during the year ended January 31, 2022 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended January 31,
2022
Expected term (in years)	0.5 - 1.0
Risk-free interest rate	0.1% - 0.3%
Expected volatility	49.3% - 57.0%
Expected dividend rate	0%
Fair value of common stock	$14.27 - $22.37

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
This share-settled obligation was recognized in June 2021, at which point the employees were granted shares under this program. In determining the fair value of the right to purchase under this program, the Company used the Monte-Carlo simulation and applied an annual equity volatility of 48.2%, a risk-free rate of 0.17%, fair value of the common stock of $4.93 and an expected term of one year to arrive at a valuation of $1.9 million for the put right, resulting in a grant date fair value of $5.86. The Company recognized $3.2 million of stock-based compensation expense during the year ended January 31, 2022 related to shares issuable pursuant to this program. On June 7, 2021, the Company issued 1,769,945 shares in connection with this program based on the fair value of the common stock at the beginning of the purchase period.
Secondary Stock Sale
In October 2020, in connection with the sale of the Series G convertible preferred stock, the purchasers of the Series G convertible preferred stock facilitated a secondary stock sale to purchase 9,707,427 shares of common stock from certain eligible employees for $9.25 per share for an aggregate purchase price of $89.8 million. The Company recognized stock-based compensation of $16.3 million in connection with the sale, which represented the difference between the purchase price and the estimated fair value of the common stock on the date of the sale.
Tender Offer Transaction
In November 2020, the Company, the purchasers of the Series G convertible preferred stock and other existing investors commenced a tender offer to acquire 5,974,776 shares of convertible preferred stock and 3,303,891 shares of common stock from employees and from certain existing and former employees and other existing investors. In connection with the tender offer, we waived any rights of first refusal or other transfer restrictions applicable to such shares.
The shares were repurchased from the stockholders at a purchase price of $9.25 per share. As a result of this transaction, the Company recognized $0.6 million as deemed dividends as a reduction to stockholders' deficit in relation to the excess of the selling price of convertible preferred stock paid to the existing investors over the original issuance price paid by investors of the shares tendered, and $5.2 million of share-based compensation expense for the difference between the price paid for shares held by our employees and former employee stockholders and the estimated fair market value on the date of the transaction.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
Stock-Based Compensation Expense

Stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Cost of subscription	$1,794	$2,012	$156
Cost of professional	2,448	1,658	357
Research and development	6,417	4,804	1,430
Sales and marketing	19,929	14,976	4,173
General and administrative	19,543	21,619	4,050
Stock-based compensation, net of amounts capitalized	50,131	45,069	10,166
Capitalized stock-based compensation	696	—	—
Total stock-based compensation	$50,827	$45,069	$10,166

	Year Ended January 31,
	2022	2021	2020
Equity classified awards (1)	$49,827	$44,159	$10,166
Other awards (2)	1,000	910	—
Total stock-based compensation	$50,827	$45,069	$10,166
(1) Expense associated with equity-classified awards includes $6.1 million of ESPP expense recognized during the year ended January 31, 2022. For the year ended January 31, 2021, it includes $16.3 million recognized in connection with the secondary stock sale and $5.2 million recognized in connection with the tender offer transaction.
(2) Non-employee grant recorded over five years, representing the same period and in the same manner as if the grantor had paid cash for the services instead of paying with or using the share-based payment award.
As of January 31, 2022, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was as follows:

	January 31, 2022
	Unrecognized expense	Weighted average expense recognition period
	(in thousands)	(in years)
Stock options	$44,126	2.8
Performance share units	2,736	3.1
Restricted stock units	12,303	3.5
ESPP	9,235	0.9

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

SPRINKLR, INC.
Notes to Consolidated Financial Statements
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is using the treasury stock and method, which consider the potential impacts of outstanding stock options, RSUs, warrants, and convertible preferred stock. Under these methods, the numerator and denominator of the net loss per share calculation are adjusted for these securities if the impact of doing so increases net loss per share.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2022	2021	2020
Numerator:
Net loss	$(111,470)	$(37,970)	$(39,781)
Net loss attributable to redeemable noncontrolling interests	—	—	27
Net loss attributable to Sprinklr	(111,470)	(37,970)	(39,754)
Deemed dividend in relation to tender offer	—	(600)	—
Net loss attributable to Sprinklr common stockholders	(111,470)	(38,570)	(39,754)

Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to Sprinklr common stockholders - basic and diluted	195,020	90,378	84,343

Net income loss per Sprinklr common stockholders - basic and diluted	$(0.57)	$(0.42)	$(0.47)

Because the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020

Convertible Preferred Stock	—	120,902	102,408
Options to purchase common stock	44,355	46,455	43,752
Convertible note	—	8,653	—
Performance share units	3,175	3,100	—
Restricted stock units	1,730	450	300
ESPP	205	—	—
Deferred stock compensation plan	—	1,217	—
Warrants to purchase common stock	2,500	2,731	231
Total shares excluded from net loss per share	51,965	183,508	146,691

13. Income Taxes
The domestic and foreign component of the loss before provision for income taxes was as follows (in thousands):

SPRINKLR, INC.
Notes to Consolidated Financial Statements

	Year Ended January 31,
	2022	2021	2020
Domestic	$(123,956)	$(39,957)	$(43,461)
Foreign	19,402	5,764	7,005
Total	$(104,554)	$(34,193)	$(36,456)
The provision for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2022	2021	2020
Current tax provision
Federal	$—	$—	$(11)
State	67	102	38
Foreign	6,987	3,785	3,330
	7,054	3,887	3,357

Deferred tax expense (benefit)
Federal	$88	$85	$76
State	92	99	(98)
Foreign	(318)	(294)	(10)
	(138)	(110)	(32)
Total provision for income taxes	6,916	3,777	3,325

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate was as follows:

	Year Ended January 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of U.S. federal benefit	2.8	0.2	3.1
Foreign taxes in excess of the U.S. rate differential	(1.8)	(1.1)	(3.2)
Non-deductible expenses	(8.7)	(23.0)	(6.5)
Changes in valuation allowance	(23.9)	(16.1)	(22.3)
Excess tax benefits related to shared based compensation	4.8	10.9	2.2
Other	(0.8)	(3.0)	(3.4)
	(6.6)%	(11.1)%	(9.1)%

SPRINKLR, INC.
Notes to Consolidated Financial Statements
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2022	2021

Deferred tax assets:
Net operating loss carryforward	$105,753	$75,304
Accrued expenses	2,003	1,643
Accrued commissions	718	464
Depreciation and amortization	613	787
Allowance for doubtful accounts	656	601
Deferred revenue	4,821	7,430
Stock-based compensation	7,068	3,932
Other	686	540
Total deferred tax assets	$122,318	$90,701
Less valuation allowance	(98,093)	(73,299)
Deferred tax assets, net of valuation allowance	$24,225	$17,402
Deferred tax liabilities
Depreciation and amortization	(3,566)	(2,496)
Capitalized commission costs	(20,182)	(14,801)
Other	(287)	(20)
Total deferred tax liabilities	$(24,035)	$(17,317)
Net deferred tax assets (liabilities)	$190	$85
The income tax disclosures presented above as of January 31, 2021 and for the years ended January 31, 2021 and 2020 have been revised in connection with the immaterial corrections disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies.
At January 31, 2022, for U.S. federal income tax purposes, the Company had net operating loss carryforwards of approximately $395.4 million, which expire in fiscal 2032 through fiscal 2038. The U.S. federal net operating losses generated after December 31, 2017 do not expire and may be carried forward indefinitely. For U.S. states income tax purposes, the Company had net operating loss carryforwards of approximately $287.1 million, which expire in various years beginning from fiscal 2022 through fiscal 2042. For foreign income tax purposes, the Company had net operating loss carryforwards of approximately $14.7 million which expire beginning fiscal 2024.
Utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation as a result of an ownership change, as defined under the provisions of Section 382 of the Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. Utilization of the Company’s foreign NOL carryforwards in the future will be dependent upon the local tax law and regulation.
The Company had a valuation allowance of $98.1 million and $73.3 million as of January 31, 2022 and 2021, respectively. The Company regularly evaluates the need for a valuation allowance against its deferred tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred tax assets will be realized. Based on the weight of the available evidence, which includes the Company’s historical operating losses, and lack of taxable income, the Company provided a full valuation allowance against the deferred tax assets for the U.S. and certain international entities.

The Company has not recorded deferred income taxes and withholding taxes with respect to the undistributed earnings of its foreign subsidiaries as such earnings are determined to be reinvested indefinitely. If those earnings were repatriated, in the form of dividends or otherwise, the Company could be subject to U.S. income taxes and withholding taxes to the various foreign countries. As of January 31, 2022, the Company had $48.9 million of earnings indefinitely reinvested outside of the U.S. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the amount of tax associated with such unremitted earnings.

SPRINKLR, INC.
Notes to Consolidated Financial Statements
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company records interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.

A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits for the year ended January 31, 2022 (in thousands):

Year Ended January 31,
2022
Balance at beginning of period	$568
Tax positions taken during a prior year:
Gross increases	1,229
Gross decreases	(605)
Tax positions taken during the current year:
Gross increases	347
Balance at end of period	$1,539

As of January 31, 2021, the Company had an immaterial balance accrued related to unrecognized tax benefits and did not record additional amounts during the year ended January 31, 2021. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. In addition, the Company accrued immaterial amounts related to penalties and interest during the years ended January 31, 2022.

It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease to certain unrecognized tax benefits due to tax examination changes, settlement activities, expirations of statute of limitations, or other similar activities. Nonetheless, the Company anticipates insignificant changes to unrecognized tax benefits over the next 12 months.

The Company is subject to taxation in multiple jurisdictions in the United States and outside of the United States. The Company currently considers U.S. federal, Brazil, France, India, Japan, and the United Kingdom to be major tax jurisdictions. Tax years 2017 and forward remain open for examination for U.S. federal tax purposes and tax years 2018 and forward remain open for examination for the Company's more significant state jurisdictions. To the extent utilized in future years’ tax returns, net operating loss carryforwards from tax years 2012 and onward will remain subject to examination until the respective tax year is closed. Generally, tax authorities outside of the United States may examine the Company’s tax returns five years from the date an income tax return is filed.

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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud based software platform:

SPRINKLR, INC.
Notes to Consolidated Financial Statements

	Year Ended January 31,
	2022	2021	2020

Americas	$312,927	$253,689	$216,712
EMEA	138,553	100,057	82,773
Other	40,914	33,184	24,791
	$492,394	$386,930	$324,276
The United States was the only country that represented more than 10% of the Company's revenues, comprising of $293.1 million, $240.1 million and $204.2 million in the years ended January 31, 2022, 2021 and 2020, respectively.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of January 31, 2022 and 2021, long lived assets by geographic region were as follows:

	January 31,
	2022	2021

Americas (1)	$10,472	$6,135
EMEA	1,551	1,474
Other	2,682	1,402
	$14,705	$9,011
(1) Includes $10.2 million and $6.0 million of fixed assets held in the United States at January 31, 2022 and 2021, respectively.

15. Employee Benefit Plans
The Company provides benefit plans for its employees in the United States. The Sprinklr 401(k) Plan is available to all regular employees on the Company’s U.S. payroll on the first of the month following the employee’s one-month anniversary of employment. The Sprinklr 401(k) Plan is qualified under Section 401(k) of the Internal Revenue Code and provides employees with tax-deferred salary deductions, up to a maximum allowable limit, and alternative investment options. Employees may contribute up to 90% of their salary up to the statutory prescribed annual limit. Beginning January 1, 2019, the Company matches employee contributions to the Sprinklr 401(k) Plan up to an amount of $1,000 dependent on the Company achieving certain performance goals.
The Company’s defined contribution plan in the United Kingdom is available to all employees on the Company’s U.K. payroll in accordance with the U.K. government regulations. Under this plan, employees can defer a percentage of their paycheck to a tax-deferred account. The Company contributes as per the local statutory regulations, the amounts the Company contributed were immaterial during fiscal years ended January 31, 2022, 2021 and 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer (the “CEO”), and Chief Financial Officer (the “CFO”), as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies it judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2022. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as a result of a material weakness that existed in our internal control over financial reporting as described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of our financial statements as of and for the year ended January 31, 2022, we identified a material weakness in certain internal controls related to the implementation of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) and the ongoing monitoring of costs to obtain customer contracts considered for capitalization. We found that we did not design or maintain effective controls to identify costs to obtain customer contracts that should have been capitalized as part of the adoption of ASC 606 during fiscal years ended January 31, 2020 and 2021, as well as the interim periods through the fiscal quarter October 31, 2021. Specifically, we did not have sufficient controls in place to ensure the completeness of costs that should be capitalized as part of the adoption of ASC 606 as well as the consistent application of our capitalization policy post-adoption. As a result of this material weakness, we identified immaterial corrections and adjusted our financial statements for the years ended January 31, 2021 and 2020 to correct our accounting of the capitalized costs to obtain customer contracts.

Remediation Efforts to Address the Material Weakness

We initiated several steps to design and implement new controls to remediate this material weakness. These steps included (i) performing a quarterly completeness assessment on capitalizable costs to obtain customer contracts, and (ii) conducting a formal review of the capitalized costs calculation by management with appropriate level of knowledge and expertise with ASC 606.

While we have designed and implemented new controls to remediate this material weakness, they have not been in operation for a sufficient period of time to demonstrate that the material weaknesses have been remediated. These actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. We are committed to the continuous improvement of our internal control over financial reporting and will continue to review the internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Other than as discussed above under “—Remediation Efforts to Address the Material Weakness”, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2022 (“Proxy Statement”).
Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement.

Part IV
Item 15. Exhibit and Financial Statement Schedules
We have filed the following documents as part of this Form 10-K:
(a) Consolidated Financial Statements
The consolidated financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”
(b) Financial Statement Schedules
The financial statement schedules are omitted because they are either not applicable or the information required is presented in the consolidated financial statements and notes thereto under "Item 8. Financial Statements and Supplementary Data."
(c) Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

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

4.2	Description of the Securities of Sprinklr, Inc.
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

10.7#	Forms of Restricted Stock Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (Non-Employee Directors)
10.8#
Forms of Restricted Stock Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (U.S.) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on December 10, 2021).

10.9#
Forms of Restricted Stock Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (International) (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on December 10, 2021).

10.10#
French Sub-Plan to the Company’s 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on December 10, 2021).

10.11#
Forms of Restricted Stock Grant Notice and Award Agreement under the French Sub-Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on December 10, 2021).

10.12#
2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-257384), filed with the Commission on June 25, 2021).

10.13#
Form of Indemnity Agreement entered into by and between the Registrant and each director and executive officer (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.14#
Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.15#
Amended and Restated Employment Agreement, by and between the Registrant and Ragy Thomas, dated June 11, 2021 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.16#
Employment Agreement, by and between the Registrant and Vivek Kundra, dated April 27, 2018, and as amended on August 28, 2019 (incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.17#
Amended and Restated Employment Agreement, by and between the Registrant and Christopher Lynch, dated June 11, 2021 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.18#
Employment Agreement, by and between the Registrant and Pavitar Singh, dated September 20, 2018, and as amended on August 28, 2019 (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.19#
Employment Agreement, by and between the Registrant and Luca Lazzaron, dated September 29, 2017, and as amended on August 28, 2019 (incorporated herein by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.20#
Employment Agreement, by and between the Registrant and Daniel Haley, dated August 22, 2019 (incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.21#
Employment Agreement, by and between the Registrant and Diane Adams, dated January 25, 2018, and as amended on August 28, 2019 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.22#
Employment Agreement, by and between the Registrant and Wilson “Grad” Conn, dated March 24, 2018, and as amended on August 28, 2019 (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.23#	Employment Agreement, by and between the Registrant and Manish Sarin, dated January 12, 2022.
10.24
Credit Agreement, by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Issuing Lender, as Swingline Lender and as Administrative Agent), dated May 22, 2018 (incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.25
First Amendment to Credit Agreement, by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Issuing Lender, as Swingline Lender and as Administrative Agent), dated February 14, 2019 (incorporated herein by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.26
Second Amendment to Credit Agreement, by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Issuing Lender, as Swingline Lender and as Administrative Agent), dated May 24, 2019 (incorporated herein by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.27
Third Amendment to Credit Agreement, by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Issuing Lender, as Swingline Lender and as Administrative Agent), dated June 26, 2019 (incorporated herein by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.28
Waiver and Fourth Amendment to Credit Agreement, by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Issuing Lender, as Swingline Lender and as Administrative Agent), dated March 13, 2020 (incorporated herein by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.29
Letter Agreement, by and between the Registrant and H&F Splash Holdings IX, L.P., dated October 7, 2020 (incorporated herein by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

21.1	List of Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

# Indicates management contract or compensatory plan.
* The certifications furnished in Exhibit 32.1 are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sprinklr, Inc.

Date: April 11, 2022	By:	/s/ Ragy Thomas
Ragy Thomas
Founder, Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ragy Thomas and Manish Sarin, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAGY THOMAS	Founder, Chairman and Chief Executive Officer (Principal Executive Officer)	April 11, 2022
Ragy Thomas

/s/ MANISH SARIN	Chief Financial Officer (Principal Financial and Accounting Officer)	April 11, 2022
Manish Sarin

/s/ NEERAJ AGRAWAL	Director	April 11, 2022
Neeraj Agrawal

/s/ JOHN CHAMBERS	Director	April 11, 2022
John Chambers

/s/ CARLOS DOMINGUEZ	Director	April 11, 2022
Carlos Dominguez

/s/ EDWIN GILLIS	Director	April 11, 2022
Edwin Gillis

/s/ MATT JACOBSON	Director	April 11, 2022
Matt Jacobson

/s/ YVETTE KANOUFF	Director	April 11, 2022
Yvette Kanouff

/s/ EILEEN SCHLOSS	Director	April 11, 2022
Eileen Schloss

/s/ TARIM WASIM	Director	April 11, 2022
Tarim Wasim