Form 10-Q
period 2022-04-30
Sprinklr, Inc.
filed 2022-06-14
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of June 7, 2022, the registrant had 110,644,564 shares of Class A common stock and 147,505,043 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

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

These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses and other operating results;
•our ability to acquire new customers and successfully engage new and existing customers;
•our ability to achieve and maintain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategies for our Unified-CXM platform;
•the estimated addressable market opportunity for our Unified-CXM platform;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of public health crises, such as the ongoing COVID-19 pandemic, and geopolitical events, such as Russia’s ongoing incursion into Ukraine;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. And, while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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
ii

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	April 30, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$131,819	$321,426
Marketable securities	399,039	210,983
Accounts receivable, net of allowance for doubtful accounts of $2.8 million and $2.7 million, respectively	136,138	163,681
Prepaid expenses and other current assets	105,388	109,167
Total current assets	772,384	805,257
Property and equipment, net	15,503	14,705
Goodwill and other intangible assets	50,703	50,706
Operating lease right-of-use assets	14,756	—
Other non-current assets	46,827	49,378
Total assets	$900,173	$920,046

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$21,036	$15,802
Accrued expenses and other current liabilities	76,237	100,220
Operating lease liabilities, current	7,661	—
Deferred revenue	274,633	279,028
Total current liabilities	379,567	395,050
Deferred revenue less current portion	3,410	5,325
Deferred tax liability, long-term	1,096	1,101
Operating lease liabilities, long-term	8,305	—
Other liabilities, long-term	1,437	2,721
Total liabilities	393,815	404,197
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized as of April 30, 2022 and January 31, 2022, respectively; and 110,133,550 and 105,929,885 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	3	3
Class B common stock, $0.00003 par value, 310,000,000 shares authorized as of April 30, 2022 and January 31, 2022, respectively; and 147,811,383 and 150,551,314 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively	5	5
Treasury stock, at cost, 14,130,784 shares as of April 30, 2022 and January 31, 2022, respectively	(23,831)	(23,831)
Additional paid-in capital	1,001,102	982,122
Accumulated other comprehensive loss	(4,003)	(820)
Accumulated deficit	(466,918)	(441,630)
Total stockholders’ equity	506,358	515,849
Total liabilities and stockholders’ equity	$900,173	$920,046
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue:
Subscription	$127,320	$96,772
Professional services	17,658	14,207
Total revenue:	144,978	110,979
Costs of revenue:
Costs of subscription	25,108	21,051
Costs of professional services	16,613	10,657
Total costs of revenue	41,721	31,708
Gross profit	103,257	79,271
Operating expenses:
Research and development	17,334	13,088
Sales and marketing	86,938	60,474
General and administrative	22,113	16,207
Total operating expenses	126,385	89,769
Operating loss	(23,128)	(10,498)
Other income (expense), net	295	(2,191)
Loss before provision for income taxes	(22,833)	(12,689)
Provision for income taxes	2,455	1,804
Net loss	$(25,288)	$(14,493)

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.10)	$(0.15)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	256,903	98,217

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended April 30,
	2022	2021

Net loss	$(25,288)	$(14,493)
Foreign currency translation adjustments	(2,047)	(398)
Unrealized losses on investments	(1,136)	(2)
Total comprehensive loss	$(28,471)	$(14,893)

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at January 31, 2022	—	$—	256,481	$8	—	$—	$982,122	14,131	$(23,831)	$(820)	$(441,630)	$515,849
Stock-based compensation - equity classified awards	—	—	—	—	—	—	12,462	—	—	—	—	12,462
Exercise of stock options and release of vested restricted stock units	—	—	1,464	—	—	—	6,518	—	—	—	—	6,518
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(3,183)	—	(3,183)
Net loss	—	—	—	—	—	—	—	—	—	—	(25,288)	(25,288)
Balance at April 30, 2022	—	$—	257,945	$8	—	$—	$1,001,102	14,131	$(23,831)	$(4,003)	$(466,918)	$506,358

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at January 31, 2021	120,903	$424,992	—	$—	95,456	$4	$122,061	14,131	$(23,831)	$787	$(330,160)	$193,853
Stock-based compensation - equity classified awards	—	—	—	—	—	—	8,657	—	—	—	—	8,657
Exercise of stock options	—	—	—	—	5,692	—	8,006	—	—	—	—	8,006
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	—	—	—	—	—	—	(14,493)	(14,493)
Balance at April 30, 2021	120,903	$424,992	—	$—	101,148	$4	$138,724	14,131	$(23,831)	$387	$(344,653)	$195,623

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended April 30,
	2022	2021
Cash flow from operating activities:
Net loss	(25,288)	$(14,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,498	1,592
Bad debt expense	114	(477)
Stock-based compensation expense, net of amounts capitalized	12,514	8,906
Non-cash interest paid in kind and discount amortization	—	2,015
Noncash lease expense	1,457	—
Deferred income taxes	—	1
Other noncash items, net	(547)	(519)
Changes in operating assets and liabilities:
Accounts receivable	27,418	23,926
Prepaid expenses and other current assets	3,579	(687)
Other noncurrent assets	2,411	(14,848)
Accounts payable	5,167	(1,182)
Accrued expenses and other current liabilities	(11,320)	(13,069)
Litigation settlement	(12,000)	—
Deferred revenue	(6,094)	(1,457)
Other liabilities	(2,819)	(109)
Net cash used in operating activities	(2,910)	(10,401)
Cash flow from investing activities:
Purchases of marketable securities	(192,634)	—
Sales of marketable securities	—	—
Maturities of marketable securities	3,441	20,860
Purchases of property and equipment	(638)	(1,164)
Capitalized internal-use software	(2,288)	(1,034)
Net cash provided by (used in) investing activities	(192,119)	18,662
Cash flow from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	6,518	8,006
Net cash provided by financing activities	6,518	8,006
Effect of exchange rate fluctuations on cash and cash equivalents	(1,096)	(115)
Net change in cash and cash equivalents	(189,607)	16,152
Cash and cash equivalents at beginning of period	321,426	68,037
Cash and cash equivalents at end of period	$131,819	$84,189

	Three months ended April 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,256	$877
Supplemental disclosure for noncash investing and financing
Stock-based compensation expense capitalized in internal-use software	198	—
Accrued purchases of property and equipment	138	317
Right of use assets obtained in exchange for operating lease liabilities	2,763	—
Accrued for asset retirement obligations	—	8
Deferred offering costs included in accounts payable and accrued liabilities	—	1,850
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

The Company was incorporated in Delaware in 2011 and is headquartered in New York, New York, USA with 17 operating subsidiaries globally.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission, (the “SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2022, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for the year ending January 31, 2023 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended January 31, 2022 in the Company’s Annual Report on Form 10-K (the “2022 10-K”) filed with the SEC on April 11, 2022.
Other than the adoption of the lease accounting requirements of Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), there have been no material changes in the significant accounting policies as described in the Company’s consolidated financial statements for the fiscal year ended January 31, 2022 included in the 2022 10-K.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Immaterial Corrections to Prior Periods
In the fourth quarter of fiscal year 2022, the Company identified immaterial corrections to prior periods related to capitalized costs to obtain customer contracts in connection with the adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”), and the ongoing monitoring of costs to obtain customer contracts considered for capitalization. The Company has evaluated the effects of these corrections on the previously issued condensed consolidated financial statements, individually and in aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Although the Company has concluded such corrections to be immaterial to its previously issued financial statements, the cumulative effect would be material if corrected in the fourth quarter of fiscal year 2022. Accordingly, the Company has revised the condensed consolidated financial statements for the prior periods presented herein.
A summary of the effect of the corrections on the condensed consolidated statements of operations for the three months ended April 30, 2021 were as follows (in thousands, except per share data):

	Three Months Ended April 30, 2021
	As reported	Corrections	As Adjusted
Operating expenses:
Research and development	$13,128	$(40)	$13,088
Sales and marketing	60,638	(164)	60,474
Total operating expenses	89,973	(204)	89,769
Operating loss	(10,702)	204	(10,498)
Loss before provision for income taxes	(12,893)	204	(12,689)
Net loss	(14,697)	204	(14,493)
Net loss per share attributable to Class A and Class B stockholders, basic and diluted	$(0.15)	$—	$(0.15)
A summary of the effect of the corrections on the condensed consolidated statements of cash flows for the three months ended April 30, 2021 were as follows (in thousands):

	Three Months Ended April 30, 2021
	As reported	Corrections	As Adjusted
Net loss	(14,697)	204	(14,493)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(529)	(158)	(687)
Other non-current assets	(14,802)	(46)	(14,848)
For all periods in which the Company corrected net loss, the Company made corresponding corrections to net loss and comprehensive loss, in the condensed consolidated statements of comprehensive loss and to net loss, accumulated deficit and total stockholders’ equity in the condensed consolidated statements of stockholders’ equity.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Segments
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
Leases
On February 1, 2022, the Company adopted the lease accounting requirements of Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). Under Topic 842, the Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases. As of April 30, 2022, the Company did not have any finance leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the minimum lease payments over the lease term. The Company utilizes certain practical expedients and policy elections available under Topic 842. Leases with an initial term of 12 months or less are not recognized on the balance sheet. Additionally, the Company has elected not to separate lease components from non-lease components for all asset classes. Non-lease components that are not fixed are expensed as incurred as variable lease costs. The Company uses the incremental borrowing rate based on information available at the commencement date in determining the present value of future lease payments. The rate is an estimate of the collateralized borrowing rate the Company would incur on future lease payments over a similar term.
The Company leases facilities under non-cancelable operating lease agreements. Certain of the operating lease agreements contain rent concessions and rent escalations that are included in the present value calculation of minimum lease payments. Topic 842 requires that operating leases recognize expense on a straight-line basis over the lease term. The lease term begins on the date the Company has the right to use the leased property. Lease terms may include options to extend or terminate the lease. These options are included in the ROU asset and lease liability when it is reasonably certain that the option will be exercised. The Company's lease agreements do not contain residual value guarantees or covenants.
Prior to the February 1, 2022 adoption of Topic 842, ROU asset and lease liabilities were not recognized for operating leases. Rent concessions and rent escalation provisions were considered in determining the straight-line rent expense to be recovered over the lease term.
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
No single customer accounted for more than 10% of total revenue in the three months ended April 30, 2022 and 2021.
In addition, the Company relies upon third-party hosted infrastructure partners globally to serve customers and operate certain aspects of its services, such as environments for development testing, training, sales demonstrations, and production usage. Given this, any disruption of or interference at the Company's hosted infrastructure partners would impact the Company’s operations and could adversely impact its business.
Revenue Recognition
The Company accounts for revenue in accordance with ASC 606. For further discussion of the Company’s accounting policies related to revenue see Note 3, Revenue Recognition.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company estimates fair value of its restricted stock units (“RSU”) based on the fair value of the underlying common stock, net of estimated forfeitures. Subsequent to the Company’s initial public offering (“IPO”) in June 2021, the Company determines the fair value using the closing price of its Class A common stock as reported on the date of grant.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), and additional changes, modifications, clarifications or interpretations related to this guidance thereafter (“ASU 2016-02”). ASU 2016-02 requires a reporting entity to recognize ROU assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. Effective February 1, 2022, the Company adopted the standard and elected the package of transition practical expedients that allowed the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases; (ii) the classification for any expired or existing leases; and (iii) initial direct costs for existing leases. Additionally, the Company elected the practical expedient of not separate lease components from non-lease components for all asset classes. The Company also made an accounting policy election not to record ROU assets or lease liabilities for leases with an initial term of 12 months or less and will recognize payments for such leases in its consolidated statement of operation on a straight-line basis over the lease term. The Company recorded lease liabilities and corresponding ROU assets of approximately $14 million upon adoption of this standard.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

3. Revenue Recognition
The Company derives its revenues primarily from (i) subscription revenue, which consists of subscription fees from customers accessing the Company’s cloud-based software platform and applications, as well as related customer support services; and (ii) professional services revenue, which consists of fees associated with providing services that educate and assist the Company’s customers with the configuration and optimization of the Company’s software platform and applications. Professional services revenue also includes managed services fees where the Company’s consultants work as part of its customers’ teams to help leverage the subscription service to execute on their customer experience management goals.

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

Costs to Obtain Customer Contracts

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit. The Company determines the period of benefit by taking into consideration the length of its customer contracts, customer relationship period, technology lifecycle, and other factors. The Company has historically estimated such period of benefit to be three years. During the first quarter of fiscal 2023, the Company updated the period of benefit, noting that recent customer relationship periods extended to an average period of five years. Accordingly, the Company noted a change in estimate of the amortization period of these costs and will prospectively amortize over a period of benefit of five years. Sales commissions paid for renewals are not commensurate with commissions paid on the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Amortization expense is recorded in sales and marketing expense within the Company’s condensed consolidated statement of operations. The change in amortization period resulted in an immaterial impact to sales and marketing expense for the three months ended April 30, 2022.

Capitalized costs to obtain customer contracts as of April 30, 2022 were $81.7 million, of which $39.9 million is included in prepaid expenses and other current assets and $41.8 million within other non-current assets.

Capitalized costs to obtain customer contracts as of January 31, 2022 were $83.0 million, of which $40.7 million is included in prepaid expenses and other current assets and $42.3 million within other non-current assets.

During the three months ended April 30, 2022 and 2021, the Company amortized $11.0 million and $8.1 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
The prior period amounts reflect immaterial corrections related to capitalized costs to obtain customer contracts. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for more information regarding immaterial corrections to prior periods.

Deferred Revenue

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. The Company recognized revenue of $113.4 million and $90.5 million for the three months ended April 30, 2022 and 2021, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. At April 30, 2022 and January 31, 2022, contract assets were $3.6 million and $3.2 million, respectively, and were included in prepaid expenses and other current assets.

Remaining Performance Obligation

Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. As of April 30, 2022, the Company’s RPO was $585.8 million, approximately $412.5 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenues
The Company disaggregates its revenue from contracts with customers by geographic location and market, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors. Refer to Note 13, Geographic Information, for revenue by geographic location.

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	April 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair value
Corporate bonds	$141,169	$—	$(833)	$140,336
U.S. government and agency securities	162,416	—	(348)	162,068
Commercial paper	91,807	—	(154)	91,653
Certificate of deposit	4,982	—	—	4,982
Marketable securities	$400,374	$—	$(1,335)	$399,039

	January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair value
Corporate bonds	$124,639	$1	$(163)	$124,477
U.S. government and agency securities	37,725	—	(35)	37,690
Commercial paper	48,818	—	(2)	48,816
Marketable securities	$211,182	$1	$(200)	$210,983
As of April 30, 2022 and January 31, 2022, the maturities of available-for-sale marketable securities did not exceed 12 months.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of April 30, 2022 and January 31, 2022, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	April 30, 2022				January 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents:
Money market funds	$57,273	$—	$—	$57,273	$281,091	$—	$—	$281,091
Marketable Securities:
Corporate bonds	—	140,336	—	140,336	—	124,477	—	124,477
U.S. government and agency securities	—	162,068	—	162,068	—	37,690	—	37,690
Commercial paper	—	91,653	—	91,653	—	48,816	—	48,816
Certificate of deposit	—	4,982	—	4,982	—	—	—	—
Total financial assets	$57,273	$399,039	$—	$456,312	$281,091	$210,983	$—	$492,074
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
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of April 30, 2022 and January 31, 2022, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments, as it believes that any such losses would be immaterial based on the high-grade credit rating for each of its marketable securities as of the end of each period.

6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Prepaid hosting and data costs	$41,758	$46,513
Prepaid software costs	6,667	5,765
Capitalized commissions costs, current portion	39,871	40,695
Prepaid insurance	770	2,118
Contract assets	3,591	3,161
Other	12,731	10,915
Prepaid expenses and other current assets	$105,388	$109,167

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Computer equipment	$13,628	$13,544
Office furniture and other	1,255	1,256
Leasehold improvements	3,799	3,930
Less accumulated depreciation and amortization	(12,908)	(12,433)
Total fixed assets, net	5,773	6,297
Capitalized internal-use software	25,551	23,065
Less accumulated amortization	(15,821)	(14,657)
Total capitalized internal-use software	9,730	8,408
Property and equipment, net	$15,503	$14,705
Depreciation and amortization expense for property and equipment was $1.2 million and $0.8 million in the three months ended April 30, 2022 and 2021, respectively.
Amortization expense for capitalized internal-use software was $1.1 million and $0.7 million in the three months ended April 30, 2022 and 2021, respectively.
The Company capitalized internal-use software costs, including stock-based compensation, of $2.5 million and $1.0 million in the three months ended April 30, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Bonuses	$6,740	$22,622
Commissions	8,382	16,496
Employee liabilities (1)	26,612	21,668
Accrued litigation settlement (2)	—	12,000
Purchased media costs (3)	2,934	3,227
Accrued sales and use tax liability	5,984	6,935
Accrued income taxes	4,064	2,559
Professional services	1,424	1,062
Other	20,097	13,651
	$76,237	$100,220
(1) Includes $5.3 million and $2.3 million of accrued employee contributions under the Company's 2021 Employee Stock Purchase Plan (“ESPP”) at April 30, 2022 and January 31, 2022, respectively.
(2) On February 25, 2022, the Company and Opal Labs Inc. (“Opal”) agreed to settle all outstanding claims with respect to Opal's complaints alleging breach of contract and violation of Oregon's Uniform Trade Secrets Acts, among other claims.
(3) Purchased media costs consist of amounts owed to the Company’s vendors for the purchase of advertising space on behalf of its customers.

7. Leases

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. There are no finance leases.
The components of lease expense were as follows (in thousands):

Three Months Ended April 30, 2022
Operating lease cost	$1,847
Variable lease cost	7
Short-term lease cost	188
Total lease cost	$2,042
Supplemental cash flow and balance sheet information related to operating leases is as follows (in thousands):

April 30, 2022
Cash flow information
Operating cash flows paid for operating leases	$1,678

Balance sheet information
Operating lease right-of-use assets	$14,756

Operating lease liabilities, current	7,661
Operating lease liabilities, long-term	8,305
Total operating lease liabilities	$15,966
Other information related to leases was as follows:

April 30, 2022
Weighted average remaining lease term	2.7 years
Weighted average discount rate	10.9%
As of April 30, 2022, the maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, was as follows (in thousands):

April 30, 2022
Remainder of 2023	$6,322
2024	6,994
2025	2,520
2026	1,413
2027	1,208
Thereafter	—
Total minimum lease payments	18,457
Less: imputed interest	(2,491)
Total	$15,966
Rent expense for operating leases for the three months ended April 30, 2021, which were accounted for under ASC 840, Leases (“ASC 840”), was $1.6 million.
As previously disclosed in the Company's consolidated financial statements as of and for the year ended January 31, 2022 and under the previous lease accounting standard, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Fiscal year ended January 31,
2023	$9,676
2024	8,036
2025	3,165
2026	2,034
2027 and thereafter	1,726
Total	$24,637

8. Credit Agreement
The Company maintains a credit agreement with Silicon Valley Bank (the “SVB Credit Facility”). Under the terms of the SVB Credit Facility, the Company can borrow up to $50.0 million on its revolving credit loan facility on its revolving credit loan facility at the higher of prime interest rate plus 0.25% or federal funds effective rate plus 0.50% plus 0.25%. The SVB Credit Facility, which expires on June 21, 2022, requires the Company to maintain certain monthly adjusted quick ratio and quarterly minimum consolidated adjusted earnings before income taxes, depreciation and amortization. As of April 30, 2022 and January 31, 2022, the Company had no amounts outstanding under the SVB Credit Facility.

9. Commitments and Contingencies
Letters of Credit
As of April 30, 2022 and January 31, 2022, the Company had an aggregate availability of $0.7 million and $0.7 million, respectively, under letters of credit primarily related to one of its leases. The Company has not drawn down on these letters of credit as of April 30, 2022.
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

On September 7, 2017, a complaint was filed by Opal against the Company in the Circuit Court of the State of Oregon, alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act, among other claims. On September 5, 2018, the case was moved from state court to federal court on the Company’s motion. On February 25, 2022, the Company and Opal agreed to settle all outstanding claims with respect to Opal’s complaints. On March 1, 2022, the court dismissed all of Opal’s claims with prejudice. The Company and Opal finalized the settlement on March 15, 2022, which was accrued as of January 31, 2022 and paid on March 30, 2022.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
10. Stock-Based Compensation
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the Plan for the three months ended April 30, 2022 is as follows:

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual life
	(in thousands)		(in years)
Outstanding as of January 31, 2022	44,355	6.23	7.8
Exercised	(1,404)	4.56
Cancelled/forfeited	(1,886)	7.73
Outstanding as of April 30, 2022	41,065	6.22	7.4

Exercisable as of April 30, 2022	23,185	$5.07	7.0
Vested and expected to vest as of April 30, 2022	36,146	$5.87	7.3

Restricted Stock Units
A summary of the Company’s RSU award activity was as follows:

	Number of restricted shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2022	1,730	$14.67
Granted	6,537	13.19
Released	(60)	9.07
Cancelled/forfeited	(115)	13.39
Outstanding as of April 30, 2022	8,092	$13.56
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Costs of subscription	$408	$378
Costs of professional services	623	284
Research and development	2,348	1,229
Sales and marketing	5,856	4,201
General and administrative	3,279	2,814
Stock-based compensation, net of amounts capitalized	12,514	8,906
Capitalized stock-based compensation	198	—
Total stock-based compensation	$12,712	$8,906

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended April 30,
	2022	2021
Equity classified awards	$12,462	$8,656
Other awards (1)	250	250
	$12,712	$8,906
(1) Nonemployee grant recorded over five years, representing the same period and in the same manner as if the grantor had paid cash for the services instead of paying with or using the share-based payment award.

As of April 30, 2022, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was as follows:

	April 30, 2022
	Unrecognized expense	Weighted average expense recognition period
	(in thousands)	(in years)
Stock options	$36,515	2.6
Performance share units	2,110	2.8
Restricted stock units	52,714	3.8
ESPP	5,460	0.6

11. Net Loss Per Share
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

Following the Company’s IPO in June 2021, the Company has two classes of common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. All shares of the Company’s capital stock outstanding immediately prior to the Company’s IPO, including all shares held by executive officers, directors and their respective affiliates, and all shares issuable on the conversion of outstanding convertible preferred stock, were converted into shares of the Company’s Class B common stock immediately prior to the completion of the offering. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both individual and combined basis.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2022	2021
Net loss per share - basic and diluted:
Numerator:
Net loss attributable to Class A and Class B common stockholders	$(25,288)	$(14,493)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	256,903	98,217
Net loss per common share attributable to Class A and Class B common stockholders - basic and diluted	$(0.10)	$(0.15)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	2022	2021
Convertible Preferred Stock	—	120,902
Options to purchase common stock	41,065	48,310
Convertible note	—	9,113
Performance share units	2,625	3,100
Restricted stock units	8,092	450
ESPP	388	—
Deferred stock compensation plan	—	1,628
Warrants to purchase common stock	2,500	2,731
Total shares excluded from net (loss) income per share	54,670	186,234

12. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended April 30, 2022 and 2021, the Company recorded an income tax expense of $2.5 million and $1.8 million, respectively.
The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets, partially offset by state taxes and the foreign tax rate differential on non-U.S. income.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence. As of April 30, 2022, the Company continues to maintain a full valuation allowance against the deferred tax assets for the U.S. and certain international entities.

During the three months ended April 30, 2022, the Company recorded a $0.1 million reserve related to unrecognized tax benefits.

13. Geographic Information
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform (in thousands):

	Three Months Ended April 30,
	2022	2021
Americas	$93,538	$71,312
EMEA	40,733	30,565
Other	10,707	9,102
	$144,978	$110,979
The United States was the only country that represented more than 10% of the Company’s revenues in the three months ended April 30, 2022 and 2021, respectively, comprising of $87.6 million and $66.6 million, respectively.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of April 30, 2022 and January 31, 2022, long lived assets by geographic region were as follows (in thousands):

	April 30, 2022	January 31, 2022

Americas (1)	$11,637	$10,472
EMEA	1,344	1,551
Other	2,522	2,682
	$15,503	$14,705
(1) Includes $11.4 million and $10.2 million of fixed assets held in the United States at April 30, 2022 and January 31, 2022, respectively.

14. Related Party Transactions
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, our Founder, Chairman and Chief Executive Officer, in connection with the provision of digital training services to the Company's employees and certain Sprinklr customers. The Company has paid approximately $0.4 million to Lyearn in connection with the provision of these services for the three months ended April 30, 2022. There were no payments under this arrangement during the three months ended April 30, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “2022 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 60 countries and use our AI powered CXM platform which recognizes over 50 languages. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of April 30, 2022, we had 90 large customers compared to 69 as of April 30, 2021.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decision.

RPO and cRPO

Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in the next twelve months. The aggregate transaction price of RPO expected to be recognized as revenue was $585.8 million and $436.4 million as of April 30, 2022 and January 31, 2022, respectively. The aggregate transaction price of cRPO expected to be recognized as revenue in the next twelve months was $412.5 million and $318.4 million as of April 30, 2022 and 2021, respectively.

Net Dollar Expansion Rate

We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the prior 12-month period by (ii) subscription revenue from the same customers in the prior 12-month period. Our net dollar expansion rate, on a trailing 12-month basis, was 123% and 114% for the 12-month periods ending April 30, 2022 and 2021, respectively.

Impact of COVID-19

In response to the ongoing COVID-19 pandemic, we have taken broad actions to mitigate the impact of this public health crisis on our business, including, among other measures, implementing a work from home policy across all offices globally, new operating guidelines for our offices based on local conditions, restrictions on work-related travel, and additional wellness benefits for employees. In addition, our customers and partners have similarly been impacted, all of which have the potential to result in a significant disruption to how we operate our business. Although we believe that our business is well-suited to navigate the current environment, the ultimate duration and extent of the COVID-19 pandemic, including with respect to variants of COVID-19, cannot be accurately predicted at this time, and the direct or indirect impact on our business, results of operations, and financial condition will depend on future developments that are highly uncertain. We have experienced, and may continue to experience, an adverse impact on certain parts of our business. The conditions caused by the pandemic have adversely affected or may in the future adversely affect, among other things, demand, spending by new customers, renewal and retention rates of existing customers, the length of our sales cycles, sales productivity, the value and duration of subscriptions, collections of accounts receivable, our IT and other expenses, our ability to recruit, and the ability of our employees to travel, all of which could adversely affect our business, results of operations, and financial condition. See the section titled “Risk Factors” for further discussion of the challenges and risks we have encountered and could encounter related to the COVID-19 pandemic.
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

Results of Operations
Our historical results have been retroactively revised to reflect immaterial corrections related to capitalized costs to obtain customer contracts. These revisions ensure comparability across all periods reflected herein. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included elsewhere in this Form 10-Q for more information regarding immaterial corrections to prior periods.
The following table sets forth our condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended April 30,
	2022	2021
Revenue:
Subscription	$127,320	$96,772
Professional services	17,658	14,207
Total revenue:	144,978	110,979
Costs of revenue:
Costs of subscription (1)	25,108	21,051
Costs of professional services (1)	16,613	10,657
Total costs of revenue	41,721	31,708
Gross profit	103,257	79,271
Operating expenses:
Research and development (1)	17,334	13,088
Sales and marketing (1)(2)	86,938	60,474
General and administrative (1)	22,113	16,207
Total operating expenses	126,385	89,769
Operating loss	(23,128)	(10,498)
Other income (expense), net	295	(2,191)
Loss before provision for income taxes	(22,833)	(12,689)
Provision for income taxes	2,455	1,804
Net loss	$(25,288)	$(14,493)

(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended April 30,
	2022	2021

Costs of subscription	$408	$378
Costs of professional services	623	284
Research and development	2,348	1,229
Sales and marketing	5,856	4,201
General and administrative	3,279	2,814
Stock-based compensation expense, net of amounts capitalized	$12,514	$8,906

(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended April 30,
	2022	2021

Sales and marketing	$133	$82
Total amortization of acquired intangible assets	$133	$82
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended April 30,
	2022	2021
Revenue:
Subscription	88%	87%
Professional services	12%	13%
Total revenue:	100%	100%
Costs of revenue:
Costs of subscription	17%	19%
Costs of professional services	11%	10%
Total costs of revenue	29%	29%

Operating expenses:
Research and development	12%	12%
Sales and marketing	60%	54%
General and administrative	15%	15%
Total operating expenses	87%	81%
Operating loss	(16)%	(9)%
Other income (expense), net	0%	(2)%
Loss before provision for income taxes	(16)%	(11)%
Provision for income taxes	2%	2%
Net loss	(17)%	(13)%

Comparison of the Three Months Ended April 30, 2022 and 2021
Revenue

	Three Months Ended April 30,
	2022	2021	Change
	(dollars in thousands)
Subscription	$127,320	$96,772	$30,548	32%
Professional services	17,658	14,207	3,451	24%
Total revenue:	$144,978	$110,979	$33,999	31%
Total revenue increased $34.0 million, or 31%, in the three months ended April 30, 2022, compared to the three months ended April 30, 2021, and was comprised of an increase in subscription revenue of $30.5 million, or 32%, and an increase in professional services of $3.5 million, or 24%.

The increase in subscription revenue for the three months ended April 30, 2022, compared to the three months ended April 30, 2021 was due primarily to increased demand for our solutions from new customers and an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and the purchase of additional solutions within our platform.
The increase in professional services revenues for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, was primarily due to an increase in enablement and managed services performed in the three months ended April 30, 2022 compared to the prior year period.

Costs of Revenue and Gross Margin

	Three Months Ended April 30,
	2022	2021	Change
	(dollars in thousands)
Costs of subscription revenue	$25,108	$21,051	$4,057	19%
Costs of professional services revenue	16,613	10,657	5,956	56%
Total costs of revenues	$41,721	$31,708	$10,013	32%
Gross margin - subscription	80%	78%
Gross margin - professional services	6%	25%

Total costs of revenue increased $10.0 million, or 32%, in the three months ended April 30, 2022, compared to the three months ended April 30, 2021, which included an increase in costs of subscription revenue of $4.1 million and an increase in costs of professional services of $6.0 million.

Costs of subscription revenue was $25.1 million for the three months ended April 30, 2022, compared to $21.1 million for the three months ended April 30, 2021, an increase of $4.1 million, or 19%. The increase in costs of subscription revenue was due primarily to an $3.0 million increase in the costs to host our software platform related to third-party cloud infrastructure necessary to meet our increased customer demand, a $0.4 million increase in amortization of capitalized internal-use software, and a $0.3 million increase in in personnel costs.

Our subscription gross margin increased by 2 percentage points in the three months ended April 30, 2022, compared to the three months ended April 30, 2021, primarily as a result of increased revenue.

Costs of professional services revenue was $16.6 million for the three months ended April 30, 2022, compared to $10.7 million for the three months ended April 30, 2021, an increase of $6.0 million, or 56%. Within cost of professional services revenue, personnel costs increased $3.8 million largely due to increased headcount of professional services employees and a $1.5 million increase in subcontractor costs.

Our professional services gross margin decreased by 19 percentage points in the three months ended April 30, 2022. Our gross margin in professional services in the three months ended April 30, 2022 was primarily the result of the investments we made in personnel. We generally increase our capacity in professional services ahead of expected growth in revenue, which can result in low margins in the given investment period. We expect that our professional services gross margin will vary from period to period and generally increase modestly over the long-term.

Research and Development Expense

	Three Months Ended April 30,
	2022	2021	Change
	(dollars in thousands)
Research and development	$17,334	$13,088	$4,246	32%
% of revenue	12%	12%

Research and development expense increased $4.2 million, or 32%, in the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The increase was primarily due to a $5.0 million increase in research and development personnel costs primarily due to increased headcount of research and development employees as we continue to add to and enhance our product, which included a $1.1 million increase in stock-based compensation, a $0.2 million increase in software-related costs and a $0.2 million increase in travel-related costs. These increases were partially offset by a $1.3 million increase in research and development costs that were capitalized.

Sales and Marketing Expense

	Three Months Ended April 30,
	2022	2021	Change
	(dollars in thousands)
Sales and marketing	$86,938	$60,474	$26,464	44%
% of revenue	60%	54%

Sales and marketing expense increased $26.5 million, or 44%, in the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The increase was primarily due to a $16.5 million increase in personnel costs primarily due to increased headcount of sales and marketing employees to support growth, which included a $2.4 million increase in amortization of capitalized costs to obtain customer contracts, a $2.4 million increase in meetings and travel-related costs due to return to office and increase in-person meetings, a $2.2 million increase in recruiting-related costs, a $1.7 million increase in stock-based compensation, a $1.4 million increase in marketing expenses, a $0.8 million increase in rent-related costs, a $0.8 million increase in insurance-related costs, and a $0.5 million increase in bad debt expense.

General and Administrative Expense

	Three Months Ended April 30,
	2022	2021	Change
	(dollars in thousands)
General and administrative	$22,113	$16,207	$5,906	36%
% of revenue	15%	15%

General and administrative expense increased $5.9 million, or 36%, in the three months ended April 30, 2022 compared to the three months ended April 30, 2021. The increase was primarily due to a $4.5 million increase in general and administrative employee personnel costs, which included a $0.5 million increase in stock-based compensation, a $0.5 million increase in recruiting costs, a $0.2 million increase in travel-related costs, a $0.2 million increase in rent-related costs, and a $0.2 million increase in insurance-related costs.

Other Income (Expense), Net

	Three Months Ended April 30,
	2022	2021	Change
	(dollars in thousands)
Other income (expense), net	$295	$(2,191)	$(2,486)	(113)%
% of revenue	—%	(2)%
Other income (expense), net decreased $2.5 million, or 113%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The decrease was primarily attributable to a $2.1 million decrease in foreign currency transaction losses, as well as $0.4 million increase in interest income from our marketable securities.
Provision for Income Taxes

	Three Months Ended April 30,
	2022	2021	Change
	(dollars in thousands)
Provision for income taxes	$2,455	$1,804	$651	36%
% of revenue	2%	2%
Provision for income taxes increased $0.7 million, or 36%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The increase in the income tax expense for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, was related to a higher foreign income tax liability on our non-U.S. subsidiaries.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe that the following non-GAAP financial measures are useful in evaluating our operating performance:
•Non-GAAP gross profit and non-GAAP gross margin;
•Non-GAAP operating loss; and
•Non-GAAP net loss and non-GAAP net loss per share.

We define these non-GAAP financial measures as the respective GAAP measures, excluding, as applicable, stock-based compensation expense-related charges and amortization of acquired intangible assets. We believe that it is useful to exclude stock-based compensation expense-related charges and amortization of acquired intangible assets in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies over multiple periods. We also exclude charges on litigation settlements that are considered to be non-ordinary course, as we do not consider such losses to be indicative of our core business.

In addition, we believe that free cash flow and adjusted free cash flow also are useful non-GAAP financial measures. Free cash flow is defined as net cash used in operating activities less cash used for purchases of property and equipment and capitalized internal-use software. Adjusted free cash flow is defined as free cash flow adjusted for certain non-ordinary course cash outflow, including litigation settlements. We exclude certain non-ordinary course cash outflows, as we do not consider such cash outflows to be indicative of our core business. We believe that free cash flow and adjusted free cash flow are useful indicators of liquidity, as they measure our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments. We expect our free cash flow and adjusted free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. We typically experience higher billings in the fourth quarter compared to other quarters and experience higher collections of accounts receivable in the first half of the year, which results in a decrease in accounts receivable in the first half of the year.

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

A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP:

	Three Months Ended April 30,
	2022	2021
Non-GAAP gross profit and non-GAAP gross margin:
GAAP gross profit	$103,257	$79,271
Stock-based compensation expense-related charges	1,031	662
Non-GAAP gross profit	$104,288	$79,933
Gross margin	71%	71%
Non-GAAP gross margin	72%	72%

Non-GAAP operating loss:
GAAP operating loss	$(23,128)	$(10,498)
Stock-based compensation expense-related charges	12,703	8,906
Amortization of acquired intangible assets	133	82
Non-GAAP operating loss	$(10,292)	$(1,510)

Non-GAAP net loss and non-GAAP net loss per share:
GAAP net loss:	$(25,288)	$(14,493)
Stock-based compensation expense-related charges	12,703	8,906
Amortization of acquired intangible assets	133	82
Non-GAAP net loss	$(12,452)	$(5,505)
Weighted-average shares outstanding used in computing net loss per share attributable to Class A and Class B common stockholders - basic	256,903	98,217
Non-GAAP net loss per common share attributable to Class A and Class B common stockholders	$(0.05)	$(0.06)

Free cash flow and adjusted free cash flow:
Net cash used in operating activities	$(2,910)	$(10,401)
Purchase of property and equipment	(638)	(1,164)
Capitalized internal-use software	(2,288)	(1,034)
Free cash flow	(5,836)	(12,599)
Litigation settlement	12,000	—
Adjusted free cash flow	$6,164	$(12,599)

Liquidity and Capital Resources
Overview
As of April 30, 2022, our principal sources of liquidity were $131.8 million of cash and cash equivalents, $399.0 million of highly liquid marketable securities and an available line of credit of $50.0 million under our revolving credit facility. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.

SVB Credit Facility

We maintain a credit agreement with Silicon Valley Bank (the “SVB Credit Facility”). Under the terms of the SVB Credit Facility, we can borrow up to $50.0 million on our revolving credit loan facility at the higher of prime interest rate plus 0.25% or federal funds effective rate plus 0.50% plus 0.25%. The SVB Credit Facility, which expires on June 21, 2022, requires that we maintain certain monthly adjusted quick ratio and quarterly minimum consolidated adjusted earnings before income taxes, depreciation and amortization. As of April 30, 2022, we had no amounts outstanding under the SVB Credit Facility.

Material Cash Requirements

Our expected material cash requirements comprise of contractually obligated expenditures. We have agreements in place with data and service providers that require us to make certain minimum guaranteed purchase commitments through fiscal year 2026 which totaled $156.3 million as of April 30, 2022. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2027. Under the terms of the leases, we are responsible for certain operating expenses, such as insurance, property taxes, and maintenance expenses. Future minimum lease payments under non-cancelable operating leases totaled $18.5 million as of April 30, 2022.

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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended April 30,
	2022	2021

Net cash used in operating activities	$(2,910)	$(10,401)
Net cash (used in) provided by investing activities	(192,119)	18,662
Net cash provided by financing activities	6,518	8,006
Our net loss and cash flows used in operating activities are influenced significantly by our investments in headcount to support growth and in costs of revenue to deliver our services. In recent periods, our net loss generally has been greater than our use of cash for operating activities due to our subscription-based revenue model in which billings occur in advance of revenue recognition, as well as the amount of non-cash charges that we incur. Non-cash charges primarily include depreciation and amortization, stock-based compensation, non-cash interest associated with our convertible debt and deferred taxes. Our largest source of operating cash is cash collections from customers using our Unified-CXM Platform and related services. Our primary uses of cash from operating activities are for employee-related costs, costs to deliver our revenue and marketing expenses.
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
Operating Activities
For the three months ended April 30, 2022, cash used in operating activities was $2.9 million resulting from net loss of $25.3 million, adjusted for non-cash expenses of $16.0 million, and $6.3 million of net cash flows provided as a result of changes in operating assets and liabilities. The $6.3 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $27.4 million decrease in accounts receivable due to increased collections, a $5.2 million increase in accounts payable due timing of vendor payments, a $3.6 million decrease in prepaid expenses and other current assets due to decrease in prepaid hosting and data costs, and a $2.4 million decrease in other non-current assets. These increases to cash flow from operations were partially offset by a $11.3 million decrease in accrued expenses and other current liabilities primarily due to the bonus and commission payments, a $12.0 million payment related to the litigation settlement, a $6.1 million decrease in deferred revenue as a result of the revenue recognized on the deferred revenue balances at the beginning of the fiscal year, and a $2.8 million decrease in other liabilities.
For the three months ended April 30, 2021, cash used in operations was $10.4 million resulting from net loss of $14.5 million largely offset by net non-cash expenses of $11.5 million and $7.4 million net cash flow used as a result of changes in operating assets and liabilities. The $7.4 million of net cash flows used as a result of changes in our operating assets and liabilities was primarily driven a $14.8 million increase in other noncurrent assets due primarily to prepayments made to third-party infrastructure partners for periods extending beyond one year, a $13.1 million decrease in accrued expenses and other current liabilities, a $1.5 million decrease in deferred revenue resulting primarily from recognition of prior deferred revenue, a $1.2 million increase in accounts payable, and a $0.7 million increase in prepaid expenses and other current assets. These increases to cash flow from operations were partially offset by a $23.9 million decrease in accounts receivable.
Investing Activities
For the three months ended April 30, 2022, cash used in investing activities was $192.1 million and was primarily the result of $192.6 million of purchases of marketable securities, $2.3 million in capitalized internal-use software costs, and $0.6 million in capital expenditures. These decreases to cash flow from investing activities were partially offset by $3.4 million of maturities of marketable securities.
For the three months ended April 30, 2021, cash provided by investing activities was $18.7 million and was largely due to $20.9 million of maturities of marketable securities. This increase to cash flow from investing activity was partially offset by $1.2 million in capital expenditures and $1.0 million in capitalized internal-use software costs.

Financing Activities

Our financing activities consist primarily of proceeds from debt and equity financings and exercises of stock options, offset by repayments of debt and repurchase of capital stock.

Net cash provided by financing activities for the three months ended April 30, 2022 and 2021, consisted solely of proceeds from the exercise of stock options of $6.5 million and $8.0 million, respectively.

Critical Accounting Estimates

Our interim condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition, stock-based compensation expense and income taxes. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included in Part I, Item 1 of this Form 10-Q for a discussion of our significant accounting policies. There have been no material changes to our critical accounting policies and accounting estimates as compared to those disclosed in the 2022 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) foreign exchange risk related to transactions and earnings in currencies other than the U.S. dollar; and (ii) interest rate risk due to changes in the relationship between the interest rates on our assets. There were no material changes in these market risks since January 31, 2022, as disclosed in the 2022 10-K.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2022. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of April 30, 2022 as a result of a material weakness that existed in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above under “—Remediation Efforts to Address the Material Weakness”, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.

Refer to Note 9, Commitments and Contingencies - Legal Matters, included in Part I, Item 1 of this Form 10-Q for a description of current legal proceedings.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Form 10-Q, including the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the related notes. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline and stockholders may lose all or part of their investment.

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

Our revenue was $145.0 million and $111.0 million for the three months ended April 30, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have incurred significant net losses in recent years, including net losses of $25.3 million and $14.5 million for the three months ended April 30, 2022 and 2021, respectively. We had an accumulated deficit of $466.9 million as of April 30, 2022. We expect that our costs will increase over time and our losses will continue, as we expect to invest significant additional funds in our business and incur costs relating to operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:

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

Our top 10 customers accounted for 14% and 19% of our subscription revenue in the fiscal years ended January 31, 2022 and 2021, respectively. The majority of our customer base consists of large enterprises, many of which have high subscription amounts to our Unified-CXM platform. For all periods presented, we have relied on sales of our Unified-CXM platform to large enterprises for a significant majority of our revenue. Accordingly, the loss of any one of our customers could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our Unified-CXM platform or use our Unified-CXM platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, Russia’s ongoing incursion into Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced marketing budgets for our customers and potentially less demand for our platform. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

As of April 30, 2022, we did not owe any principal or accrued interest under the SVB Credit Facility. However, it is possible that we will in the future draw down on the SVB Credit Facility or enter into new debt obligations. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the SVB Credit Facility, we may be required to repay any outstanding amounts earlier than anticipated. If for any reason we become unable to service our debt obligations under the SVB Credit Facility, or any new debt obligations that we may enter into from time to time, holders of our common stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.

Unfavorable conditions in our industry or the economy more generally or reductions in information technology spending could limit our ability to grow our business and adversely affect our results of operations and financial condition.

Our results of operations may vary based on the impact of changes in our industry or the economy more generally on us or our customers and potential customers. This risk is presently heightened by the uncertain economic impact of the ongoing COVID-19 pandemic. Our business and results of operations depend on demand for information technology generally and for Unified-CXM solutions in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the United States or internationally, including resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemics (such as the COVID-19 pandemic), political turmoil, natural disasters or catastrophes or geopolitical tensions, such as Russia’s ongoing incursion into Ukraine, could cause a decrease in business investments, including spending on information technology generally. To the extent that weak economic conditions cause our existing customers or potential customers to reduce their budget for Unified-CXM solutions or to perceive spending on such systems as discretionary, demand for our Unified-CXM platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, results of operations and financial condition.

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

Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of April 30, 2022, we owned 32 U.S. issued patents and 13 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.

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

There is considerable patent and other intellectual property development activity in our industry and companies in the technology industry frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our future success depends in part on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others. From time to time, we have received and may in the future receive claims from third parties, including our competitors, alleging that our Unified-CXM platform and underlying technology infringe, misappropriate or otherwise violate such third party’s intellectual property rights, including their trade secrets, and we may be found to be infringing upon such rights. For example, on February 25, 2022, we agreed to settle all outstanding claims with Opal Labs Inc. (“Opal”) with respect to Opal’s complaints alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act, among other claims, and, on March 1, 2022, the court dismissed those claims with prejudice. The Company and Opal finalized the settlement on March 15, 2022, and it was paid on March 30, 2022.

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

In addition, government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt or increase the cost of our customers’ use of our Unified-

CXM platform, which could negatively impact our business. In December 2017, the Federal Communications Commission (“FCC”), voted to repeal its “net neutrality” Open Internet rules, effective June 2018. The rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. The FCC’s new rules, which took effect on June 11, 2018, repealed the neutrality obligations imposed by the Open Internet rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or harm our business. A number of parties have appealed this order, which is currently being reviewed by the United States Court of Appeals for the Federal Circuit. Should the net neutrality rules be relaxed or eliminated, we could incur greater operating expenses or our customers’ use of our Unified-CXM platform could be adversely affected, either of which could harm our business and results of operations.

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

Furthermore, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.

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

The GDPR also prohibits the transfer of personal data from the EEA and the UK to the United States and most other countries unless an approved compliance mechanism has been implemented. On July 16, 2020, the Court of Justice of the European Union invalidated a primary compliance mechanism on which we relied for such transfers—the EU-U.S. Privacy Shield—and put pressure on alternative compliance mechanisms for cross-border transfers, such as Standard Contractual Clauses. In response to this decision, the European Commission released new Standard Contractual Clauses in June of 2021. These new Standard Contractual clauses are required in connection with all new contracts and new personal data operations beginning on September 27, 2021, and all existing contracts and personal data operations must be migrated to the new Standard Contractual Clauses by December of 2022. Similarly, the UK Information Commissioner’s Office (“ICO”) issued its International Data Transfer Agreement, which became effective on March 21, 2022. All existing contracts and personal data operations that include the transfer of UK data must be migrated to the new International Data Transfer Agreement by March 21, 2024. Any transfers under the GDPR that seek to rely on the European Commission’s Standard Contractual Clauses or the ICO’s International Data Transfer Agreement require the parties to the transfer to comply with onerous obligations, such as conducting ‘transfer impact assessments’ to assess the laws of the country of destination and determine whether additional measures are needed to supplement such safeguards to protect the transferred personal data effectively. This requirement and continued guidance from relevant authorities may require us to take additional steps and re-assess data handling practices in connection with these changes, or potential future litigation. We may experience hesitancy, reluctance or refusal by European or multinational enterprises to use our services due to potential risk exposure to such enterprises relating to Europe’s cross-border data transfer requirements. We also may be required to incur significant costs and increase our foreign data processing capabilities in an effort to comply with evolving requirements, and there is no assurance that they will be successful. Further, on March 25, 2022, the United States and European Union announced that they had reached an “agreement in principle” for a new Trans-Atlantic Data Privacy Framework. While the legal documents and details of this new framework have not yet been finalized or released, the publication of this framework will require that we re-assess data transfer mechanisms in connection with these changes and may result in continued or increased hesitancy, reluctance or refusal by European or multinational enterprises to use our services as the transfer frameworks between the United States and Europe remain in flux.

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

Jurisdictions outside of the United States, the EU, and the UK also are passing more stringent data privacy and security laws, rules and regulations with which we may be obligated to comply. For example, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (“LGPD”) (Law No. 13,709/2018), China’s Personal Information Protection Law (“PIPL”), and Japan’s Protection of Personal Information (“APPI”), impose strict requirements for processing personal data.

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

Apart from government activity and our customer contracts, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties. Representative examples of potential certifications or standards include those from TRUSTe, the American Institute for Certified Public Accountants, or the International Standards Organization. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. Business partners and other third parties with a strong influence on how consumers interact with our products, such as Apple, Google, Meta and Mozilla, may create new privacy controls or restrictions on their products and platforms, limiting the effectiveness of our services.

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

We have U.S. federal and state net operating loss (“NOL”) carryforwards as a result of prior period losses, some of which, if not utilized will begin to expire in fiscal year 2032 and fiscal year 2023, respectively, for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of April 30, 2022 beneficially held approximately 57% of our outstanding capital stock, but controlled approximately 93% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.

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

•general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of the ongoing COVID-19 pandemic and Russia’s ongoing incursion into Ukraine; and

•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.

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

Our directors, executive officers and holders of 5% or more of our outstanding Class B common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 55.2% of the shares of our outstanding common stock as of April 30, 2022. As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our capital stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.

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

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

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

Sprinklr, Inc.

Date: June 14, 2022	By:	/s/ Ragy Thomas
Ragy Thomas
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2022	By:	/s/ Manish Sarin
Manish Sarin
Chief Financial Officer
(Principal Financial and Accounting Officer)