Form 10-Q
period 2022-07-31
Sprinklr, Inc.
filed 2022-09-08
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 1, 2022, the registrant had 113,256,356 shares of Class A common stock and 146,728,489 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

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
ii

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	July 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$154,208	$321,426
Marketable securities	386,646	210,983
Accounts receivable, net of allowance for doubtful accounts of $4.2 million and $2.7 million, respectively	143,730	163,681
Prepaid expenses and other current assets	94,054	109,167
Total current assets	778,638	805,257
Property and equipment, net	19,460	14,705
Goodwill and other intangible assets	50,584	50,706
Operating lease right-of-use assets	13,094	—
Other non-current assets	49,508	49,378
Total assets	$911,284	$920,046

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$39,510	$15,802
Accrued expenses and other current liabilities	69,937	100,220
Operating lease liabilities, current	6,525	—
Deferred revenue	276,218	279,028
Total current liabilities	392,190	395,050
Deferred revenue less current portion	1,263	5,325
Deferred tax liability, long-term	1,093	1,101
Operating lease liabilities, long-term	7,311	—
Other liabilities, long-term	1,412	2,721
Total liabilities	403,269	404,197
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized as of July 31, 2022 and January 31, 2022, respectively; and 112,944,300 and 105,929,885 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	3	3
Class B common stock, $0.00003 par value, 310,000,000 shares authorized as of July 31, 2022 and January 31, 2022, respectively; and 146,768,658 and 150,551,314 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively	6	5
Treasury stock, at cost, 14,130,784 shares as of July 31, 2022 and January 31, 2022, respectively	(23,831)	(23,831)
Additional paid-in capital	1,027,849	982,122
Accumulated other comprehensive loss	(5,167)	(820)
Accumulated deficit	(490,845)	(441,630)
Total stockholders’ equity	508,015	515,849
Total liabilities and stockholders’ equity	$911,284	$920,046

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Subscription	$133,075	$103,307	$260,395	$200,079
Professional services	17,555	15,385	35,213	29,593
Total revenue:	150,630	118,692	295,608	229,672
Costs of revenue:
Costs of subscription	25,402	22,341	50,510	43,392
Costs of professional services	16,757	14,997	33,370	25,655
Total costs of revenue	42,159	37,338	83,880	69,047
Gross profit	108,471	81,354	211,728	160,625
Operating expenses:
Research and development	19,989	15,038	37,323	28,126
Sales and marketing	86,942	69,402	173,880	129,874
General and administrative	23,215	25,323	45,328	41,531
Total operating expenses	130,146	109,763	256,531	199,531
Operating loss	(21,675)	(28,409)	(44,803)	(38,906)
Other (expense) income, net	(84)	(1,436)	211	(3,627)
Loss before provision for income taxes	(21,759)	(29,845)	(44,592)	(42,533)
Provision for income taxes	2,168	2,506	4,623	4,309
Net loss	(23,927)	(32,351)	(49,215)	(46,842)

Net loss per share attributable to Class A and Class B common stockholders, basic	$(0.09)	$(0.19)	$(0.19)	$(0.35)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic	258,785	167,590	257,860	133,479

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Net loss	$(23,927)	$(32,351)	$(49,215)	$(46,842)
Foreign currency translation adjustments	(995)	(386)	(3,042)	(783)
Unrealized losses on investments	(169)	(12)	(1,305)	(14)
Total comprehensive loss	(25,091)	(32,749)	(53,562)	(47,639)

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount

Balance at April 30, 2022	257,945	$8	$1,001,102	14,131	$(23,831)	$(4,003)	$(466,918)	$506,358
Stock-based compensation - equity classified awards	—	—	16,624	—	—	—	—	16,624
Exercise of stock options and vesting of RSUs	1,051	—	3,911	—	—	—	—	3,911
Issuance of common shares upon ESPP purchases	717	1	6,212					6,213
Other comprehensive loss	—	—	—	—	—	(1,164)	—	(1,164)
Net loss	—	—	—	—	—	—	(23,927)	(23,927)
Balance at July 31, 2022	259,713	$9	$1,027,849	14,131	$(23,831)	$(5,167)	$(490,845)	$508,015

	Class A and Class B Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount

Balance at January 31, 2022	256,481	$8	$982,122	14,131	$(23,831)	$(820)	$(441,630)	$515,849
Stock-based compensation - equity classified awards	—	—	29,086	—	—	—	—	29,086
Exercise of stock options and vesting of RSUs	2,515	—	10,429	—	—	—	—	10,429
Issuance of common shares upon ESPP purchases	717	1	6,212	—	—	—	—	6,213
Other comprehensive loss	—	—	—	—	—	(4,347)	—	(4,347)
Net loss	—	—	—	—	—	—	(49,215)	(49,215)
Balance at July 31, 2022	259,713	$9	$1,027,849	14,131	$(23,831)	$(5,167)	$(490,845)	$508,015

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at April 30, 2021	120,903	$424,992	—	$—	115,279	$4	$138,724	(14,131)	$(23,831)	$387	$(344,651)	$195,625
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	18,288	—	—	—	275,954	—	—	—	—	275,954
Conversion of convertible preferred stock to common stock upon initial public offering	(120,903)	(424,992)	120,903	4	—	—	424,988	—	—	—	—	—
Conversion of Senior subordinated secured convertible notes	—	—	9,694	—	—	—	82,114	—	—	—	—	82,114
Stock-based compensation - equity classified awards	—	—	—	—	—	—	16,609	—	—	—	—	16,609
Reclassification of common stock to class A and class B common stock	—	—	117,176	4	(117,176)	(4)	—	—	—	—	—	—
Exercise of stock options	—	—	968	—	1,897	—	8,652	—	—	—	—	8,652
Net exercise of common stock warrants	—	—	230	—	—	—	—	—	—	—	—	—
Issuance of common stock under deferred stock compensation plan	—	—	1,770	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(397)	—	(397)
Net loss	—	—	—	—	—	—	—	—	—	—	(32,351)	(32,351)
Balance at July 31, 2021	—	$—	269,029	$8	—	$—	947,041	(14,131)	$(23,831)	$(10)	$(377,002)	$546,206

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount

Balance at January 31, 2021	120,903	$424,992	—	$—	109,587	$4	$122,061	(14,131)	$(23,831)	$787	$(330,160)	$193,853
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	18,288	—	—	—	275,954	—	—	—	—	275,954
Conversion of convertible preferred stock to common stock upon initial public offering	(120,903)	(424,992)	120,903	4	—	—	424,988	—	—	—	—	—
Conversion of Senior subordinated secured convertible notes	—	—	9,694	—	—	—	82,114	—	—	—	—	82,114
Stock-based compensation - equity classified awards	—	—	—	—	—	—	25,265	—	—	—	—	25,265
Reclassification of common stock to class A and class B common stock	—	—	117,176	4	(117,176)	(4)	—	—	—	—	—	—
Exercise of stock options	—	—	968	—	7,589	—	16,659	—	—	—	—	16,659
Net exercise of common stock warrants	—	—	230	—	—	—	—	—	—	—	—	—
Issuance of common stock under deferred stock compensation plan	—	—	1,770	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(797)	—	(797)
Net loss	—	—	—	—	—	—	—	—	—	—	(46,842)	(46,842)
Balance at July 31, 2021	—	$—	269,029	$8	—	$—	947,041	(14,131)	$(23,831)	$(10)	$(377,002)	$546,206

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2022	2021
Cash flow from operating activities:
Net loss	$(49,215)	$(46,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,502	3,451
Bad debt expense	1,484	(226)
Stock-based compensation expense, net of amounts capitalized	28,711	25,532
Non-cash interest paid in kind and discount amortization	—	3,267
Noncash lease expense	3,002	—
Deferred income taxes	—	1
Other noncash items, net	577	(999)
Changes in operating assets and liabilities:
Accounts receivable	18,452	11,810
Prepaid expenses and other current assets	14,245	1,088
Other noncurrent assets	(393)	(7,668)
Accounts payable	22,618	(6,751)
Operating lease liabilities	(3,730)	—
Accrued expenses and other current liabilities	(18,714)	(2,326)
Litigation settlement	(12,000)	—
Deferred revenue	(6,280)	2,956
Other liabilities	(1,285)	(154)
Net cash provided by (used in) operating activities	2,974	(16,861)
Cash flow from investing activities:
Purchases of marketable securities	(448,083)	(61,758)
Sales of marketable securities	2,838	56,652
Maturities of marketable securities	267,699	101,860
Purchases of property and equipment	(2,352)	(3,862)
Capitalized internal-use software	(5,016)	(2,481)
Net cash (used in) provided by investing activities	(184,915)	90,411
Cash flow from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	276,001
Proceeds from issuance of common stock upon exercise of stock options	10,429	16,659
Proceeds from issuance of common stock upon ESPP purchases	6,213	—
Net cash provided by financing activities	16,642	292,660
Effect of exchange rate fluctuations on cash and cash equivalents	(1,919)	(257)
Net change in cash and cash equivalents	(167,218)	365,953
Cash and cash equivalents at beginning of period	321,426	68,037
Cash and cash equivalents at end of period	$154,208	$433,990

	Six Months Ended July 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for income taxes	$2,885	$1,564
Supplemental disclosure for noncash investing and financing
Stock-based compensation expense capitalized in internal-use software	875	233
Accrued purchases of property and equipment	1,375	498
Right of use assets obtained in exchange for operating lease liabilities	2,763	—
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization and Description of Business
Description of Business

Founded in 2009, Sprinklr, Inc. (the “Company”) provides enterprise cloud software products that enable organizations to do marketing, advertising, research, care, sales and engagement across modern channels including social, messaging, chat and text through its unified Customer Experience Management (“CXM”) software platform.

The Company was incorporated in Delaware in 2011 and is headquartered in New York, New York, USA with 18 operating subsidiaries globally.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission, (the “SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2022, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2022 are not necessarily indicative of the results to be expected for the year ending January 31, 2023 or for any other interim period or for any other future year.
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
A summary of the effect of the corrections on the condensed consolidated statements of operations for the three and six months ended July 31, 2021 were as follows (in thousands, except per share data):

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended July 31, 2021			Six Months Ended July 31, 2021
	As reported	Corrections	As Adjusted	As reported	Corrections	As Adjusted
Operating expenses:
Research and development	$15,087	$(49)	$15,038	$28,215	$(89)	$28,126
Sales and marketing	70,249	(847)	69,402	130,887	(1,013)	129,874
Total operating expenses	110,659	(896)	109,763	200,633	(1,102)	199,531
Operating loss	(29,305)	896	(28,409)	(40,008)	1,102	(38,906)
Loss before provision for income taxes	(30,741)	896	(29,845)	(43,635)	1,102	(42,533)
Net loss	(33,247)	896	(32,351)	(47,944)	1,102	(46,842)
Net loss per share attributable to Class A and Class B stockholders, basic and diluted	$(0.20)	$—	$(0.19)	$(0.36)	$—	$(0.35)
A summary of the effect of the corrections on the condensed consolidated statements of cash flows for the six months ended July 31, 2021 were as follows (in thousands):

	Six Months Ended July 31, 2021
	As reported	Corrections	As Adjusted
Net loss	(47,944)	1,102	(46,842)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,673	(585)	1,088
Other non-current assets	(7,151)	(517)	(7,668)
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
Leases
On February 1, 2022, the Company adopted the lease accounting requirements of Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). Under Topic 842, the Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases. As of July 31, 2022, the Company did not have any finance leases.
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
No single customer accounted for more than 10% of total revenue in the three or six months ended July 31, 2022 and 2021.
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
Revenue Recognition
The Company accounts for revenue in accordance with ASC 606. For further discussion of the Company’s accounting policies related to revenue, see Note 3, Revenue Recognition.
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
The Company issued certain performance stock units (“PSUs”) that vest upon the satisfaction of time-based service, performance-based and market conditions. The Company estimates compensation cost based on the grant date fair value and recognize the expense on a graded vesting basis over the vesting period of the award. As the PSUs are subject to a market condition (stock price), the grand date fair value is measured using a Monte Carlo simulation approach, which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. The performance-based vesting condition was satisfied upon the occurrence of a qualifying event, which was generally defined as a change in control transaction or the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company's common stock. Upon the effectiveness of the Registration Statement on June 22, 2021, the performance-based vesting condition was satisfied, and therefore, the Company commenced recognition of compensation expense using the accelerated attribution method over the requisite service period.
The Company estimates fair value of its restricted stock units (“RSU”) based on the fair value of the underlying common stock, net of estimated forfeitures. Subsequent to the Company’s initial public offering (“IPO”) in June 2021, the Company determined the fair value using the closing price of its Class A common stock on the date of grant.
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

Costs to Obtain Customer Contracts

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit. The Company determines the period of benefit by taking into consideration the length of its customer contracts, customer relationship period, technology lifecycle, and other factors. The Company has historically estimated such period of benefit to be three years. During the first quarter of fiscal 2023, the Company updated the period of benefit, noting that recent customer relationship periods extended to an average period of five years. Accordingly, the Company noted a change in estimate of the amortization period of these costs and will prospectively amortize over a period of benefit of five years. The change in amortization period resulted in an immaterial impact to sales and marketing expense for the three and six months ended July 31, 2022. Sales commissions paid for renewals are not commensurate with commissions paid on the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Amortization expense is recorded in sales and marketing expense within the Company’s condensed consolidated statement of operations.

Capitalized costs to obtain customer contracts as of July 31, 2022 were $83.5 million, of which $39.7 million is included in prepaid expenses and other current assets and $43.8 million within other non-current assets.

Capitalized costs to obtain customer contracts as of January 31, 2022 were $83.0 million, of which $40.7 million is included in prepaid expenses and other current assets and $42.3 million within other non-current assets.

During the three months ended July 31, 2022 and 2021, the Company amortized $11.2 million and $8.6 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense. During the six months ended July 31, 2022 and 2021, the Company amortized $22.2 million and $16.7 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
The prior period amounts reflect immaterial corrections related to capitalized costs to obtain customer contracts. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for more information regarding immaterial corrections to prior periods.

Deferred Revenue

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. The Company recognized revenue of $128.4 million and $199.4 million for the three and six months ended July 31, 2022, respectively, and $96.9 million and $153.5 million for the three and six months ended July 31, 2021, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. At July 31, 2022 and January 31, 2022, contract assets were $3.1 million and $3.2 million, respectively, and were included in prepaid expenses and other current assets.

Remaining Performance Obligation

Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. As of July 31, 2022, the Company’s RPO was $607.3 million, approximately $429.2 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

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

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	July 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair value
Corporate bonds	$122,320	$3	$(712)	$121,611
U.S. government and agency securities	160,043	7	(444)	159,606
Commercial paper	18,385	3	(68)	18,320
Certificate of deposits	87,402	—	(293)	87,109
Marketable securities	$388,150	$13	$(1,517)	$386,646

	January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair value
Corporate bonds	$124,639	$1	$(163)	$124,477
U.S. government and agency securities	37,725	—	(35)	37,690
Commercial paper	48,818	—	(2)	48,816
Marketable securities	$211,182	$1	$(200)	$210,983
As of July 31, 2022 and January 31, 2022, the maturities of available-for-sale marketable securities did not exceed 12 months.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of July 31, 2022 and January 31, 2022, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	July 31, 2022				January 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents:
Money market funds	$70,523	$—	$—	$70,523	$281,091	$—	$—	$281,091
Marketable Securities:
Corporate bonds	—	121,611	—	121,611	—	124,477	—	124,477
U.S. government and agency securities	—	159,606	—	159,606	—	37,690	—	37,690
Commercial paper	—	18,320	—	18,320	—	48,816	—	48,816
Certificate of deposits	—	87,109	—	87,109	—	—	—	—
Total financial assets	$70,523	$386,646	$—	$457,169	$281,091	$210,983	$—	$492,074
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
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of July 31, 2022 and January 31, 2022, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments, as it believes that any such losses would be immaterial based on the high-grade credit rating for each of its marketable securities as of the end of each period.

6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Prepaid hosting and data costs	$30,490	$46,513
Prepaid software costs	5,366	5,765
Capitalized commissions costs, current portion	39,665	40,695
Prepaid insurance	3,882	2,118
Contract assets	3,100	3,161
Other	11,552	10,915
Prepaid expenses and other current assets	$94,054	$109,167

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Computer equipment	$15,768	$13,544
Office furniture and other	1,973	1,256
Leasehold improvements	4,076	3,930
Less accumulated depreciation and amortization	(14,166)	(12,433)
Total fixed assets, net	7,652	6,297
Capitalized internal-use software	28,955	23,065
Less accumulated amortization	(17,148)	(14,657)
Total capitalized internal-use software	11,808	8,408
Property and equipment, net	$19,460	$14,705
Depreciation and amortization expense consisted of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Depreciation and amortization expense	1,677	1,005	3,012	1,795
Amortization expense for capitalized internal-use software	1,327	772	2,490	1,491
Capitalized internal-used software, including stock-based compensation	3,405	1,680	5,891	2,714

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Bonuses	$11,395	$22,622
Commissions	9,980	16,496
Employee liabilities (1)	21,119	21,668
Accrued litigation settlement (2)	—	12,000
Purchased media costs (3)	3,302	3,227
Accrued sales and use tax liability	6,608	6,935
Accrued income taxes	4,202	2,559
Professional services	736	1,062
Other	12,595	13,651
	$69,937	$100,220
(1) Includes $1.6 million and $2.3 million of accrued employee contributions under the Company's 2021 Employee Stock Purchase Plan (“ESPP”) at July 31, 2022 and January 31, 2022, respectively.
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
The components of lease expense were as follows (in thousands):

	Three Months Ended July 31, 2022	Six Months Ended July 31, 2022
Operating lease cost	$1,883	$3,730
Variable lease cost	6	12
Short-term lease cost	178	366
Total lease cost	$2,067	$4,108
Supplemental cash flow and balance sheet information related to operating leases is as follows (in thousands):

July 31, 2022
Cash flow information
Operating cash flows paid for operating leases	$3,778

Balance sheet information
Operating lease right-of-use assets	$13,094

Operating lease liabilities, current	6,525
Operating lease liabilities, long-term	7,311
Total operating lease liabilities	$13,836
Other information related to leases was as follows:

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

July 31, 2022
Weighted average remaining lease term	2.6 years
Weighted average discount rate	10.9%
As of July 31, 2022, the maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, was as follows (in thousands):

July 31, 2022
Remainder of 2023	$3,859
2024	6,913
2025	2,522
2026	1,413
2027	1,208
Thereafter	—
Total minimum lease payments	15,915
Less: imputed interest	(2,079)
Total	$13,836
Rent expense for operating leases for the three and six months ended July 31, 2021, which were accounted for under ASC 840, Leases (“ASC 840”), was $1.6 million and $3.2 million, respectively.
As previously disclosed in the Company's consolidated financial statements as of and for the year ended January 31, 2022 and under the previous lease accounting standard, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Fiscal year ended January 31,
2023	$9,676
2024	8,036
2025	3,165
2026	2,034
2027 and thereafter	1,726
Total	$24,637

8. Credit Agreement
The Company maintains a credit agreement with Silicon Valley Bank (as amended from time to time, the “SVB Credit Facility”). Under the terms of the SVB Credit Facility, the Company can borrow up to $50.0 million on its revolving credit loan facility on its revolving credit loan facility at the higher of prime interest rate plus 0.25% or federal funds effective rate plus 0.50% plus 0.25%. The SVB Credit Facility, which expires on September 19, 2022, requires the Company to maintain certain monthly adjusted quick ratio and quarterly minimum consolidated adjusted earnings before income taxes, depreciation and amortization. As of July 31, 2022 and January 31, 2022, the Company had no amounts outstanding under the SVB Credit Facility.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
9. Commitments and Contingencies
Letters of Credit
As of July 31, 2022 and January 31, 2022, the Company had an aggregate availability of $1.3 million and $0.7 million, respectively, under letters of credit primarily related to one of its leases. The Company has not drawn down on these letters of credit as of July 31, 2022.
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.  In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. At July 31, 2022, the Company had no provision for liability under existing litigation.

10. Stock-Based Compensation
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the Plan for the three and six months ended July 31, 2022 is as follows:

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual life
	(in thousands)		(in years)
Outstanding as of January 31, 2022	44,355	6.23	7.8
Exercised	(2,309)	4.51
Cancelled/forfeited	(3,929)	7.98
Outstanding as of July 31, 2022	38,117	6.15	7.1

Exercisable as of July 31, 2022	24,504	$5.31	6.7
Vested and expected to vest as of July 31, 2022	34,685	$5.87	7.0

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Restricted Stock Units
A summary of the Company’s RSU award activity was as follows:

	Number of restricted shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2022	1,730	$14.67
Granted	7,732	12.74
Released	(206)	13.31
Cancelled/forfeited	(578)	13.77
Outstanding as of July 31, 2022	8,679	$13.06
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Costs of subscription	$389	$443	$798	$822
Costs of professional services	779	737	1,402	1,022
Research and development	3,148	1,501	5,496	2,729
Sales and marketing	7,809	4,766	13,665	8,966
General and administrative	4,072	9,179	7,350	11,993
Stock-based compensation, net of amounts capitalized	16,197	16,626	28,711	25,532
Capitalized stock-based compensation	677	233	875	233
Total stock-based compensation	$16,874	$16,859	$29,586	$25,765

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Equity classified awards	16,624	16,609	$29,086	$25,265
Other awards (1)	250	250	500	500
	$16,874	$16,859	$29,586	$25,765
(1) Nonemployee grant recorded over five years, representing the same period and in the same manner as if the grantor had paid cash for the services instead of paying with or using the share-based payment award.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Employee Stock Purchase Plan
During the second quarter of fiscal year 2023, the fair market value of the Company's stock on the purchase date, June 15, 2022, was lower than the fair market value of the Company's stock on the offering date. As a result, the offering period was reset and the new lower price became the new offering price for a new 12 months offering period. This reset was treated as a modification resulting in incremental charges totaling $3.7 million, which will be recognized over the remaining requisite service period.
As of July 31, 2022, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was as follows:

	July 31, 2022
	Unrecognized expense	Weighted average expense recognition period
	(in thousands)	(in years)
Stock options	$28,673	2.4
Performance share units	1,696	2.5
Restricted stock units	54,256	3.5
ESPP	4,029	1.0

11. Net Loss Per Share
Prior to the Company's IPO in June 2021, the Company computed net loss per share using the two-class method required for participating securities. The two-class method required income available to ordinary stockholders for the period to be allocated between ordinary shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considered its convertible preferred shares to be participating securities, as the holders of the convertible preferred shares were entitled to dividends that would be distributed to the holders of ordinary shares on a pro-rata basis assuming conversion of all convertible preferred shares into ordinary shares. These participating securities did not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss was not allocated to the Company’s participating securities.

Basic loss per share is computed by dividing net loss attributable to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. In periods when the Company had income, the Company calculated basic earnings per share using the two-class method, if required, pursuant to ASC 260, Earnings Per Share. The two-class method was required effective with the issuance of convertible preferred stock in the past because this class of stock qualified as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for a period were allocated on a pro rata basis to the common stockholders and to the holders of convertible preferred stock based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

Following the Company’s IPO in June 2021, the Company has two classes of common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. All shares of the Company’s capital stock outstanding immediately prior to the Company’s IPO, including all shares held by executive officers, directors and their respective affiliates, and all shares issuable on the conversion of outstanding convertible preferred stock, were converted into shares of the Company’s Class B common stock immediately prior to the completion of the offering. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss per share - basic and diluted:
Numerator:
Net loss attributable to Sprinklr for basic net loss per share	$(23,927)	$(32,351)	$(49,215)	$(46,842)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	258,785	167,590	257,860	133,479
Net loss per common share attributable to Class A and Class B common stockholders - basic and diluted	$(0.09)	$(0.19)	$(0.19)	$(0.35)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	2022	2021
Options to purchase common stock	38,117	46,811
Performance share units	2,295	3,175
Restricted stock units	8,679	506
ESPP	139	79
Warrants to purchase common stock	2,500	2,500
Total shares excluded from net (loss) income per share	51,730	53,071

12. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended July 31, 2022 and 2021, the Company recorded an income tax expense of $2.2 million and $2.5 million, respectively, and income tax expense of $4.6 million and $4.3 million for the six months ended July 31, 2022 and 2021, respectively.
The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets, partially offset by state taxes and the foreign tax rate differential on non-U.S. income.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence. As of July 31, 2022, the Company continues to maintain a full valuation allowance against the deferred tax assets for the U.S. and certain international entities.

During the three and six months ended July 31, 2022, the Company recorded a $0.1 million and $0.2 million reserve, respectively, related to unrecognized tax benefits.

The Inflation Reduction Act of 2022 (“IRA”) was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a 1 percent new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and others. At this time, none of the IRA tax provisions are expected to have a material impact to the Company's fiscal 2023 tax provision. The Company will continue to monitor for updates to the Company's business along with guidance issued with respect to the IRA to determine whether any adjustments are needed to the Company's tax provision in future periods.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Americas	$96,818	$74,928	$190,356	$146,240
EMEA	42,719	33,866	83,452	64,432
Other	11,093	9,898	21,800	19,000
	$150,630	$118,692	$295,608	$229,672
The United States was the only country that represented more than 10% of the Company’s revenues. The following table represents the revenue in the United States for the three and six months ended July 31, 2022 and 2021.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
United States	$90,919	$70,295	$178,508	$136,902
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of July 31, 2022 and January 31, 2022, long lived assets by geographic region were as follows (in thousands):

	July 31, 2022	January 31, 2022

Americas (1)	$14,173	$10,472
EMEA	1,171	1,551
Other	4,116	2,682
	$19,460	$14,705
(1) Includes $13.9 million and $10.2 million of fixed assets held in the United States at July 31, 2022 and January 31, 2022, respectively.

14. Related Party Transactions
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, our Founder, Chairman and Chief Executive Officer, in connection with the provision of digital training services to the Company's employees and certain Sprinklr customers. The Company has paid approximately $0.4 million to Lyearn in connection with the provision of these services for the six months ended July 31, 2022. There were no payments under this arrangement during the three months ended July 31, 2022 and 2021 and six months ended July 31, 2021.

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

Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 60 countries and use our AI powered CXM platform which recognizes over 50 languages. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of July 31, 2022, we had 98 large customers compared to 74 as of July 31, 2021.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decision.

RPO and cRPO

Remaining Performance Obligation (“RPO”) represents contracted revenue that have not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that have not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. The aggregate transaction price of RPO expected to be recognized as revenue was $607.3 million and $457.4 million as of July 31, 2022 and 2021, respectively. The aggregate transaction price of cRPO expected to be recognized as revenue in the next 12 months was $429.2 million and $332.1 million as of July 31, 2022 and 2021, respectively.

Net Dollar Expansion Rate

We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the prior 12-month period by (ii) subscription revenue from the same customers in the prior 12-month period. Our net dollar expansion rate, on a trailing 12-month basis, was 125% and 114% for the 12-month periods ending July 31, 2022 and 2021, respectively.

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

Professional services revenue consists of fees associated with providing services that assist our customers with the configuration and optimization of our Unified-CXM software. These fees also include managed services fees where our consultants work as part of our customers’ teams to help leverage the subscription services to execute on their customer experience management goals and enablement services, which consist of initial design, configuration and education services.

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

We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business. We also anticipate that we will incur additional costs for employees and third-party consulting services as we operate as a public company, including as a result of our loss of “emerging growth company” status, which may cause our general and administrative expenses to fluctuate as a percentage of revenue from period to period.

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
The following table sets forth our condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Subscription	$133,075	$103,307	$260,395	$200,079
Professional services	17,555	15,385	35,213	29,593
Total revenue:	150,630	118,692	295,608	229,672
Costs of revenue:
Costs of subscription (1)	25,402	22,341	50,510	43,392
Costs of professional services (1)	16,757	14,997	33,370	25,655
Total costs of revenue	42,159	37,338	83,880	69,047
Gross profit	108,471	81,354	211,728	160,625
Operating expenses:
Research and development (1)	19,989	15,038	37,323	28,126
Sales and marketing (1)(2)	86,942	69,402	173,880	129,874
General and administrative (1)	23,215	25,323	45,328	41,531
Total operating expenses	130,146	109,763	256,531	199,531
Operating loss	(21,675)	(28,409)	(44,803)	(38,906)
Other (expense) income, net	(84)	(1,436)	211	(3,627)
Loss before provision for income taxes	(21,759)	(29,845)	(44,592)	(42,533)
Provision for income taxes	2,168	2,506	4,623	4,309
Net loss	$(23,927)	$(32,351)	$(49,215)	$(46,842)

(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Costs of subscription	$389	$443	$798	$822
Costs of professional services	779	737	1,402	1,022
Research and development	3,148	1,501	5,496	2,729
Sales and marketing	7,809	4,766	13,665	8,966
General and administrative	4,072	9,179	7,350	11,993
Stock-based compensation expense, net of amounts capitalized	$16,197	$16,626	$28,711	$25,532

(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

Sales and marketing	$133	$82	$265	$164
Total amortization of acquired intangible assets	$133	$82	$265	$164
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Subscription	88%	87%	88%	87%
Professional services	12%	13%	12%	13%
Total revenue:	100%	100%	100%	100%
Costs of revenue:
Costs of subscription	17%	19%	17%	19%
Costs of professional services	11%	13%	11%	11%
Total costs of revenue	28%	31%	28%	30%

Operating expenses:
Research and development	13%	13%	13%	12%
Sales and marketing	58%	58%	59%	57%
General and administrative	15%	21%	15%	18%
Total operating expenses	86%	92%	87%	87%
Operating loss	(14)%	(24)%	(15)%	(17)%
Other (expense) income, net	0%	(1)%	0%	(2)%
Loss before provision for income taxes	(14)%	(25)%	(15)%	(19)%
Provision for income taxes	1%	2%	2%	2%
Net loss	(16)%	(27)%	(17)%	(20)%

Comparison of the Three Months Ended July 31, 2022 and 2021
Revenue

	Three Months Ended July 31,
	2022	2021	Change
	(dollars in thousands)
Subscription	$133,075	$103,307	$29,768	29%
Professional services	17,555	15,385	2,170	14%
Total revenue:	$150,630	$118,692	$31,938	27%
The increase in subscription revenue for the three months ended July 31, 2022, compared to the three months ended July 31, 2021, was due primarily to a continued increase in demand for our solutions from new customers and an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and the purchase of additional solutions within our platform.
The increase in professional services revenue for the three months ended July 31, 2022, compared to the three months ended July 31, 2021, was primarily due to an increase in enablement and managed services performed in the three months ended July 31, 2022 compared to the prior year period.
Costs of Revenue and Gross Margin

	Three Months Ended July 31,
	2022	2021	Change
	(dollars in thousands)
Costs of subscription revenue	$25,402	$22,341	$3,061	14%
Costs of professional services revenue	16,757	14,997	$1,760	12%
Total costs of revenue	$42,159	$37,338	$4,821	13%
Gross margin - subscription	81%	78%
Gross margin - professional services	5%	3%

The increase in costs of subscription revenue was primarily due to higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a $2.6 million increase in the cost to host our software platform.

Our subscription gross margin increased by 3 percentage points in the three months ended July 31, 2022, compared to the three months ended July 31, 2021, primarily as a result of increased revenue.

The increase in cost of professional services revenue was due primarily to a $1.2 million increase in subcontractor expense and a $0.6 million increase in personnel costs due to an increase in headcount of professional services employees in the three months ended July 31, 2022 relative to the prior period. The increase in professional services revenue relative to the increase in cost of professional services resulted in a 2 percentage point increase in professional services gross margin. We expect that our gross margin will vary from period to period and increase modestly over the long-term.

Research and Development Expense

	Three Months Ended July 31,
	2022	2021	Change
	(dollars in thousands)
Research and development	$19,989	$15,038	$4,951	33%
% of revenue	13%	13%

The increase was primarily due to a $4.7 million increase in research and development personnel costs primarily due to an increase in headcount of research and development employees as we continue to add to and enhance our product, which included a $1.4 million increase in stock-based compensation expense.
Sales and Marketing Expense

	Three Months Ended July 31,
	2022	2021	Change
	(dollars in thousands)
Sales and marketing	$86,942	$69,402	$17,540	25%
% of revenue	58%	58%

The increase was primarily due to a $12.8 million increase in personnel costs primarily due to increased headcount of sales and marketing employees to support growth, which included a $3.0 million increase in stock-based compensation, a $3.6 million increase in commissions expense associated with an increase in customer contracts and revenue growth, a $1.6 million increase in meetings and travel-related costs due to return to office and increase in-person meetings, a $1.1 million increase in bad debt expense and a $0.9 million increase in rent costs. These increases were partially offset by a $1.9 million decrease in marketing expenses and a $0.7 million decrease in recruiting-related costs.

General and Administrative Expense

	Three Months Ended July 31,
	2022	2021	Change
	(dollars in thousands)
General and administrative	$23,215	$25,323	$(2,108)	(8)%
% of revenue	15%	18%

The decrease was primarily due to a $5.1 million decrease in stock-based compensation expense due to a $5.8 million expense recognized on the options granted to our Chief Executive Officer during the three months ended July 31, 2021 for which no comparable expense existed during the three months ended July 31, 2022. This decrease was partially offset by a $2.6 million increase in general and administrative employee personnel costs due to increased headcount to support growth.
Other Expense, Net

	Three Months Ended July 31,
	2022	2021	Change
	(dollars in thousands)
Other expense, net	$(84)	$(1,436)	$(1,352)	(94)%
% of revenue	—%	(1)%

The decreased in other expense, net was primarily attributable to a $1.0 million increase in interest income from our invested cash and cash equivalents and marketable securities, as well as a $0.3 million decrease in foreign currency translation losses.
Provision for Income Taxes

	Three Months Ended July 31,
	2022	2021	Change
	(dollars in thousands)
Provision for income taxes	$2,168	$2,506	$(338)	(13)%
% of revenue	1%	2%

The decrease in the income tax expense for three months ended July 31, 2022, compared to the three months ended July 31, 2021, was primarily related to a reserve recorded in the three months ended July 31, 2021 associated with a reassessment of uncertain tax positions for open fiscal years.

Comparison of the Six Months Ended July 31, 2022 and 2021
Revenue

	Six Months Ended July 31,
	2022	2021	Change
	(dollars in thousands)
Subscription	$260,395	$200,079	$60,316	30%
Professional services	35,213	29,593	5,620	19%
Total revenue:	$295,608	$229,672	$65,936	29%

The increase in subscription revenue for the six months ended July 31, 2022, compared to the six months ended July 31, 2021, was due primarily to increased demand for our solutions from new customers and an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and the purchase of additional solutions within our platform.
The increase in professional services revenue for the six months ended July 31, 2022, compared to the six months ended July 31, 2021, was primarily due to an increase in enablement and managed services performed in the six months ended July 31, 2022 compared to the prior year period.

Costs of Revenue and Gross Margin

	Six Months Ended July 31,
	2022	2021	Change
	(dollars in thousands)
Costs of subscription revenue	$50,510	$43,392	$7,118	16%
Costs of professional services revenue	33,370	25,655	7,715	30%
Total costs of revenue	$83,880	$69,047	$14,833	21%
Gross margin - subscription	81%	78%
Gross margin - professional services	5%	13%

The increase in costs of subscription revenue was due primarily to an $5.6 million increase in the costs to host our software platform related to third-party cloud infrastructure necessary to meet our increased customer demand and a $1.0 million increase in amortization of capitalized internal-use software.

Our subscription gross margin increased by 3 percentage points in the six months ended July 31, 2022, compared to the six months ended July 31, 2021, primarily as a result of increased revenue.

The increase in costs of professional services revenue was due to a $4.5 million increase in personnel costs due to increased headcount of professional services employees and a $2.7 million increase in subcontractor costs.

Our professional services gross margin decreased by 8 percentage points in the six months ended July 31, 2022. Our gross margin in professional services in the six months ended July 31, 2022 was primarily the result of the timing of investments we made earlier in the year in personnel. We generally increase our capacity in professional services ahead of expected growth in revenue, which can result in low margins in the given investment period. We expect that our professional services gross margin will vary from period to period and generally increase modestly over the long-term.

Research and Development Expense

	Six Months Ended July 31,
	2022	2021	Change
	(dollars in thousands)
Research and development	$37,323	$28,126	$9,197	33%
% of revenue	13%	12%

The increase was primarily due to a $8.5 million increase in research and development personnel costs primarily due to increased headcount of research and development employees as we continue to add to and enhance our product, which included a $2.8 million increase in stock-based compensation.

Sales and Marketing Expense

	Six Months Ended July 31,
	2022	2021	Change
	(dollars in thousands)
Sales and marketing	$173,880	$129,874	$44,006	34%
% of revenue	59%	57%

The increase was primarily due to a $29.4 million increase in personnel costs primarily due to increased headcount of sales and marketing employees to support growth, a $6.5 million increase in commissions and bonus expense associated with an increase in customer contracts and revenue growth, a $4.0 million increase in meetings and travel-related costs due to return to office and increase in-person meetings, a $1.8 million increase in rent costs, and a $1.7 million increase in bad debt expense.

General and Administrative Expense

	Six Months Ended July 31,
	2022	2021	Change
	(dollars in thousands)
General and administrative	$45,328	$41,531	$3,797	9%
% of revenue	15%	18%

The increase was primarily due to a $6.6 million increase in general and administrative employee personnel costs, a $1.2 million increase in insurance-related costs, and a $0.6 million increase in software-related costs. These increases were partially offset by a $4.6 million decrease in stock-based compensation primarily driven by a $5.8 million expense recognized on the options granted to our Chief Executive Officer during the six months ended July 31, 2021 for which no comparable expense existed during the six months ended July 31, 2022
Other Income (Expense), Net

	Six Months Ended July 31,
	2022	2021	Change
	(dollars in thousands)
Other income (expense), net	$211	$(3,627)	$(3,838)	(106)%
% of revenue	—%	(2)%
The change in other income (expense), net was primarily attributable to a $2.4 million decrease in foreign currency transaction losses, as well as $1.4 million increase in interest income from our invested cash and cash equivalents and marketable securities.

Provision for Income Taxes

	Six Months Ended July 31,
	2022	2021	Change
	(dollars in thousands)
Provision for income taxes	$4,623	$4,309	$314	7%
% of revenue	2%	2%
The increase in the income tax expense for the six months ended July 31, 2022, compared to the six months ended July 31, 2021, was primarily related to foreign income tax liability on our non-U.S. subsidiaries.

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

A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Non-GAAP gross profit and non-GAAP gross margin:
GAAP gross profit	$108,471	$81,354	$211,728	$160,625
Stock-based compensation expense-related charges	1,212	1,292	2,246	1,956
Non-GAAP gross profit	$109,683	$82,646	$213,974	$162,581
Gross margin	72%	69%	72%	70%
Non-GAAP gross margin	73%	70%	72%	71%

Non-GAAP operating loss:
GAAP operating loss	$(21,675)	$(28,409)	$(44,803)	$(38,906)
Stock-based compensation expense-related charges	16,615	17,818	29,319	26,724
Amortization of acquired intangible assets	133	82	265	165
Non-GAAP operating loss	$(4,927)	$(10,509)	$(15,219)	$(12,017)

Non-GAAP net loss and non-GAAP net loss per share:
GAAP net loss:	$(23,927)	$(32,351)	$(49,215)	$(46,842)
Stock-based compensation expense-related charges	16,615	17,818	29,319	26,724
Amortization of acquired intangible assets	133	82	265	165
Non-GAAP net loss	$(7,179)	$(14,451)	$(19,631)	$(19,953)
Weighted-average shares outstanding used in computing net loss per share attributable to Class A and Class B common stockholders - basic	258,785	167,590	257,860	133,479
Non-GAAP net loss per common share attributable to Class A and Class B common stockholders	$(0.03)	$(0.09)	$(0.08)	$(0.15)

			Six Months Ended July 31,
Free cash flow and adjusted free cash flow:			2022	2021
Net cash provided by (used in) operating activities			$2,974	$(16,861)
Purchase of property and equipment			(2,352)	(3,862)
Capitalized internal-use software			(5,016)	(2,481)
Free cash flow			(4,394)	(23,204)
Litigation settlement			12,000	—
Adjusted free cash flow			$7,606	$(23,204)

Liquidity and Capital Resources
Overview
As of July 31, 2022, our principal sources of liquidity were $154.2 million of cash and cash equivalents, $386.6 million of highly liquid marketable securities and an available line of credit of $50.0 million under our revolving credit facility. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.

SVB Credit Facility

We maintain a credit agreement with Silicon Valley Bank (as amended from time to time, the “SVB Credit Facility”). Under the terms of the SVB Credit Facility, we can borrow up to $50.0 million on our revolving credit loan facility at the higher of prime interest rate plus 0.25% or federal funds effective rate plus 0.50% plus 0.25%. The SVB Credit Facility, which expires on September 19, 2022, requires that we maintain certain monthly adjusted quick ratio and quarterly minimum consolidated adjusted earnings before income taxes, depreciation and amortization. As of July 31, 2022, we had no amounts outstanding under the SVB Credit Facility.

Material Cash Requirements

Our expected material cash requirements comprise of contractually obligated expenditures. We have agreements in place with data and service providers that require us to make certain minimum guaranteed purchase commitments through fiscal year 2026 which totaled $156.3 million as of January 31, 2022. We had no material changes to the purchase commitments as of July 31, 2022. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2027. Under the terms of the leases, we are responsible for certain operating expenses, such as insurance, property taxes, and maintenance expenses. Future minimum lease payments under non-cancelable operating leases totaled $15.9 million as of July 31, 2022.

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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended July 31,
	2022	2021

Net cash provided by (used in) operating activities	$2,974	$(16,861)
Net cash (used in) provided by investing activities	(184,915)	90,411
Net cash provided by financing activities	16,642	292,660
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
Operating Activities
For the six months ended July 31, 2022, cash provided by operating activities was $3.0 million, which consisted of net loss of $49.2 million, adjusted for non-cash expenses of $27.3 million, and $24.9 million of net cash flows provided as a result of changes in operating assets and liabilities. The $24.9 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $18.5 million decrease in accounts receivable due to increased collections, a $22.6 million increase in accounts payable due timing of vendor payments, a $14.2 million decrease in prepaid expenses and other current assets due to decrease in prepaid hosting and data costs, and a $6.3 million increase in deferred revenue. These increases to cash flow from operations were partially offset by a $18.7 million decrease in accrued expenses and other current liabilities primarily due to the bonus and commission payments, a $1.3 million decrease in other liabilities and a $0.4 million increase in other non-current assets.
For the six months ended July 31, 2021, cash used in operations was $16.9 million resulting from net loss of $46.8 million largely offset by net non-cash expenses of $31.0 million and $1.0 million net cash flow used as a result of changes in operating assets and liabilities. The $1.0 million of net cash used as a result of changes in our operating assets and liabilities was primarily driven a $7.7 million increase in other noncurrent assets due primarily to prepayments made to third-party infrastructure partners for periods extending beyond one year, a $6.8 million decrease in accounts payable due to timing of vendor payments and a $2.3 million decrease in accrued expenses and other current liabilities. These decreases to cash flow from operations were partially offset by an $11.8 million decrease in accounts receivable due to increased collections, a $3.0 million increase in deferred revenue from increased billings of subscriptions and a $1.1 million decrease in prepaid expenses and other current assets.
Investing Activities
For the six months ended July 31, 2022, cash used in investing activities was $184.9 million and was primarily the result of $448.1 million of purchases of marketable securities, $5.0 million in capitalized internal-use software costs, and $2.4 million in capital expenditures. These decreases to cash flow from investing activities were partially offset by $267.7 million of maturities of marketable securities and $2.8 million sales of marketable securities.
For the six months ended July 31, 2021, cash provided by investing activities was $90.4 million and was largely due to $101.9 million of maturities of marketable securities and $56.7 million of sales of marketable securities. This increase to cash flow from investing activity was partially offset by $61.8 million of purchases of marketable securities, $3.9 million in capital expenditures and $2.5 million in capitalized internal-use software costs.

Financing Activities

Our financing activities consist primarily of proceeds from debt and equity financings and exercises of stock options.
For the six months ended July 31, 2022, cash provided by financing activities was $16.6 million, which consisted of $10.4 million of proceeds from exercise of stock options and $6.2 million of proceeds from purchases of Class A common stock under our 2021 Employee Stock Purchase Plan.

For the six months ended July 31, 2021, cash provided by financing activities was $292.7 million, which consisted of $276.0 million of proceeds from our initial public offering (“IPO”), net of underwriting costs and expenses and $16.7 million of proceeds from exercise of stock options.

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

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Emerging Growth Company Status

As a result of the market value of our Class A common stock held by non-affiliates as of July 31, 2022 exceeding $700 million, we will be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 31, 2023, and will no longer qualify as an “emerging growth company.”

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

•compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements;

•the requirement that we provide full and more detailed disclosures regarding executive compensation; and

•the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer (the “CEO”), and Chief Financial Officer (the “CFO”), as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies it judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2022. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of July 31, 2022 as a result of a material weakness that existed in our internal control over financial reporting as described below.

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

Remediation Efforts to Address the Material Weakness

We have designed and implemented new controls to remediate this material weakness. These new controls include (i) performing a quarterly completeness assessment on capitalizable costs to obtain customer contracts and (ii) conducting a formal review of the capitalized costs calculation by management with appropriate level of knowledge and expertise with ASC 606.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above under “—Remediation Efforts to Address the Material Weakness,” there was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue was $150.6 million and $118.7 million for the three months ended July 31, 2022 and 2021, respectively, and $295.6 million and $229.7 million for the six months ended July 31, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

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

We have incurred significant net losses in recent years, including net losses of $23.9 million and $32.4 million for the three months ended July 31, 2022 and 2021, respectively, and $49.2 million and $46.8 million for the six months ended July 31, 2022 and 2021, respectively. We had an accumulated deficit of $490.8 million as of July 31, 2022. We expect that our costs will increase over time and our losses will continue, as we expect to invest significant additional funds in our business and incur costs relating to operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:

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

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally, sell subscriptions in more than 60 countries, and have established subsidiaries in Australia, Brazil, Canada, China, Denmark, Dubai, France, Germany, India, Italy, Japan, Netherlands, Singapore, South Korea, Spain, Sweden, Switzerland and the United Kingdom. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We also have experienced significant growth in the number of enterprises, end users, transactions and amount of data that our Unified-CXM platform and our associated hosting infrastructure support.

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

We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our operating performance and the condition of the capital markets at the time we seek financing. We may not be able to timely secure additional equity or debt financing on favorable terms, or at all. If we engage in any debt financing, the holders of debt would have priority over the holders of common stock. The holders of debt could impose restrictions on our business during the time the loan is outstanding, including restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The holders of debt would also likely obtain security interests on our assets enabling the debt holders to seize and take ownership or dispose of the property, whether tangible or intangible, in which they have a security interest if we default on repayment of the loan or any of the conditions associated with the loan. We also may be required to take other actions that would be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. We maintain a credit agreement with Silicon Valley Bank (as amended from time to time, the “SVB Credit Facility”). The SVB Credit Facility prohibits us from incurring additional indebtedness without prior written consent, among other conditions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited, and our business, results of operations and financial condition could be adversely affected.

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

Our business could be materially adversely affected by the outbreak of a widespread health epidemic or pandemic, including the COVID-19 pandemic. COVID-19, including variants of COVID-19, has reached across the globe, resulting, at times, in the implementation or reimplementation of significant governmental measures, including lockdowns, closures, quarantines, occupancy limits and travel bans intended to control the spread of the virus. We have adjusted our policies to allow our New York City headquarters employees to work remotely on an optional basis, which may lead to decreased workforce productivity and business disruptions. We have had to expend, and expect to continue to expend, significant time, attention, and resources to respond to the COVID-19 pandemic and associated global economic uncertainty, including to develop and implement internal policies and procedures and track changes in laws and government guidelines and restrictions. The remote working environment may also create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships. Over time, such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment could negatively impact our marketing efforts, our ability to enter into customer and business development contracts in a timely manner, our international expansion efforts, and our ability to recruit and retain employees across the organization.

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

Our results of operations also may fluctuate as a result of seasonality. We have seen seasonality in our sales cycle, as a large percentage of our customers make their purchases in the fourth quarter of a given fiscal year and pay us in the first quarter of the subsequent year. We also may be affected by seasonal trends in the future, particularly as our business matures. Such seasonality may result from a number of factors, including a slowdown in our customers’ procurement process during certain times of the year, both domestically and internationally, and customers choosing to spend remaining budgets shortly before the end of their fiscal years. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue due to the fact that we recognize subscription revenue over the term of the applicable subscription agreement. To the extent that we experience this seasonality, it may cause fluctuations in our results of operations and financial metrics and make forecasting our future results of operations and financial metrics more difficult.

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

Identifying and negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. We cannot predict the number, timing or size of these transactions. Our prior acquisitions have been relatively small, and we are relatively inexperienced in effectively integrating another business with our own. Consequently, these transactions, even if announced, may not be completed. The risks we face in connection with these transactions include:

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

As of July 31, 2022, we did not owe any principal or accrued interest under the SVB Credit Facility. However, it is possible that we will in the future draw down on the SVB Credit Facility or enter into new debt obligations. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the SVB Credit Facility, we may be required to repay any outstanding amounts earlier than anticipated. If for any reason we become unable to service our debt obligations under the SVB Credit Facility, or any new debt obligations that we may enter into from time to time, holders of our common stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.

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

Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of July 31, 2022, we owned 36 U.S. issued patents and 10 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.

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

We continue to see jurisdictions imposing data localization laws, which require personal data, or certain subcategories of personal data, to be stored in the jurisdiction of origin. Specifically, Russia and China have data privacy frameworks that have, amongst other things, more stringent data localization requirements. These regulations may inhibit our ability to expand into those markets or prohibit us from continuing to offer services and/or collaborate with partners in those markets without significant additional costs.

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

Furthermore, an increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. The Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state or “economic nexus.” In response to Wayfair, or otherwise, states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. Similarly, many non-U.S. jurisdictions have considered or adopted laws that impose value added, digital service, or similar taxes, on companies despite not having a physical presence in the non-U.S. jurisdiction.

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

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations and financial condition.

As a public company, and particularly after we are no longer an emerging growth company, we have incurred and expect to continue to incur greater legal, accounting and other expenses than we incurred as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations of the SEC and the listing standards of the New York Stock Exchange. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. These rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. In addition, because the market value of our Class A common stock held by non-affiliates as of July 31, 2022 exceeded $700 million, we will be a “large accelerated filer” under the Exchange Act as of January 31, 2023, and will no longer qualify as an “emerging growth company.” As a result, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with our Annual Report on Form 10-K for the fiscal year ending January 31, 2023 and on an annual basis thereafter. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. These increased costs and demands upon management could adversely affect our business, results of operations and financial condition.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing standards of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We also are continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

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

Our independent registered public accounting firm is not currently required to formally attest to the effectiveness of our internal control over financial reporting. However, because the market value of our Class A common stock held by non-affiliates exceeded $700 million as of July 31, 2022, we will be a “large accelerated filer” under the Exchange Act as of January 31, 2023, and will no longer qualify as an “e“merging growth company”. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, results of operations and financial condition and could cause a decline in the market price of our Class A common stock.

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

We have designed and implemented new controls to remediate this material weakness. These new controls include (i) performing a quarterly completeness assessment on capitalizable costs to obtain customer contracts and (ii) conducting a formal review of the capitalized costs calculation by management with appropriate level of knowledge and expertise with ASC 606.

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

We will no longer qualify as an “emerging growth company” as of January 31, 2023 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies.

As a result of the market value of our Class A common stock held by non-affiliates as of July 31, 2022 exceeding $700 million, we will be a “large accelerated filer” under the Exchange Act as of January 31, 2023, and will no longer qualify as an “emerging growth company.” As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

•compliance with any requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or supplement to the auditors' report providing additional information about the audit and the financial statements;

•the requirement that we provide full and more detailed disclosures regarding executive compensation;

•the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that compliance with these additional requirements will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of July 31, 2022 beneficially held approximately 57% of our outstanding capital stock, but controlled approximately 93% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.

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

Our directors, executive officers and holders of 5% or more of our outstanding Class B common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 60.8% of the shares of our outstanding common stock as of July 31, 2022. As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our capital stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.

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

10.1
Waiver and Fifth Amendment to Credit Agreement by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Administrative Agent, Issuing Lender and Swingline Lender), dated May 20, 2020.

10.2
Waiver and Sixth Amendment to Credit Agreement by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Administrative Agent, Issuing Lender and Swingline Lender), dated June 28, 2021.

10.3
Seventh Amendment to Credit Agreement by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Administrative Agent, Issuing Lender and Swingline Lender), dated March 31, 2022.

10.4
Eighth Amendment to Credit Agreement by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Administrative Agent, Issuing Lender and Swingline Lender), dated June 20, 2022.

10.5
Ninth Amendment to Credit Agreement by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Administrative Agent, Issuing Lender and Swingline Lender), dated August 18, 2022.

10.6	Employment Agreement, by and between Sprinklr Switzerland GmbH and Luca Lazzaron, dated October 5, 2017.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

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

Sprinklr, Inc.

Date: September 8, 2022	By:	/s/ Ragy Thomas
Ragy Thomas
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2022	By:	/s/ Manish Sarin
Manish Sarin
Chief Financial Officer
(Principal Financial and Accounting Officer)