Form 10-Q
period 2022-10-31
Sprinklr, Inc.
filed 2022-12-06
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 30, 2022, the registrant had 116,694,347 shares of Class A common stock and 144,338,771 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also use Sprinklr’s blog and the following social media channels as a means of disclosing information about the company, our products, our planned financials and other announcements and attendance at upcoming investor and industry conferences, and other matters. This is in compliance with our disclosure obligations under Regulation FD:

•Sprinklr Company Blog (http://sprinklr.com/blog)
•Sprinklr LinkedIn Page (http://www.linkedin.com/company/sprinklr)
•Sprinklr Twitter Account (https://twitter.com/sprinklr)
•Sprinklr Facebook Page (https://www.facebook.com/sprinklr/)
•Sprinklr Instagram Page (https://www.instagram.com/sprinklr)

In addition, investors and others can view Sprinklr videos on YouTube (https://www.YouTube.com/c/sprinklr).

Information posted through these social media channels may be deemed material. Accordingly, in addition to reviewing our press releases, SEC filings, public conference calls and webcasts, investors should monitor Sprinklr’s blog and its other social media channels. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. The channel list on how to connect with us may be updated from time to time and is available on https://www.sprinklr.com and our investor relations website.

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

These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses and other operating results;
•our ability to acquire new customers and successfully engage new and existing customers;
•our ability to achieve and maintain our profitability;
•the effects on our business, financial condition and results of operations of current and future economic, business, market and regulatory conditions, including the current global inflation and other economic and market conditions, and their effects on our customers and their spending and ability to finance purchases of our products and technologies;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategies for our Unified-CXM platform;
•the estimated addressable market opportunity for our Unified-CXM platform;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of global events, such as the ongoing COVID-19 pandemic or other public health crises and the Russia-Ukraine war, on our business and the global economy;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.

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
ii

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	October 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$156,025	$321,426
Marketable securities	388,089	210,983
Accounts receivable, net of allowance for doubtful accounts of $3.9 million and $2.7 million, respectively	132,932	163,681
Prepaid expenses and other current assets	80,557	109,167
Total current assets	757,603	805,257
Property and equipment, net	20,679	14,705
Goodwill and other intangible assets	50,489	50,706
Operating lease right-of-use assets	13,506	—
Other non-current assets	54,718	49,378
Total assets	$896,995	$920,046

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$15,776	$15,802
Accrued expenses and other current liabilities	88,369	100,220
Operating lease liabilities, current	6,693	—
Deferred revenue	257,659	279,028
Total current liabilities	368,497	395,050
Deferred revenue less current portion	1,015	5,325
Deferred tax liability, long-term	1,089	1,101
Operating lease liabilities, long-term	7,601	—
Other liabilities, long-term	1,365	2,721
Total liabilities	379,567	404,197
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 114,302,956 and 105,929,885 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	3	3
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 146,607,531 and 150,551,314 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively	6	5
Treasury stock, at cost, 14,130,784 and 14,130,784 shares	(23,831)	(23,831)
Additional paid-in capital	1,045,399	982,122
Accumulated other comprehensive loss	(7,444)	(820)
Accumulated deficit	(496,705)	(441,630)
Total stockholders’ equity	517,428	515,849
Total liabilities and stockholders’ equity	$896,995	$920,046

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Subscription	$139,906	$109,941	$400,301	$310,020
Professional services	17,345	17,115	52,558	46,708
Total revenue:	157,251	127,056	452,859	356,728
Costs of revenue:
Costs of subscription	26,249	22,835	76,759	66,228
Costs of professional services	14,271	15,865	47,641	41,520
Total costs of revenue	40,520	38,700	124,400	107,748
Gross profit	116,731	88,356	328,459	248,980
Operating expenses:
Research and development	19,208	16,591	56,531	44,717
Sales and marketing	79,538	74,698	253,418	204,573
General and administrative	22,588	21,833	67,916	63,364
Total operating expenses	121,334	113,122	377,865	312,654
Operating loss	(4,603)	(24,766)	(49,406)	(63,674)
Other income (expense), net	1,093	(1,119)	1,304	(4,744)
Loss before provision for income taxes	(3,510)	(25,885)	(48,102)	(68,418)
Provision for income taxes	2,350	1,823	6,973	6,132
Net loss	$(5,860)	$(27,708)	$(55,075)	$(74,550)

Net loss per share attributable to Class A and Class B common stockholders, basic	$(0.02)	$(0.11)	$(0.21)	$(0.43)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic	260,285	255,195	258,677	174,497

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Net loss	$(5,860)	$(27,708)	$(55,075)	$(74,550)
Foreign currency translation adjustments	(1,831)	13	(4,873)	(770)
Unrealized losses on investments	(446)	(8)	(1,751)	(22)
Total comprehensive loss	$(8,137)	$(27,703)	$(61,699)	$(75,342)

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount

Balance at July 31, 2022	259,713	$9	$1,027,849	14,131	$(23,831)	$(5,167)	$(490,845)	$508,015
Stock-based compensation - equity classified awards	—	—	11,982	—	—	—	—	11,982
Exercise of stock options and vesting of RSUs	1,197	—	5,568	—	—	—	—	5,568
Other comprehensive loss	—	—	—	—	—	(2,277)	—	(2,277)
Net loss	—	—	—	—	—	—	(5,860)	(5,860)
Balance at October 31, 2022	260,910	$9	$1,045,399	14,131	$(23,831)	$(7,444)	$(496,705)	$517,428

	Class A and Class B Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount

Balance at January 31, 2022	256,481	$8	$982,122	14,131	$(23,831)	$(820)	$(441,630)	$515,849
Stock-based compensation - equity classified awards	—	—	41,068	—	—	—	—	41,068
Exercise of stock options and vesting of RSUs	3,712	—	15,997	—	—	—	—	15,997
Issuance of common shares upon ESPP purchases	717	1	6,212	—	—	—	—	6,213
Other comprehensive loss	—	—	—	—	—	(6,624)	—	(6,624)
Net loss	—	—	—	—	—	—	(55,075)	(55,075)
Balance at October 31, 2022	260,910	$9	$1,045,399	14,131	$(23,831)	$(7,444)	$(496,705)	$517,428

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands)
(unaudited)

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at July 31, 2021	—	$—	269,029	$8			$947,041	(14,131)	$(23,831)	$(10)	$(377,002)	$546,206
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	—	—	—	—	19	—	—	—	—	19
Stock-based compensation - equity classified awards	—	—	—	—	—	—	12,403	—	—	—	—	12,403
Exercise of stock options	—	—	486	—		—	1,234	—	—	—	—	1,234
Other comprehensive income	—	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	(27,708)	(27,708)
Balance at October 31, 2021	—	$—	269,515	$8	—	$—	$960,697	(14,131)	$(23,831)	$(5)	$(404,710)	$532,159

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Amount	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 31, 2021	120,903	$424,992	—	$—	109,587	$4	$122,061	(14,131)	$(23,831)	$787	$(330,160)	$193,853
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	18,288	—	—	—	275,973	—	—	—	—	275,973
Conversion of convertible preferred stock to common stock upon initial public offering	(120,903)	(424,992)	120,903	4	—	—	424,989	—	—	—	—	1
Conversion of Senior subordinated secured convertible notes	—	—	9,694	—	—	—	82,114	—	—	—	—	82,114
Stock-based compensation - equity classified awards	—	—	—	—	—	—	37,668	—	—	—	—	37,668
Reclassification of common stock to class A and class B common stock	—	—	117,176	4	(117,176)	(4)	—	—	—	—	—	—
Exercise of stock options	—	—	1,454	—	7,589	—	17,892	—	—	—	—	17,892
Net exercise of common stock warrants	—	—	230	—	—	—	—	—	—	—	—	—
Issuance of common stock under deferred stock compensation plan	—	—	1,770	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(792)	—	(792)
Net loss	—	—	—	—	—	—	—	—	—	—	(74,550)	(74,550)
Balance at October 31, 2021	—	$—	269,515	$8	—	$—	$960,697	(14,131)	$(23,831)	$(5)	$(404,710)	$532,159

See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2022	2021
Cash flow from operating activities:
Net loss	$(55,075)	$(74,550)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,727	5,638
Bad debt expense	1,161	47
Stock-based compensation expense, net of amounts capitalized	39,920	37,953
Non-cash interest paid in kind and discount amortization	—	3,266
Non-cash lease expense	4,759	—
Deferred income taxes	—	1
Other non-cash items, net	(549)	(1,187)
Changes in operating assets and liabilities:
Accounts receivable	29,358	12,741
Prepaid expenses and other current assets	27,246	(2,395)
Other noncurrent assets	(5,782)	(3,151)
Accounts payable	(1,243)	(5,774)
Operating lease liabilities	(5,448)	—
Accrued expenses and other current liabilities	(625)	16,413
Litigation settlement	(12,000)	—
Deferred revenue	(24,578)	(7,132)
Other liabilities	(1,285)	197
Net cash provided by (used in) operating activities	4,586	(17,933)
Cash flow from investing activities:
Purchases of marketable securities	(640,173)	(61,758)
Sales of marketable securities	2,838	56,652
Maturities of marketable securities	459,026	197,555
Purchases of property and equipment	(2,923)	(5,197)
Capitalized internal-use software	(7,733)	(4,150)
Acquisitions, net of cash acquired	—	(3,625)
Net cash (used in) provided by investing activities	(188,965)	179,477
Cash flow from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts, commissions and other offering costs	—	275,973
Proceeds from issuance of common stock upon exercise of stock options	15,997	17,892
Proceeds from issuance of common stock upon ESPP purchases	6,213	—
Net cash provided by financing activities	22,210	293,865
Effect of exchange rate fluctuations on cash and cash equivalents	(3,232)	(1,060)
Net change in cash and cash equivalents	(165,401)	454,349
Cash and cash equivalents at beginning of period	321,426	68,037
Cash and cash equivalents at end of period	$156,025	$522,386

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$5,137	$2,525
Supplemental disclosure for non-cash investing and financing
Net exercise of common stock warrants	—	18
Stock-based compensation expense capitalized in internal-use software	1,898	465
Accrued purchases of property and equipment	92	126
Right of use assets obtained in exchange for operating lease liabilities	5,222	—
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
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission, (the “SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2022, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2022 are not necessarily indicative of the results to be expected for the year ending January 31, 2023 or for any other interim period or for any other future year.
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
A summary of the effect of the corrections on the condensed consolidated statements of operations for the three and nine months ended October 31, 2021 were as follows (in thousands, except per share data):

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended October 31, 2021			Nine Months Ended October 31, 2021
	As reported	Corrections	As Adjusted	As reported	Corrections	As Adjusted
Operating expenses:
Research and development	$16,621	$(30)	$16,591	$44,836	$(119)	$44,717
Sales and marketing	76,191	(1,493)	74,698	207,079	(2,506)	204,573
Total operating expenses	114,645	(1,523)	113,122	315,279	(2,625)	312,654
Operating loss	(26,289)	1,523	(24,766)	(66,299)	2,625	(63,674)
Loss before provision for income taxes	(27,408)	1,523	(25,885)	(71,043)	2,625	(68,418)
Net loss	(29,231)	1,523	(27,708)	(77,175)	2,625	(74,550)
Net loss per share attributable to Class A and Class B stockholders, basic and diluted	$(0.11)	$—	$(0.11)	$(0.44)	$0.01	$(0.43)
A summary of the effect of the corrections on the condensed consolidated statements of cash flows for the nine months ended October 31, 2021 were as follows (in thousands):

	Nine Months Ended October 31, 2021
	As reported	Corrections	As Adjusted
Net loss	(77,175)	2,625	(74,550)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,104)	(1,291)	(2,395)
Other non-current assets	(1,817)	(1,334)	(3,151)
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
Leases
On February 1, 2022, the Company adopted the lease accounting requirements of Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). Under Topic 842, the Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases. As of October 31, 2022, the Company did not have any finance leases.
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
No single customer accounted for more than 10% of total revenue in the three or nine months ended October 31, 2022 and 2021.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company issued certain performance stock units (“PSUs”) that vest upon the satisfaction of time-based service, performance-based and market conditions in prior years. The Company estimates compensation cost based on the grant date fair value and recognize the expense on a graded vesting basis over the vesting period of the award. As the PSUs are subject to a market condition (stock price), the grant date fair value is measured using a Monte Carlo simulation approach, which estimates the fair value of awards based on randomly generated simulated stock-price paths through a lattice-type structure. The performance-based vesting condition was satisfied upon the occurrence of a qualifying event, which was generally defined as a change in control transaction or the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company's common stock. Upon the effectiveness of the Registration Statement on June 22, 2021, the performance-based vesting condition was satisfied, and therefore, the Company commenced recognition of compensation expense using the accelerated attribution method over the requisite service period.
The Company estimates fair value of its restricted stock units (“RSU”) based on the fair value of the underlying common stock, net of estimated forfeitures. Subsequent to the Company’s initial public offering (“IPO”) in June 2021, the Company determines the fair value using the closing price of its Class A common stock on the date of grant.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), and additional changes, modifications, clarifications or interpretations related to this guidance thereafter (“ASU 2016-02”). ASU 2016-02 requires a reporting entity to recognize ROU assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. Effective February 1, 2022, the Company adopted the standard and elected the package of transition practical expedients that allowed the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases; (ii) the classification for any expired or existing leases; and (iii) initial direct costs for existing leases. Additionally, the Company elected the practical expedient to not separate lease components from non-lease components for all asset classes. The Company also made an accounting policy election not to record ROU assets or lease liabilities for leases with an initial term of 12 months or less and will recognize payments for such leases in its consolidated statement of operation on a straight-line basis over the lease term. The Company recorded lease liabilities and corresponding ROU assets of approximately $14 million upon adoption of this standard.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, with subsequent amendments, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires immediate recognition of management’s estimates of current expected credit losses. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, and interim periods within that fiscal year, with early adoption permitted. The Company expects to adopt this guidance on January 31, 2023 effective February 1, 2022 as the Company will cease to qualify as an “emerging growth company” as of January 31, 2023. There is no material impact to the consolidated financial statements.

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

Costs to Obtain Customer Contracts

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit. The Company determines the period of benefit by taking into consideration the length of its customer contracts, customer relationship period, technology lifecycle, and other factors. The Company has historically estimated such period of benefit to be three years. During the first quarter of fiscal 2023, the Company updated the period of benefit, noting that recent customer relationship periods extended to an average period of five years. Accordingly, the Company noted a change in estimate of the amortization period of these costs and will prospectively amortize over a period of benefit of five years. The change in amortization period resulted in an immaterial impact to sales and marketing expense for the three and nine months ended October 31, 2022. Sales commissions paid for renewals are not commensurate with commissions paid on the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Amortization expense is recorded in sales and marketing expense within the Company’s condensed consolidated statement of operations.

Capitalized costs to obtain customer contracts as of October 31, 2022 were $88.7 million, of which $40.0 million is included in prepaid expenses and other current assets and $48.7 million within other non-current assets.

Capitalized costs to obtain customer contracts as of January 31, 2022 were $83.0 million, of which $40.7 million is included in prepaid expenses and other current assets and $42.3 million within other non-current assets.

During the three months ended October 31, 2022 and 2021, the Company amortized $11.3 million and $9.0 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense. During the nine months ended October 31, 2022 and 2021, the Company amortized $33.5 million and $25.7 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
The prior period amounts reflect immaterial corrections related to capitalized costs to obtain customer contracts. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for more information regarding immaterial corrections to prior periods.

Deferred Revenue

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. The Company recognized revenue of $131.0 million and $250.6 million for the three and nine months ended October 31, 2022, respectively, and $104.4 million and $194.0 million for the three and nine months ended October 31, 2021, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. At October 31, 2022 and January 31, 2022, contract assets were $3.7 million and $3.2 million, respectively, and were included in prepaid expenses and other current assets.

Remaining Performance Obligation

Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. As of October 31, 2022, the Company’s RPO was $586.1 million, approximately $420.2 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

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

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets (in thousands):

	October 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair value
Corporate bonds	$103,088	$—	$(490)	$102,598
U.S. government and agency securities	131,327	—	(610)	130,717
Commercial paper	110,482	—	(518)	109,964
Certificate of deposits	45,142	1	(333)	44,810
Marketable securities	$390,039	$1	$(1,951)	$388,089

	January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair value
Corporate bonds	$124,639	$1	$(163)	$124,477
U.S. government and agency securities	37,725	—	(35)	37,690
Commercial paper	48,818	—	(2)	48,816
Marketable securities	$211,182	$1	$(200)	$210,983
As of October 31, 2022 and January 31, 2022, the maturities of available-for-sale marketable securities did not exceed 12 months.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of October 31, 2022 and January 31, 2022, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	October 31, 2022				January 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents:
Money market funds	$70,921	$—	$—	$70,921	$281,091	$—	$—	$281,091
Marketable Securities:
Corporate bonds	—	102,598	—	102,598	—	124,477	—	124,477
U.S. government and agency securities	—	130,717	—	130,717	—	37,690	—	37,690
Commercial paper	—	109,964	—	109,964	—	48,816	—	48,816
Certificate of deposits	—	44,810	—	44,810	—	—	—	—
Total financial assets	$70,921	$388,089	$—	$459,010	$281,091	$210,983	$—	$492,074
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
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As of October 31, 2022 and January 31, 2022, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments, as it believes that any such losses would be immaterial based on the high-grade credit rating for each of its marketable securities as of the end of each period.

6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Prepaid hosting and data costs	$16,923	$46,513
Prepaid software costs	6,304	5,765
Capitalized commissions costs, current portion	39,996	40,695
Prepaid insurance	2,828	2,118
Contract assets	3,723	3,161
Other	10,783	10,915
Prepaid expenses and other current assets	$80,557	$109,167

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Computer equipment	$15,787	$13,544
Office furniture and other	1,951	1,256
Leasehold improvements	4,146	3,930
Less accumulated depreciation and amortization	(15,162)	(12,433)
Total fixed assets, net	6,722	6,297
Capitalized internal-use software	32,696	23,065
Less accumulated amortization	(18,739)	(14,657)
Total capitalized internal-use software	13,957	8,408
Property and equipment, net	$20,679	$14,705
Depreciation and amortization expense consisted of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Depreciation and amortization expense	1,634	1,198	4,646	2,994
Amortization expense for capitalized internal-use software	1,591	876	4,081	2,367
The Company capitalized internal-use software costs, including stock-based compensation, of $3.7 million and $1.9 million in the three months ended October 31, 2022 and 2021, respectively, and $9.6 million and $4.6 million in the nine months ended October 31, 2022 and 2021, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Bonuses	$16,686	$22,622
Commissions	14,886	16,496
Employee liabilities (1)	21,548	21,668
Accrued litigation settlement (2)	—	12,000
Purchased media costs (3)	3,181	3,227
Accrued sales and use tax liability	6,324	6,935
Accrued income taxes	5,003	2,559
Professional services	1,270	1,062
Other	19,471	13,651
	$88,369	$100,220
(1) Includes $3.8 million and $2.3 million of accrued employee contributions under the Company's 2021 Employee Stock Purchase Plan (“ESPP”) at October 31, 2022 and January 31, 2022, respectively.
(2) On February 25, 2022, the Company and Opal Labs Inc. (“Opal”) agreed to settle all outstanding claims with respect to Opal's complaints alleging breach of contract and violation of Oregon's Uniform Trade Secrets Acts, among other claims.
(3) Purchased media costs consist of amounts owed to the Company’s vendors for the purchase of advertising space on behalf of its customers.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Leases
The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. There are no finance leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended October 31, 2022	Nine Months Ended October 31, 2022
Operating lease cost	$2,047	$5,777
Variable lease cost	6	18
Short-term lease cost	168	534
Total lease cost	$2,221	$6,329
The weighted average remaining lease term and discount rate were as follows:

October 31, 2022
Weighted average remaining lease term	2.6 years
Weighted average discount rate	11.7%
The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, was as follows (in thousands):

October 31, 2022
Remainder of 2023	$1,716
2024	7,805
2025	3,511
2026	2,429
2027	1,208
Thereafter	—
Total minimum lease payments	16,669
Less: imputed interest	(2,375)
Total	$14,294
Rent expense for operating leases for the three and nine months ended October 31, 2021, which were accounted for under ASC 840, Leases (“ASC 840”), was $2.2 million and $5.5 million, respectively.
As previously disclosed in the Company's consolidated financial statements as of and for the year ended January 31, 2022 and under the previous lease accounting standard, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

Fiscal year ended January 31,
2023	$9,676
2024	8,036
2025	3,165
2026	2,034
2027 and thereafter	1,726
Total	$24,637

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
8. Credit Agreement
The Company maintains a credit agreement with Silicon Valley Bank (as amended from time to time, the “SVB Credit Facility”). Under the terms of the SVB Credit Facility, the Company can borrow up to $50.0 million on its revolving credit loan facility on its revolving credit loan facility at the higher of prime interest rate plus 0.25% or federal funds effective rate plus 0.50% plus 0.25%. The SVB Credit Facility, which expires on December 19, 2022, requires the Company to maintain certain monthly adjusted quick ratio and quarterly minimum consolidated adjusted earnings before income taxes, depreciation and amortization. As of October 31, 2022 and January 31, 2022, the Company had no amounts outstanding under the SVB Credit Facility.

9. Commitments and Contingencies
Letters of Credit
As of October 31, 2022 and January 31, 2022, the Company had an aggregate availability of $1.3 million and $0.7 million, respectively, under letters of credit primarily related to one of its leases. These letters of credit have not been drawn down as of October 31, 2022.
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.  In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. At October 31, 2022, the Company had no provision for liability under existing litigation.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
10. Stock-Based Compensation
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the Plan for the three and nine months ended October 31, 2022 is as follows:

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual life
	(in thousands)		(in years)
Outstanding as of January 31, 2022	44,355	6.23	7.8
Exercised	(3,429)	4.66
Cancelled/forfeited	(4,881)	8.27
Expired	(12)	4.24
Outstanding as of October 31, 2022	36,033	6.10	6.9

Exercisable as of October 31, 2022	24,609	$5.39	6.5
Vested and expected to vest as of October 31, 2022	33,439	$5.87	6.8
Restricted Stock Units
A summary of the Company’s RSU award activity was as follows:

	Number of restricted shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2022	1,730	$14.67
Granted	8,770	12.47
Released	(296)	14.04
Cancelled/forfeited	(1,002)	13.94
Outstanding as of October 31, 2022	9,202	$12.69
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Costs of subscription	$282	$589	$1,079	$1,411
Costs of professional services	368	889	1,770	1,911
Research and development	2,204	2,186	7,700	4,915
Sales and marketing	5,071	4,997	18,736	13,963
General and administrative	3,284	3,760	10,635	15,753
Stock-based compensation, net of amounts capitalized	11,209	12,421	39,920	37,953
Capitalized stock-based compensation	1,023	232	1,898	465
Total stock-based compensation	$12,232	$12,653	$41,818	$38,418

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Equity classified awards	$11,982	12,403	$41,068	$37,668
Other awards (1)	250	250	750	750
	$12,232	$12,653	$41,818	$38,418
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
As of October 31, 2022, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was as follows:

	October 31, 2022
	Unrecognized expense	Weighted average expense recognition period
	(in thousands)	(in years)
Stock options	$24,174	2.2
Performance share units	1,526	2.3
Restricted stock units	54,660	3.4
ESPP	2,417	0.7

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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss per share - basic and diluted:
Numerator:
Net loss attributable to Sprinklr for basic net loss per share	$(5,860)	$(27,708)	$(55,075)	$(74,550)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to Class A and Class B common stockholders - basic and diluted	260,285	255,195	258,677	174,497
Net loss per common share attributable to Class A and Class B common stockholders - basic and diluted	$(0.02)	$(0.11)	$(0.21)	$(0.43)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (in thousands):

	2022	2021
Options to purchase common stock	36,033	45,767
Performance share units	2,295	3,175
Restricted stock units	9,202	765
ESPP	409	293
Warrants to purchase common stock	2,500	2,500
Total shares excluded from net loss per share	50,439	52,500

12. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended October 31, 2022 and 2021, the Company recorded an income tax expense of $2.4 million and $1.8 million, respectively, and income tax expense of $7.0 million and $6.1 million for the nine months ended October 31, 2022 and 2021, respectively.
The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets, partially offset by state taxes and the foreign tax rate differential on non-U.S. income.

The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence. As of October 31, 2022, the Company continues to maintain a full valuation allowance against the deferred tax assets for the U.S. and certain international entities.

During the three and nine months ended October 31, 2022, the Company recorded a $0.1 million and $0.3 million reserve, respectively, related to unrecognized tax benefits.

The Inflation Reduction Act of 2022 (“IRA”) was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a new 1 percent excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and other items. At this time, none of the IRA tax provisions are expected to have a material impact to the Company's fiscal 2023 tax provision. The Company will continue to monitor for updates to the Company's business along with guidance issued with respect to the IRA to determine whether any adjustments are needed to the Company's tax provision in future periods.

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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Americas	$104,932	$80,333	$295,288	$226,573
EMEA	43,647	35,406	127,099	99,838
Other	8,672	11,317	30,472	30,317
	$157,251	$127,056	$452,859	$356,728
The United States was the only country that represented more than 10% of the Company’s revenues. The following table represents the revenue in the United States for the three and nine months ended October 31, 2022 and 2021.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
United States	$99,844	$75,351	$278,352	$212,253
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of October 31, 2022 and January 31, 2022, long lived assets by geographic region were as follows (in thousands):

	October 31, 2022	January 31, 2022
Americas (1)	$15,975	$10,472
EMEA	943	1,551
Other	3,761	2,682
	$20,679	$14,705
(1) Includes $15.8 million and $10.2 million of fixed assets held in the United States at October 31, 2022 and January 31, 2022, respectively.

14. Related Party Transactions
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, our Founder, Chairman and Chief Executive Officer, in connection with the provision of digital training services to the Company’s employees and certain Sprinklr customers. The Company has paid approximately $0.1 million and $0.1 million to Lyearn in connection with the digital training services provided to a customer for the three and nine months ended October 31, 2022, respectively. The Company paid approximately $0.1 million and $0.1 million to Lyearn in connection with the digital training services provided to its employees during the three and nine months ended October 31, 2021, respectively.

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

Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 60 countries and use our AI powered CXM platform which recognizes over 50 languages. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of October 31, 2022, we had 107 large customers compared to 80 as of October 31, 2021.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decision.

RPO and cRPO

Remaining Performance Obligation (“RPO”) represents contracted revenue that have not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that have not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. The aggregate transaction price of RPO expected to be recognized as revenue was $586.1 million and $459.4 million as of October 31, 2022 and 2021, respectively. The aggregate transaction price of cRPO expected to be recognized as revenue in the next 12 months was $420.2 million and $329.6 million as of October 31, 2022 and 2021, respectively.

Net Dollar Expansion Rate

We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the prior 12-month period by (ii) subscription revenue from the same customers in the prior 12-month period. Our net dollar expansion rate, on a trailing 12-month basis, was 125% and 117% for the 12-month periods ending October 31, 2022 and 2021, respectively.

Macroeconomic Considerations

Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates and the Russia-Ukraine war, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.

To the extent possible throughout the COVID-19 pandemic, we conducted business as usual, with necessary or advisable modifications to employee travel and employee work locations and canceling or holding virtually any Sprinklr marketing events. Since the end of the quarter ended April 30, 2022, we have continued to increase our office activity, such as in-person meetings, events, and travel in compliance with applicable government orders and guidelines. As we continue to increase office activity globally, increase travel, participate in and hold more in-person meetings and events, continue hiring and increase capital expenditures for additional office space, our costs and expenses may increase and our margins may decrease in future quarters.

The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our most recent Annual Report on Form 10-K.
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

Other Income (Expense), Net

Other income (expense), net, consists of interest expense, interest income on invested cash and cash equivalents and marketable securities, foreign currency transaction gains and losses and other expenses and gains.

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
The following table sets forth our condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Subscription	$139,906	$109,941	$400,301	$310,020
Professional services	17,345	17,115	52,558	46,708
Total revenue:	157,251	127,056	452,859	356,728
Costs of revenue:
Costs of subscription (1)	26,249	22,835	76,759	66,228
Costs of professional services (1)	14,271	15,865	47,641	41,520
Total costs of revenue	40,520	38,700	124,400	107,748
Gross profit	116,731	88,356	328,459	248,980
Operating expenses:
Research and development (1)	19,208	16,591	56,531	44,717
Sales and marketing (1)(2)	79,538	74,698	253,418	204,573
General and administrative (1)	22,588	21,833	67,916	63,364
Total operating expenses	121,334	113,122	377,865	312,654
Operating loss	(4,603)	(24,766)	(49,406)	(63,674)
Other income (expense), net	1,093	(1,119)	1,304	(4,744)
Loss before provision for income taxes	(3,510)	(25,885)	(48,102)	(68,418)
Provision for income taxes	2,350	1,823	6,973	6,132
Net loss	$(5,860)	$(27,708)	$(55,075)	$(74,550)

(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Costs of subscription	$282	$589	$1,079	$1,411
Costs of professional services	368	889	1,770	1,911
Research and development	2,204	2,186	7,700	4,915
Sales and marketing	5,071	4,997	18,736	13,963
General and administrative	3,284	3,760	10,635	15,753
Stock-based compensation expense, net of amounts capitalized	$11,209	$12,421	$39,920	$37,953

(2) Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

Sales and marketing	$133	$116	$399	$280
Total amortization of acquired intangible assets	$133	$116	$399	$280
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Subscription	89%	87%	88%	87%
Professional services	11%	13%	12%	13%
Total revenue:	100%	100%	100%	100%
Costs of revenue:
Costs of subscription	17%	18%	17%	19%
Costs of professional services	9%	12%	11%	12%
Total costs of revenue	26%	30%	27%	30%

Operating expenses:
Research and development	12%	13%	12%	13%
Sales and marketing	51%	59%	56%	57%
General and administrative	14%	17%	15%	18%
Total operating expenses	77%	89%	83%	88%
Operating loss	(3)%	(19)%	(11)%	(18)%
Other income (expense), net	1%	(1)%	0%	(1)%
Loss before provision for income taxes	(2)%	(20)%	(11)%	(19)%
Provision for income taxes	1%	1%	2%	2%
Net loss	(4)%	(22)%	(12)%	(21)%

Comparison of the Three Months Ended October 31, 2022 and 2021
Revenue

	Three Months Ended October 31,
	2022	2021	Change
	(dollars in thousands)
Subscription	$139,906	$109,941	$29,965	27%
Professional services	17,345	17,115	230	1%
Total revenue:	$157,251	$127,056	$30,195	24%
The increase in subscription revenue for the three months ended October 31, 2022, compared to the three months ended October 31, 2021, was due primarily to a continued increase in demand for our solutions from new customers and an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and the purchase of additional solutions within our platform.
The increase in professional services revenue for the three months ended October 31, 2022, compared to the three months ended October 31, 2021, was primarily due to an increase in implementation and managed services performed in the three months ended October 31, 2022 compared to the prior year period.
Costs of Revenue and Gross Margin

	Three Months Ended October 31,
	2022	2021	Change
	(dollars in thousands)
Costs of subscription revenue	$26,249	$22,835	$3,414	15%
Costs of professional services revenue	14,271	15,865	$(1,594)	(10)%
Total costs of revenue	$40,520	$38,700	$1,820	5%
Gross margin - subscription	81%	79%
Gross margin - professional services	18%	7%

The increase in costs of subscription revenue was primarily due to higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a $3.3 million increase in the cost to host our software platform.

Our subscription gross margin increased by 2 percentage points in the three months ended October 31, 2022, compared to the three months ended October 31, 2021, primarily as a result of increased revenue.

The decrease in cost of professional services revenue was due primarily to $1.2 million decrease in personnel costs and a reduction in subcontractor expenses of $0.4 million during the three months ended October 31, 2022 relative to the prior period. The increase in professional services revenue relative to the decrease in cost of professional services resulted in a 11 percentage point increase in professional services gross margin. We expect that our gross margin will vary from period to period.

Research and Development Expense

	Three Months Ended October 31,
	2022	2021	Change
	(dollars in thousands)
Research and development	$19,208	$16,591	$2,617	16%
% of revenue	12%	13%

The increase was primarily due to a $1.9 million increase in research and development personnel costs primarily due to an increase in headcount of research and development employees as we continue to add to and enhance our product and a $0.5 million increase in travel-related costs due to an increase in office activity, including in-person meetings.
Sales and Marketing Expense

	Three Months Ended October 31,
	2022	2021	Change
	(dollars in thousands)
Sales and marketing	$79,538	$74,698	$4,840	6%
% of revenue	51%	59%

The increase was primarily due to a $3.5 million increase in personnel costs primarily due to increased headcount of sales and marketing employees to support growth, a $1.9 million increase in travel-related costs due to an increase in office activity, including in-person meetings, and a $1.4 million increase in commissions expense associated with an increase in customer contracts and revenue growth. These increases were partially offset by a $1.6 million decrease in marketing expenses and a $0.5 million decrease in recruiting-related costs.

General and Administrative Expense

	Three Months Ended October 31,
	2022	2021	Change
	(dollars in thousands)
General and administrative	$22,588	$21,833	$755	3%
% of revenue	15%	18%

The increase was primarily due to a $0.9 million increase in general and administrative employee personnel costs due to increased headcount to support growth.
Other Income (Expense), Net

	Three Months Ended October 31,
	2022	2021	Change
	(dollars in thousands)
Other income (expense), net	$1,093	$(1,119)	$(2,212)	(198)%
% of revenue	1%	(1)%

The increase in other income (expense), net was primarily attributable to a $2.3 million increase in interest income from our invested cash equivalents and marketable securities.
Provision for Income Taxes

	Three Months Ended October 31,
	2022	2021	Change
	(dollars in thousands)
Provision for income taxes	$2,350	$1,823	$527	29%
% of revenue	1%	1%
The increase in the income tax expense for three months ended October 31, 2022, compared to the three months ended October 31, 2021, was primarily related to higher profitability in our non-U.S. subsidiaries.

Comparison of the Nine Months Ended October 31, 2022 and 2021
Revenue

	Nine Months Ended October 31,
	2022	2021	Change
	(dollars in thousands)
Subscription	$400,301	$310,020	$90,281	29%
Professional services	52,558	46,708	5,850	13%
Total revenue:	$452,859	$356,728	$96,131	27%

The increase in subscription revenue for the nine months ended October 31, 2022, compared to the nine months ended October 31, 2021, was due primarily to increased demand for our solutions from new customers and an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and the purchase of additional solutions within our platform.
The increase in professional services revenue for the nine months ended October 31, 2022, compared to the nine months ended October 31, 2021, was primarily due to an increase in implementation and managed services performed in the nine months ended October 31, 2022 compared to the prior year period.

Costs of Revenue and Gross Margin

	Nine Months Ended October 31,
	2022	2021	Change
	(dollars in thousands)
Costs of subscription revenue	$76,759	$66,228	$10,531	16%
Costs of professional services revenue	47,641	41,520	6,121	15%
Total costs of revenue	$124,400	$107,748	$16,652	15%
Gross margin - subscription	81%	79%
Gross margin - professional services	9%	11%

The increase in costs of subscription revenue was due primarily to an $8.9 million increase in the costs to host our software platform related to third-party cloud infrastructure necessary to meet our increased customer demand and a $1.7 million increase in amortization of capitalized internal-use software.

Our subscription gross margin increased by 2 percentage points in the nine months ended October 31, 2022, compared to the nine months ended October 31, 2021, primarily as a result of increased revenue.

The increase in costs of professional services revenue was due to a $3.2 million increase in personnel costs due to increased headcount of professional services employees, a $2.3 million increase in subcontractor costs and a $0.4 million increase in travel-related costs.

Our professional services gross margin decreased by 2 percentage points in the nine months ended October 31, 2022. Our gross margin in professional services in the nine months ended October 31, 2022 was primarily the result of the timing of investments we made earlier in the year in personnel. We generally increase our capacity in professional services ahead of expected growth in revenue, which can result in low margins in the given investment period. We expect that our professional services gross margin will vary from period to period.

Research and Development Expense

	Nine Months Ended October 31,
	2022	2021	Change
	(dollars in thousands)
Research and development	$56,531	$44,717	$11,814	26%
% of revenue	12%	13%

The increase was primarily due to a $10.3 million increase in research and development personnel costs primarily due to increased headcount of research and development employees as we continue to add to and enhance our product, which included a $2.8 million increase in stock-based compensation, as well as a $1.1 million increase in travel-related costs due to an increase in office activity, including in-person meetings.

Sales and Marketing Expense

	Nine Months Ended October 31,
	2022	2021	Change
	(dollars in thousands)
Sales and marketing	$253,418	$204,573	$48,845	24%
% of revenue	56%	57%

The increase was primarily due to a $33.1 million increase in personnel costs primarily due to increased headcount of sales and marketing employees to support growth, a $7.5 million increase in commissions and bonus expense associated with an increase in customer contracts and revenue growth, a $5.9 million increase in meetings and travel-related costs due to return to office and increase in-person meetings, a $2.3 million increase in rent costs, and a $1.1 million increase in bad debt expense. These increases were partially offset by a $2.1 million decrease in marketing expenses and a $0.9 million decrease in recruiting-related costs.

General and Administrative Expense

	Nine Months Ended October 31,
	2022	2021	Change
	(dollars in thousands)
General and administrative	$67,916	$63,364	$4,552	7%
% of revenue	15%	18%

The increase was primarily due to a $8.0 million increase in general and administrative employee personnel costs driven by the increase in headcount to support growth, a $2.1 million increase in insurance-related costs, and a $0.9 million increase in software-related costs. These increases were partially offset by a $5.1 million decrease in stock-based compensation primarily driven by a $5.8 million expense recognized on the options granted to our Chief Executive Officer during the nine months ended October 31, 2021 for which no comparable expense existed during the nine months ended October 31, 2022
Other Income (Expense), Net

	Nine Months Ended October 31,
	2022	2021	Change
	(dollars in thousands)
Other income (expense), net	$1,304	$(4,744)	$(6,048)	(127)%
% of revenue	—%	(1)%
The change in other income (expense), net was primarily attributable to a $3.7 million increase in interest income from our invested cash equivalents and marketable securities and a $3.3 million decrease in interest expense as a result of the conversion of previously outstanding senior subordinated convertible notes which automatically converted upon the completion of the IPO. These changes were partially offset by a $1.5 million increase in foreign currency transaction losses.

Provision for Income Taxes

	Nine Months Ended October 31,
	2022	2021	Change
	(dollars in thousands)
Provision for income taxes	$6,973	$6,132	$841	14%
% of revenue	2%	2%
The increase in the income tax expense for the nine months ended October 31, 2022, compared to the nine months ended October 31, 2021, was primarily related to higher profitability in our non-U.S. subsidiaries.

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

In addition, we believe that free cash flow and adjusted free cash flow also are useful non-GAAP financial measures. Free cash flow is defined as net cash used in operating activities less cash used for purchases of property and equipment and capitalized internal-use software. Adjusted free cash flow is defined as free cash flow adjusted for certain non-ordinary course cash outflow, including litigation settlements. We exclude these non-ordinary course cash outflows, as we do not consider such cash outflows to be indicative of our core business. We believe that free cash flow and adjusted free cash flow are useful indicators of liquidity, as they measure our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments. We expect our free cash flow and adjusted free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. We typically experience higher billings in the fourth quarter compared to other quarters and experience higher collections of accounts receivable in the first half of the year, which results in a decrease in accounts receivable in the first half of the year.

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

A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Non-GAAP gross profit and non-GAAP gross margin:
GAAP gross profit	$116,731	$88,356	$328,459	$248,980
Stock-based compensation expense-related charges	682	1,478	2,925	3,434
Non-GAAP gross profit	$117,413	$89,834	$331,384	$252,414
Gross margin	74%	70%	73%	70%
Non-GAAP gross margin	75%	71%	73%	71%

Non-GAAP operating income (loss):
GAAP operating loss	$(4,603)	$(24,766)	$(49,406)	$(63,674)
Stock-based compensation expense-related charges	11,341	12,647	40,659	39,371
Amortization of acquired intangible assets	133	116	399	280
Non-GAAP operating income (loss)	$6,871	$(12,003)	$(8,348)	$(24,023)

Non-GAAP net income (loss) and non-GAAP net income (loss) per share:
GAAP net loss:	$(5,860)	$(27,708)	$(55,075)	$(74,550)
Stock-based compensation expense-related charges	11,341	12,647	40,659	39,371
Amortization of acquired intangible assets	133	116	399	280
Non-GAAP net income (loss)	$5,614	$(14,945)	$(14,017)	$(34,899)
Weighted-average shares outstanding used in computing net income (loss) per share attributable to Class A and Class B common stockholders - basic	260,285	255,195	258,677	174,497
Non-GAAP net income (loss) per common share attributable to Class A and Class B common stockholders	$0.02	$(0.06)	$(0.05)	$(0.20)

			Nine Months Ended October 31,
Free cash flow and adjusted free cash flow:			2022	2021
Net cash provided by (used in) operating activities			$4,586	$(17,933)
Purchase of property and equipment			(2,923)	(5,197)
Capitalized internal-use software			(7,733)	(4,150)
Free cash flow			(6,070)	(27,280)
Litigation settlement			12,000	—
Adjusted free cash flow			$5,930	$(27,280)

Liquidity and Capital Resources
Overview
As of October 31, 2022, our principal sources of liquidity were $156.0 million of cash and cash equivalents, $388.1 million of highly liquid marketable securities and an available line of credit of $50.0 million under our revolving credit facility. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.

SVB Credit Facility

We maintain a credit agreement with Silicon Valley Bank (as amended from time to time, the “SVB Credit Facility”). Under the terms of the SVB Credit Facility, we can borrow up to $50.0 million on our revolving credit loan facility at the higher of prime interest rate plus 0.25% or federal funds effective rate plus 0.50% plus 0.25%. The SVB Credit Facility, which expires on December 19, 2022, requires that we maintain certain monthly adjusted quick ratio and quarterly minimum consolidated adjusted earnings before income taxes, depreciation and amortization. As of October 31, 2022, we had no amounts outstanding under the SVB Credit Facility.

Material Cash Requirements

Our expected material cash requirements comprise of contractually obligated expenditures. We have agreements in place with data and service providers that require us to make certain minimum guaranteed purchase commitments through fiscal year 2026 which totaled $156.3 million as of January 31, 2022. In June 2022, the Company entered into a new purchase commitment with a data and service provider for total minimum guaranteed purchase commitment of $60.0 million over 5 years. As of October 31, 2022, the remaining purchase commitment on this agreement was $57.0 million. We had no other material changes to the purchase commitments as of October 31, 2022. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2027.

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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended October 31,
	2022	2021

Net cash provided by (used in) operating activities	$4,586	$(17,933)
Net cash (used in) provided by investing activities	(188,965)	179,477
Net cash provided by financing activities	22,210	293,865
Our net loss and cash flows provided by (used in) operating activities are influenced significantly by our investments in headcount to support growth and in costs of revenue to deliver our services. In recent periods, our net loss generally has been greater than our use of cash for operating activities due to our subscription-based revenue model in which billings occur in advance of revenue recognition, as well as the amount of non-cash charges that we incur. Non-cash charges primarily include depreciation and amortization, stock-based compensation, non-cash interest associated with our convertible debt and deferred taxes. Our largest source of operating cash is cash collections from customers using our Unified-CXM Platform and related services. Our primary uses of cash from operating activities are for employee-related costs, costs to deliver our revenue and marketing expenses.
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
Operating Activities
For the nine months ended October 31, 2022, cash provided by operating activities was $4.6 million, which consisted of net loss of $55.1 million, adjusted for non-cash expenses of $54.0 million, and $5.6 million of net cash flows provided as a result of changes in operating assets and liabilities. The $5.6 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $29.4 million decrease in accounts receivable due to increased collections and a $27.2 million decrease in prepaid expenses and other current assets due to decrease in prepaid hosting and data costs. These increases to cash flow from operations were partially offset by a $24.6 million decrease in deferred revenue as a result of revenue recognized on the deferred revenue balances at the beginning of the fiscal year, a $12.0 million payment related to the litigation settlement, a $5.8 million increase in other non-current assets largely driven by the capitalization of costs to obtain customer contracts and a $5.4 million decrease in operating lease liabilities as a result of on-going payments on our leases.
For the nine months ended October 31, 2021, cash used in operations was $17.9 million resulting from net loss of $74.6 million largely offset by net non-cash expenses of $45.7 million and $10.9 million net cash flow provided as a result of changes in operating assets and liabilities. The $10.9 million of net cash provided as a result of changes in our operating assets and liabilities reflected a $12.7 million decrease in accounts receivable due to increased collections and a $16.4 million increase in accrued expenses and other current liabilities. These increases to cash flow from operations were partially offset by a $7.1 million decrease in deferred revenue as a result of the revenue recognized on the deferred revenue balances at the beginning of the fiscal year, a $5.8 million decrease in accounts payable due to timing of vendor payments, a $3.2 million increase in other noncurrent assets due primarily to prepayments made to third-party infrastructure partners for periods extending beyond one year and a $2.4 million increase in prepaid expenses and other current assets.
Investing Activities
For the nine months ended October 31, 2022, cash used in investing activities was $189.0 million and was primarily the result of $640.2 million of purchases of marketable securities, $7.7 million in capitalized internal-use software costs, and $2.9 million in capital expenditures. These decreases to cash flow from investing activities were partially offset by $459.0 million of maturities of marketable securities and $2.8 million sales of marketable securities.
For the nine months ended October 31, 2021, cash provided by investing activities was $179.5 million and was largely due to $197.6 million of maturities of marketable securities and $56.7 million of sales of marketable securities. This increase to cash flow from investing activity was partially offset by $61.8 million of purchases of marketable securities, $5.2 million in capital expenditures and $4.2 million in capitalized internal-use software costs, and $3.6 million of cash paid to acquire a privately held company.

Financing Activities

Our financing activities consist primarily of proceeds from equity financings and exercises of stock options.
For the nine months ended October 31, 2022, cash provided by financing activities was $22.2 million, which consisted of $16.0 million of proceeds from exercise of stock options and $6.2 million of proceeds from purchases of Class A common stock under our 2021 Employee Stock Purchase Plan.

For the nine months ended October 31, 2021, cash provided by financing activities was $293.9 million, which consisted of $276.0 million of proceeds from our initial public offering (“IPO”), net of underwriting costs and expenses and $17.9 million of proceeds from exercise of stock options.

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

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. However, as further described under “—Emerging Growth Company Status” below, we will cease to qualify as an “emerging growth company” as of January 31, 2023, at which time we will no longer be able to avail ourselves of such extended transition period for compliance with new or revised accounting standards.

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

Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2022. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of October 31, 2022 as a result of a material weakness that existed in our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above under “—Remediation Efforts to Address the Material Weakness,” there was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended October 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•We derive, have derived and expect to continue to derive the substantial majority of our revenue from subscriptions to our Unified Customer Experience Management (“Unified-CXM”) platform. Any failure of our Unified-CXM platform to satisfy customer demands, achieve increased market acceptance or adapt to changing market dynamics would adversely affect our business, results of operations, financial condition and growth prospects.

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

•Unstable market and economic conditions, including a global or domestic recession or the fear of a recession, may have serious adverse consequences on our business, financial condition and share price.

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

Our revenue was $157.3 million and $127.1 million for the three months ended October 31, 2022 and 2021, respectively, and $452.9 million and $356.7 million for the nine months ended October 31, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:

•price our products effectively so that we are able to attract new customers and expand sales to our existing customers;

•expand the functionality and use cases for the products we offer on our Unified-CXM platform;

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

We have incurred significant net losses in recent years, including net losses of $5.9 million and $27.7 million for the three months ended October 31, 2022 and 2021, respectively, and $55.1 million and $74.6 million for the months ended October 31, 2022 and 2021, respectively. We had an accumulated deficit of $496.7 million as of October 31, 2022. We expect that our costs will increase over time and our losses will continue, as we expect to invest significant additional funds in our business and incur costs relating to operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase in frequency, intensity and sophistication. Further, these threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, which could materially disrupt our ability (and that of third parties upon whom we rely) to provide our Unified-CXM platform and our services.

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

Our data privacy and security obligations under applicable laws and our customer agreements may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and confidential information. Furthermore, because data security and privacy is a critical competitive factor in our industry, we make numerous statements in our privacy policies and terms of service, through our certifications to certain industry standards, and in our marketing materials providing assurances about the security of our Unified-CXM platform, including detailed descriptions of security measures we employ. Although we endeavor to comply with our public statements, documentation and agreements, we may at times fail to do so or be alleged to have failed to do so. Such noncompliance or perceived noncompliance, even through circumstances beyond our reasonable control, could subject us to litigation, disputes, claims, investigations, inquiries or other proceedings by the U.S. Federal Trade Commission, federal, state and foreign regulators, our customers and private litigants, including claims alleging unfair or deceptive practices, which could adversely affect our business, reputation, results of operations and financial condition.

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

Our competitors vary in size and in the breadth and scope of the products and services they offer. While we do not believe that any of our competitors currently offer a full suite of Unified-CXM solutions that competes across the breadth of our Unified-CXM platform, certain features of our Unified-CXM platform compete in particular segments of the overall Unified-CXM category. Our main competitors include, among others, experience management solutions, including solution media solutions, home-grown solutions and tools, adjacent Unified-CXM solutions, such as social messaging, customer care and support solutions, contact centers, traditional marketing, advertising and consulting firms and customer relationship management and enterprise resource planning solutions. Further, other established SaaS providers and other technology companies not currently focused on Unified-CXM may expand their services to compete with us.

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

We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business, including technology companies whose products integrate with ours. Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technologies or products, could adversely affect our relationships with our customers, damage our brand and reputation and result in delays or difficulties in our ability to provide our Unified-CXM platform. We also rely on the availability and accuracy of various forms of client feedback and input data, including data solicited via survey or based on data sources across modern channels, and any changes in the availability or accuracy of such data could adversely impact our business and results of operations and harm our reputation and brand. In some cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to application programming interfaces (“APIs”) and data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable. We cannot accurately predict the potential impact of the termination of any of our agreements with social media networks and other data providers, including the impact on our access to the related APIs. There can be no assurance that following any such termination we would be able to maintain the current level of functionality of our platform in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations. In particular, Twitter provides us with certain data that supports our Unified-CXM platform pursuant to an agreement that expires on February 28, 2025. If our agreement with Twitter expires, is not renewed on the same or similar terms or at all, or if it is terminated due to the failure or unwillingness of either party to perform its obligations thereunder, we may not be able to provide the same level of Unified-CXM insights to our customers and our business, results of operations and financial condition may be materially and adversely affected.

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

COVID-19, including variants of COVID-19, has resulted, at times, in the implementation or reimplementation of significant governmental measures, including lockdowns, closures, quarantines, occupancy limits and travel bans intended to control the spread of the virus. Our global remote work policy allows us to maintain workforce productivity and minimizes business disruptions should these measures continue to occur. We have had to expend, and may be required to continue to expend, significant time, attention, and resources to respond to the COVID-19 pandemic and the associated global economic uncertainty, including to develop and implement internal policies and procedures and track changes in laws and government guidelines and restrictions. The remote working environment may also create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships.

To the extent that future COVID restrictions are reinstated or additional prevention and mitigation measures are implemented, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19 or any of its variants, there potentially could be an adverse impact on global economic conditions, which could materially and adversely impact our customers through reduced consumer demand for their products and services, which could in turn negatively impact our customers’ willingness to enter into or renew contracts with us. For example, certain of our hospitality clients initially reduced their level of service with us as a result of reduced consumer demand for their services. The pandemic also may adversely affect our employees, and our employees’ productivity. While, at this time, we are working to manage and mitigate potential disruptions from the virus or any of its variants on our employees and operations, the fluid nature of the pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which may materially and adversely impact our business, results of operations and financial condition. We cannot predict how the COVID-19 pandemic, including with respect to variants of COVID-19, will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic or the effects thereof may have longer term unanticipated impacts on our business.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. If, however, the pandemic continues to persist as a severe worldwide health crisis, it may harm our business, and also may have the effect of heightening many of the other risks described in this “Risk Factors” section.

Unstable market and economic conditions, including a global or domestic recession or the fear of a recession, may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, Russia’s ongoing incursion into Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, rising inflation and other macroeconomic pressures in the U.S. and the global economy could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of political unrest, war or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced marketing budgets for our customers and potentially less demand for our platform. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

As of October 31, 2022, we did not owe any principal or accrued interest under the SVB Credit Facility. However, it is possible that we will in the future draw down on the SVB Credit Facility or enter into new debt obligations. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the SVB Credit Facility, we may be required to repay any outstanding amounts earlier than anticipated. If for any reason we become unable to service our debt obligations under the SVB Credit Facility, or any new debt obligations that we may enter into from time to time, holders of our common stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.

Unfavorable conditions in our industry or the economy more generally or reductions in information technology spending could limit our ability to grow our business and adversely affect our results of operations and financial condition.

Our results of operations may vary based on the impact of changes in our industry or the economy more generally on us or our customers and potential customers. This risk is presently heightened by the uncertain economic impact of the ongoing COVID-19 pandemic. Our business and results of operations depend on demand for information technology generally and for Unified-CXM solutions in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the United States or internationally, including resulting from changes in gross domestic product growth, inflation, financial and credit market fluctuations, international trade relations, pandemics (such as the COVID-19 pandemic), political turmoil, natural disasters or catastrophes or geopolitical tensions, such as Russia’s ongoing incursion into Ukraine, could cause a decrease in business investments, including spending on information technology generally. To the extent that weak economic conditions cause our existing customers or potential customers to reduce their budget for Unified-CXM solutions or to perceive spending on such systems as discretionary, demand for our Unified-CXM platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, results of operations and financial condition.

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

Building a culture where everyone is happier and can thrive personally and professionally is the cornerstone of our philosophy. We create an environment of happier employees by building a values-based culture with rich communications, leader and employee action planning, competitive pay and benefits, and a culture where everyone feels like they belong and are valued. We recruit, retain and invest in the development of the best talent in the world. Externally, we have been recognized as a best place to work by several national media outlets.

As our organization grows and evolves, we may need to implement more complex organizational management structures or adapt our corporate culture and work environments to ever-changing circumstances, such as during times of a natural disasters or pandemics, including the COVID-19 pandemic. These changes could have an adverse impact on our corporate culture. We also expect to continue to hire as we expand, but if we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity and teamwork that we believe we need to support our growth. Moreover, many of our employees may be able to receive significant proceeds from sales of our common stock in the public markets, which could lead to disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our anticipated headcount growth and our ongoing transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

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

Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of October 31, 2022, we owned 36 U.S. issued patents and 10 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person or gain any advantage. The FCPA, U.K. Bribery Act and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents. In addition to our own sales force, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA, U.K. Bribery Act or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a decline in the market price of our Class A common stock or overall adverse consequences to our reputation and business, all of which may have an adverse effect on our results of operations and financial condition.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) and includes a private right of action for certain data breaches. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will amend and expand the CCPA, sunset prior exemptions for business-to-business and employee data, and establish a new agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy and security laws. For example, comprehensive privacy laws will take effect in Virginia, Colorado, Connecticut and Utah in 2023. While these laws share similarities with the CCPA, these laws, as well as other similar state or federal laws and other future changes in laws or regulations relating to data privacy and security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant, may result in further uncertainty with respect to data privacy and security issues, and will require us to incur additional costs and expenses in an effort to comply. The enactment of such laws has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to personal data than federal, international or other state laws, which may complicate compliance efforts. The federal government is also considering comprehensive privacy legislation. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security, and foreign governments are continuing to adopt new or modified laws focused on cybersecurity, privacy, and artificial intelligence. In the European Union (“EU”) and United Kingdom (“UK”), the General Data Protection Regulation (“GDPR”) imposes stringent data privacy and security requirements, including, for example, detailed notices about how such businesses process personal data, the implementation of security measures, mandatory security breach notification requirements, contractual data protection requirements on data processors and limitations on the retention of records of personal data processing activities. Analysis of certain concepts that are fundamental to GDPR compliance are highly complex and open to subjective interpretation—particularly so in respect of processing that occurs in complex, multi-party ecosystems such as those in which we operate our business. For example, in contexts such as these, classification of an organization as a processor, controller or joint controller—which is foundational to determining the nature of that organization’s compliance obligations—requires a subjective analysis of the factual circumstances at hand on a case-by-case basis, which may be open to divergent and/or contradictory conclusions. If we have not, or are perceived to have not, properly determined whether we act as a processor, controller or joint controller in any given context this could require us to incur significant costs to restructure our operations and/or may result in material noncompliance with the GDPR. Noncompliance with the GDPR carries fines of up to the greater of €20 million or 4% of global annual turnover (and under UK laws, up to the greater of £17.5 million or 4% of global annual turnover) and can result in data processing bans and other administrative penalties, together with associated damage to our reputation. The GDPR also allows EU member states and the UK to introduce further conditions, including limitations, and make their own laws and regulations further limiting the processing of ‘special categories of personal data,’ including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to collect, use and share EU or UK personal data, and could cause our compliance costs to increase. Many EU member states and the UK have introduced such further limitations and more could do so in the future, which could ultimately have an adverse impact on our business and harm our business and financial condition. Our efforts to maintain compliance with GDPR requirements have required significant time and resources, including a review of our technology and systems against its requirements.

The application of the EU’s GDPR alongside the UK’s version of the GDPR exposes us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. The relationship between the UK and the EU in relation to certain aspects of data protection law remains in flux. On June 28, 2021, the European Commission adopted an ‘adequacy finding’ that recognized that the UK’s data protection framework, which aligns with that of the GDPR, was an adequate data protection regime to allow data transfers from the EU to the UK to continue (with the exception of data transfers for immigration control purposes). Notably, the European Commission’s adequacy finding has a sunset provision, which requires review of the determination after four years. The European Commission will be monitoring the UK’s data protection regime and may revoke its adequacy finding if at any point it determines that the UK has deviated from the requisite data protection level outlined in the adequacy finding. This may happen sooner than anticipated given the UK’s current intention to reform data protection laws and diverge from some of the requirements imposed by the GDPR.

The GDPR also prohibits the transfer of personal data from the EEA and the UK to the United States and most other countries unless an approved compliance mechanism has been implemented. On July 16, 2020, the Court of Justice of the European Union invalidated a primary compliance mechanism on which we relied for such transfers—the EU-U.S. Privacy Shield—and put pressure on alternative compliance mechanisms for cross-border transfers, such as the European Commission’s Standard Contractual Clauses. In response to this decision, the European Commission released new Standard Contractual Clauses in June of 2021. These new Standard Contractual clauses were required in connection with all new contracts and new personal data operations from September 27, 2021, and all existing contracts and personal data operations must be migrated to the new Standard Contractual Clauses by December 27, 2022. Similarly, the UK Information Commissioner’s Office (“ICO”) issued its International Data Transfer Agreement and Addendum to the EU SCCs, which became effective on March 21, 2022. All existing contracts and personal data operations that include the transfer of UK data must be migrated to the new International Data Transfer Agreement after March 21, 2024. Any transfers under the GDPR that seek to rely on the European Commission’s Standard Contractual Clauses or the ICO’s International Data Transfer Agreement or Addendum require the parties to the transfer to comply with onerous obligations, such as conducting ‘transfer impact assessments’ to assess the laws of the country of destination and determine whether additional measures are needed to supplement such safeguards to protect the transferred personal data effectively. This requirement and continued guidance from relevant authorities may require us to take additional steps and re-assess data handling practices in connection with these changes, or potential future litigation. We may experience hesitancy, reluctance or refusal by UK, European or multinational enterprises to use our services due to potential risk exposure to such enterprises relating to the UK and Europe’s cross-border data transfer requirements. We also may be required to incur significant costs and increase our foreign data processing capabilities in an effort to comply with evolving requirements, and there is no assurance that they will be successful. While the United States and European Union announced in March 2022 that they had reached an “agreement in principle” for a new Trans-Atlantic Data Privacy Framework, the legal documents and details of this new framework have not yet been finalized or released, and such an agreement may be challenged or overturned in court. As a result, this framework may result in continued or increased hesitancy, reluctance or refusal by European or multinational enterprises to use our services as the transfer frameworks between the United States and Europe remain in flux.

Similarly, while the UK data protection regime currently permits data transfers from the UK to the EEA and other countries covered by a European Commission adequacy decision, this is also subject to change in the future, and any such changes could have implications for our transfers of personal data from the UK.

UK and European data privacy regulations in relation to electronic communications also require opt-in consent to send marketing emails and other electronic communications or use cookies and the data obtained using cookies and similar technologies for advertising, analytics and certain other purposes – activities on which our products and marketing strategies rely. Enforcement of these requirements has increased, and a new regulation proposed in the EU known as the ePrivacy Regulation makes these requirements, as well as requirements around tracking technologies, such as cookies, more stringent and increase the penalties for violating them. Such restrictions could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our business.

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

Members of our senior management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our ongoing transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations and financial condition.

As a public company, and particularly after we are no longer an emerging growth company, we have incurred and expect to continue to incur greater legal, accounting and other expenses than we incurred as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations of the SEC and the listing standards of the New York Stock Exchange. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. These rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers. In addition, because the market value of our Class A common stock held by non-affiliates as of July 31, 2022 exceeded $700 million, we will be a “large accelerated filer” under the Exchange Act as of January 31, 2023, and will no longer qualify as an “emerging growth company.” As a result, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with our Annual Report on Form 10-K for the fiscal year ending January 31, 2023 and on an annual basis thereafter. In that regard, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. These increased costs and demands upon management could adversely affect our business, results of operations and financial condition.

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

Our independent registered public accounting firm is not currently required to formally attest to the effectiveness of our internal control over financial reporting. However, because the market value of our Class A common stock held by non-affiliates exceeded $700 million as of July 31, 2022, we will be a “large accelerated filer” under the Exchange Act as of January 31, 2023, and will no longer qualify as an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, results of operations and financial condition and could cause a decline in the market price of our Class A common stock.

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

As a result of the market value of our Class A common stock held by non-affiliates as of July 31, 2022 exceeding $700 million, we will be a “large accelerated filer” under the Exchange Act as of January 31, 2023, and will no longer qualify as an “emerging growth company.” As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;

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

In addition, the market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Class A common stock when desired or the prices that you may obtain for your shares of our Class A common stock.

The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with our executive officers and directors and their affiliates, limiting your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of October 31, 2022 beneficially held approximately 56% of our outstanding capital stock, but controlled approximately 93% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.

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

We cannot predict whether our dual class structure, combined with the concentrated control of our executive officers and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, as mentioned above, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. Under the announced policies, our dual class capital structure makes us ineligible for inclusion in many indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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

Our directors, executive officers and holders of 5% or more of our outstanding Class B common stock, and their respective affiliates, beneficially own, in the aggregate, approximately 60.8% of the shares of our outstanding common stock as of October 31, 2022. As a result, our directors, executive officers and holders of 5% or more of our outstanding capital stock, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction. These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may delay, prevent or discourage acquisition proposals or other offers for our capital stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.

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

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expenses, hinder the execution of our business and growth strategy and impact the price of our Class A common stock.

In the past, securities class action litigation often has been brought against a company following a decline in the market price of its securities. In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and board of directors’ attention and resources from our business. Additionally, securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

Item 6. Exhibits. [TO BE UPDATED]

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

10.1
Tenth Amendment to Credit Agreement by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Administrative Agent, Issuing Lender and Swingline Lender), dated September 19, 2022.

10.2#	Amended and Restated Non-Employee Director Compensation Policy.
10.3#	Transition, Separation and Release of Claims Agreement, by and between Sprinklr Switzerland GmbH and Luca Lazzaron, dated October 3, 2022.
10.4#	First Amendment to the Transition, Separation and Release of Claims Agreement, by and between Sprinklr Switzerland GmbH and Luca Lazzaron, dated October 7, 2022.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)

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

Sprinklr, Inc.

Date: December 6, 2022	By:	/s/ Ragy Thomas
Ragy Thomas
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 6, 2022	By:	/s/ Manish Sarin
Manish Sarin
Chief Financial Officer
(Principal Financial and Accounting Officer)