Form 10-K
period 2023-01-31
Sprinklr, Inc.
filed 2023-04-03
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
Securities registered pursuant to section 12(g) of the Act: Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2022, based on the closing price of $11.34 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange on July 29, 2022, was approximately $740.3 million. This aggregate market value does not include shares of Class A common stock beneficially owned by each executive officer, director, and stockholder that the registrant has concluded is an affiliate of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 21, 2023, there were 121,712,321 shares of the registrant's Class A common stock and 144,188,798 shares of the registrant's Class B common stock, each with a par value of $0.00003 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2023.

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
These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses and other operating results;
•our ability to acquire new customers and successfully engage new and existing customers;
•our ability to achieve and maintain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategies for our Unified-CXM platform;
•the estimated addressable market opportunity for our Unified-CXM platform;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of unstable market and economic conditions, including as a result of recent bank closures or instability, public health crises and geopolitical actions, such as war and terrorism or the perception that such hostilities may be imminent, on our business, financial condition and share price;
•our ability to compete effectively with existing competitors and new market entrants;
•our ability to seek and find replacement credit arrangements; and
•the growth rates of the markets in which we compete.
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
We do this with a new category of enterprise software – Unified Customer Experience Management (“Unified-CXM”) – that enables every customer-facing function across the front office, from Customer Service to Marketing, to collaborate across internal silos, communicate across digital channels, and leverage a complete suite of capabilities to deliver better, more human customer experiences at scale – all on one unified, AI-powered platform.
Overview
The way the world communicates has changed, driven by a shift from traditional channels, like email and phone, to an ever-expanding universe of modern channels, like messaging, chat, text and social. As the experiences of consumers today are shaped by each interaction they have with a brand, brand reputation is significantly impacted by the far-reaching influence of consumers on public platforms. As a result, companies compete primarily on the basis of customer experience. To do so, they must communicate instantly with consumers who move fluidly across dozens of channels and resolve customer pain-points in a personalized way. For large enterprises with legacy customer relationship management (“CRM”) systems, massive amounts of unstructured, real-time data that customers expect to inform their experiences are ignored and lost to a narrow set of structured, backward-looking customer information like names and addresses.
This is why we founded Sprinklr: a software platform purpose-built to help enterprises break down information silos across the customer journey, tap into an ocean of unstructured digital data, and utilize AI to create a persistent, unified view of each customer – at scale. We do this by providing every customer-facing team with the capabilities they need to serve customers and enabling the entire front office to work together to deliver a more unified customer experience. For more than a decade, we have helped hundreds of the world’s most valuable and iconic brands rise to the challenge of making their customers happier, while helping them increase revenue, decrease costs, and mitigate brand reputation risks.
Our effective go-to-market strategy has enabled us to grow rapidly, attracting 1,428 customers as of January 31, 2023, including more than two-thirds of the Fortune 100. As of January 31, 2023, we had 108 customers with subscription revenue equal to or greater than $1.0 million for the trailing 12-month period. Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in more than 70 countries and use our platform in more than 100 languages. We see significant opportunity to grow within our existing customer base as our customers increase usage of existing products and/or add additional products.
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
Key Advantages of Our Platform
Our architecture, AI, enterprise-grade platform and large repository of public digital data are key competitive differentiators. Our platform utilizes a single codebase architecture purpose-built for managing CXM data, is powered by sophisticated, proprietary AI, and enables a wide range of customer user cases. Our core differentiators are:
•UNIFIED architecture, built to address the proliferation of online channels: We have created a platform that allows organizations to listen to customers and prospects, learn from them, deliver customer service and create more personalized experiences across more than 30 digital channels, including messaging, live chat, text, social media and hundreds of millions of forums, blogs, news and review sites. We believe that we are the only CXM vendor that offers a single codebase architecture, designed to provide a seamless, unified experience for our customers. Our architecture ensures that our customers are always utilizing the latest and most accurate AI models, providing insights to our customers with cutting-edge speed, accuracy, and security.

•ADVANCED listening, built for digitally led, real-time and conversational data, yielding actionable insights: Our single codebase platform was designed from the ground up to handle a massive scale of unstructured data. Our platform captures over 500 million conversations and makes over 10 billion AI predictions every day, publishes over 100 million brand messages, including those published over live chat, and handles more than 40 million customer cases every month, while also tracking 40,000 brands and influencers and managing over 3.0 billion profiles across all digital channels. We believe that the scale of our AI predictions, the scope of our digital identity management, and our conversational capabilities are unmatched in the industry.
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
•COMPLETE, built for modern organizations with the full consumer lifecycle in mind: We offer a broad range of digital use cases across the front office. Our unified platform enables broad-based listening, seamless collaboration across the entire customer journey, skills-based workflow, customer-led governance and timely decision-making.
•RAPID deployment generates tangible, immediate ROI: Our ability to leverage our highly verticalized pre-built AI models to quickly bring high-value enterprise AI models into production use provides rapid time to value.
•SCALABLE enterprise-grade platform: We empower the largest global enterprises to serve their customers 24/7. Our architecture is scalable and flexible to meet the demands of the modern enterprise and can be deployed quickly at scale to ingest massive amounts of data. Our Unified-CXM platform is designed to comply with the standard industry security controls to serve large enterprises and public sector customers. We are certified in ISO 27001, maintain annual AICPA SOC 1 and SOC 2 reports and have a security environment that is PCI compliant. Our data privacy measures are designed to meet the requirements under applicable data protection laws such as the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”). We have been granted a Federal Risk and Authorizations Management Program (“FedRAMP”) Authority to Operate (“ATO”) to sell our solutions to United States federal agencies.
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
•Powerful natural language processing and generation: We have developed advanced text analytics capabilities with technology that can look at the context, grammar and co-references of a sentence to associate opinions, thoughts, preferences and feedback with respective brands and products. We also model end-to-end dialogues for improving customer service agent productivity. This capability automatically learns from previous agent-consumer interactions, sentiment, emotion, intents and conversation intent journeys to suggest highly contextual, fluent, relevant and engaging responses.
•Highly sophisticated and configurable AI models: We have developed highly specialized AI models across more than 60 industry verticals and sub-verticals across more than 100 languages. With a training data set of over 100 million data points, we are able to provide efficiencies to our customers.. We deploy AI models at three different levels to ensure quick deployment for rapid time to value realization: (1) Global Models: Developed with data across industries and partners; (2) Industry Models: Developed when data of one industry varies significantly from another; and (3) Customized AI Models: Enabling brands to quickly customize AI models to solve their diverse set of use cases.
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
•How you care for customers determines what they say about you – customer service is the new marketing.
•Customers trust each other more than brands and want to be recognized as people, not purchasers – marketing is what they say, not what you say, so be personal.
•Customers buy based on their experience with a brand – engagement drives sales.
These new realities guide each of the products that we have built, providing solutions and capabilities that large enterprises can no longer afford to live without:
•Sprinklr Insights – listen to and learn from the market, customers, and competitors to act in real-time;
•Sprinklr Service – serve customers on the channels they choose, increasing satisfaction, driving loyalty and reducing costs;
•Sprinklr Marketing – personalize ads with content that is relevant, authentic, timely and effective; and
•Sprinklr Social – engage with and sell to customers on the channels they use most.
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
•Sprinklr Insights;
•Sprinklr Service;
•Sprinklr Marketing; and
•Sprinklr Social.
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
•Integrations – Sprinklr marketplace integrations include 90+ out-of-the-box connectors with CRMs, CDPs, DAMs, Data Visualization, and with other enterprise platforms like Microsoft, Salesforce, Adobe, Google, Oracle, SAP, and ServiceNow.
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
Sprinklr Insights
Sprinklr Insights enables our customers to listen, learn from and act on insights gleaned from modern channels. This helps enterprises to stop guessing their brand equity metrics by gaining real-time understanding of brand awareness, product perception, customer loyalty and user satisfaction.
Customers choose from the following Sprinklr Insights products:
•Social Listening – Hear the real-time voice of your customers and listen to topics of interest across social, digital, and traditional channels then use AI to enrich that data and surface actionable insights.
•Competitive Insights & Benchmarking – Analyze the performance of posts, audience engagement, and key characteristics of content against competitors or other best-in-class brands, including understanding which of your competitors’ messages lead the pack and why.
•Product Insights – Leverage AI to gather actionable data on how customers feel about your products by surfacing insights from reviews, social channels, or any data source with SKU- or brand-level feedback.
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
Key use cases of Sprinklr Insights include:
•Growing business by improving products and services by listening to what customers and prospects are saying and applying AI to turn insights into action.
•Improving customer experience by optimizing marketing investments and customer experiences across all channels and touchpoints while benchmarking across industries and competitors.
•Protecting brand reputation by mitigating PR crises through AI-based issue detection and alerts and by automating stakeholder communication on brand sentiment trends and anomalies.
Sprinklr Service
Sprinklr Service is a comprehensive, cloud-based, AI-powered Contact Center as a Service (“CCaaS”) platform that enables customer service agents to seamlessly service customers across digital, social and voice channels and empowers the leadership with complete visibility into contact center operations to drive transformation.
Customers choose from the following Sprinklr Service products:
•Self-Service Community – Improve cross-platform customer experiences and reduce agent caseloads by letting customers share knowledge in digital communities that can be customized and quickly moderated, all in a single application.
•Live Chat – Connect with customers quickly, provide personalized 1:1 support to resolve incoming requests, and collect valuable data to inform better agent-led resolutions.
•Conversational AI & Bots – Shift customers from IVR to cost-effective digital channels like web chat, SMS, email, and WhatsApp where conversational AI bots create faster and more reliable experiences.
•Contact Center Intelligence – Unlock AI-powered, real-time contact center analytics on 100% of customer conversations across all channels — and uncover the actionable insights to trigger improvements in proactive customer service and reduce inbound contact volume.
•Contact Center Automation – Access powerful tools that automate contact center workflows and processes, making it easier to solve customer conversations during the first contact. Identify opportunities for agent improvement with AI powered Quality Monitoring Automation.
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
•Self-serve version of Sprinklr Service – A simple to use and deploy, yet premium, customer service solution for channel unification across 13+ of the most widely used channels including social, messaging, chat, email and voice.
•Sprinklr Voice – Unify your approach to customer service by pairing complete digital coverage with a CCaaS solution that integrates everything enterprises need to deliver personalized experiences, including embedded AI, workflow automation, voice bots, and speech analytics.
Key use cases of Sprinklr Service include:
•Increasing customer satisfaction and reducing churn by anticipating customer issues, optimizing processes, and providing proactive brand risk early warning notifications.
•Decreasing costs by leveraging AI and automation to improve self-service options on lower cost digital channels.

•Increasing revenue by matching agents to customers for upsell opportunities, proactively engaging customers during their purchase journey, and offering tools to increase conversions.
•Increasing revenue by predicting the profitability of sales, upsell and cross-sell for each customer interaction.
Sprinklr Marketing
Sprinklr Marketing enables brands to streamline their marketing operations across the campaign lifecycle without the need for spreadsheets or disparate systems, while giving them differentiated ability to derive insights and optimize their marketing and advertising strategies at scale.
The result: centralized and streamlined publishing across channels, greater efficiency and reduced production costs, automated and unified reporting across channels for organic and paid initiatives, AI-powered and rule-based optimization and actionable insights to improve advertising performance in real time.
Customers choose from the following Sprinklr Marketing products:
•Campaign Planning & Content Marketing – Save content production costs and time with a single platform for planning and publishing marketing campaigns across digital and traditional channels, powered by a robust workflow engine that is highly customizable to fit any organization and enterprise brand governance to manage compliance and brand risk.
•Marketing Analytics – Get a comprehensive view of campaign performance across social channels. Integrate web analytics, non-traditional metrics like share-of-voice and sentiment, and data from third-party sources such as CRM to unlock powerful full-funnel insights in a single, consolidated view.
•Social Advertising – Increase return on ad spend against business outcomes and across siloed teams using automation that fuels collaboration, unifies reporting, and manages brand risk via approval processes, structured roles, enterprise governance, and AI-powered optimization.
Key use cases of Sprinklr Marketing include:
•Unify marketing and advertising teams on a single platform for all planning and publishing, cross-team collaboration, automation of repetitive tasks and performance management.
•Efficiently execute marketing and advertising campaigns at scale with streamlined task management, more control over campaign setup and access to timely, actionable insights. Scale the use of high-performing assets to reduce content production costs.
•Protect return on marketing investment with improved visibility and speed-to-market, agile course-correction and automated campaign optimization.
•Centralize governance for every outbound piece of content and leverage highly configurable user roles and permissions, ensuring all content is authorized and on-brand.
Sprinklr Social
Sprinklr Social helps customers listen to, triage, engage and analyze conversations across more modern channels than any other competitor on the market. Sprinklr has been recognized as the only leader in the Forrester Wave™ Social Suites, as well as a clear leader in the Forrester Wave™ Social Sales Engagement Solutions.
Customers choose from the following Sprinklr Social products:
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
•Advocacy – Empower employees to leverage a multi-purpose library of shareable content, tailored for advocates, that can easily be amplified across employees’ social channels to generate leads and help build pipeline for your brand.

•Conversational Commerce – Integrate 1:1 chat-based commerce platform that enables sales teams to offer personalized customer experience and provide access to products and other information that creates direct sales opportunities.
Key use cases for Sprinklr Social include:
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
Our Growth Strategy
We intend to capitalize on our massive and growing market opportunity by executing on the following key elements to our growth strategy:
•Innovate to extend our technology leadership and AI-enabled product lines. We have a strong history of innovation. Since our inception, we have expanded our platform from Sprinklr Social to include Sprinklr Insights, Sprinklr Marketing and Sprinklr Service. Given our unified and scalable architecture, we have the ability to build our platform to address new channels in a short period of time.
•Grow customer base. As of January 31, 2023, we had a customer base of 1,428 organizations. We believe that this represents only a small fraction of our total addressable customer base. As we expand our product offerings and extend our technology leadership, we also plan to continue to invest in sales and marketing to grow our customer base.
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
•Further expansion internationally. During the years ended January 31, 2023 and 2022, we generated 36% and 36%, respectively, of our revenue outside the Americas. We foresee a significant opportunity to further expand the use of our platform in other regions globally.
•Broaden and deepen our partner ecosystem. Our partner ecosystem extends our geographic coverage, accelerates the usage and adoption of our platform, promotes thought leadership and provides complementary implementation resources. We work with agencies and partners such as Microsoft, Accenture, Deloitte, Salesforce, SAP, ServiceNow, Adobe, Oracle and others in these capacities.
•Selectively pursue acquisitions. We have a history of selective acquisitions that increase the breadth of our offerings and markets. We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to accelerate the pace of our innovation while broadening our customer reach.
Our Go-To-Market Strategy
We generate sales, primarily, through a direct sales organization, which includes Sales Development Reps, Account Executives, Solutions Consultants and Customer & Product Success personnel who are organized by geography and two primary customer groups: Global Strategic Accounts and Large Enterprise Accounts.
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
Our marketing efforts are focused on promoting our brand, generating awareness of our platform, supporting our community of customers and creating sales leads. We utilize both online and offline marketing initiatives, including our participation in industry and partner conferences, digital marketing, case studies and customer testimonials.

We also engage with industry research firms to educate them on our platform and its transformational impact on enterprises and have developed go-to-market partnerships that extend the reach of our platform such as Channels, GSIs and Agencies. We anticipate that we will continue to develop select third-party relationships to help grow our business.
Partnerships
The Sprinklr Global Alliance Program delivers training, go-to-market support and a certification program to an ecosystem of technology organizations, systems integrators, agencies, and social media channels. Sprinklr’s partner program helps brands collaborate across marketing, sales, and customer service to meet the needs of the modern customer. Many of our key partners are also customers of our Unified-CXM platform, which is a benefit to our shared customers.
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
•Technology and Cloud partners are go-to-market partners that help brands connect Sprinklr to third-party software systems to enhance crucial business processes: Adobe, AWS, Microsoft, Oracle, Salesforce, SAP, ServiceNow and Google.
•Social Channel Partners work with Sprinklr to help centralize marketing, advertising, research, customer service, engagement and sales in a single, unified platform: Twitter, Facebook, Instagram, WhatsApp, LinkedIn, Pinterest and many others.
Services
We believe that technology, no matter how powerful or well designed, is only as good as the people and processes that complement it. Our foremost goal through our suite of professional services is to ensure that customers consistently find a return on investment and reach new levels of success as a business. We apply the right mix of advisory and hands-on support across people and process optimization to make sure that customers are successful in their digital transformation journey.
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
Competition
The CXM industry is rapidly developing, fragmented and competitive. We believe that we are the only platform that completely addresses the complex Unified-CXM needs of enterprise-scale organizations. Certain components of our platform, however, compete in various segments of the overall experience management market. Our current and potential competitors offer or may develop consumer-grade point solutions in the following areas:
•experience management solutions, including social media management solutions;
•home-grown solutions and tools;
•adjacent CXM solutions such as social messaging;
•customer service, contact center and support solutions;
•traditional marketing, advertising and consulting firms; and
•CRM and ERP solutions.
We expect competition as industry trends continue to favor the adoption of modern channels and the digital transformation of CXM. The key differentiators for Unified-CXM offerings include:
•product features, quality, functionality and design;
•scalable, flexible and open architecture;
•supports integrations of any customer system or industry solution;
•AI capabilities;
•strength of product vision and rapid innovation;
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

We believe that we compete favorably with respect to all these factors. We expect that we will develop and introduce, or acquire, applications serving customer-facing and other front office functions. However, we realize that many competitors may have competitive advantages over us, including greater brand recognition and name, longer operating histories, greater market penetration in adjacent industries, larger and more established customer bases, larger sales forces and marketing budgets, and access to significantly greater financial, human, technical and other resources. Due to the rapid pace of development of our market, it is possible that new entrants with competitive solutions and substantial resources could introduce new products and services that disrupt our market and more acutely meet the needs of our customers and prospective customers. The market in which we participate is new and rapidly evolving, and if we do not compete effectively, our results of operations and financial condition could be harmed.
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
As of January 31, 2023, we owned 36 issued U.S. patents and 11 pending or provisional U.S. patent applications. These patents and patent applications seek to protect our proprietary inventions relevant to our business.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and solution names, taglines and logos in the United States and certain other jurisdictions to the extent we determine appropriate and cost-effective. We also have common law rights in certain unregistered trademarks that were established over years of use. In addition, we have registered domain names for websites that we use in our business, such as Sprinklr.com and similar variations. We have also registered “Sprinklr” as a trademark in the United States and various foreign jurisdictions.
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
In addition, regulatory authorities around the world have implemented or are considering implementing a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection, data collection, content regulation, cybersecurity, government access to personal data and private data, and other matters that may be applicable to our business. More countries are enacting and enforcing laws related to the appropriateness of content and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows and evolves, as an increasing portion of our business shifts to mobile, and as our solutions are used in a greater number of countries and by additional groups, we will become subject to laws and regulations in additional jurisdictions. For additional information, see “Risk Factors—Risks Related to Litigation, Regulatory Compliance and Government Matters" and “ —Risks Related to Privacy, Information Technology and Cybersecurity.”

Human Capital Management
As of January 31, 2023, we had 3,511 employees. Of these employees, 806 are based in the United States and 2,705 are based internationally, including 1,908 in India. We have a significant percentage of our development talent based in India and have had a very strong presence in India for the last decade. We believe that this is a competitive advantage for us, as we have access to a strong and deep bench of talent at a significant cost advantage to comparable talent elsewhere in the world. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good and we have not experienced any work stoppages.
Our Culture
Building a culture where everyone is happier and can thrive personally and professionally at Sprinklr is the cornerstone of our philosophy.
We create an environment of happier employees by building a values-based culture with rich communications, manager and employee action planning, competitive total rewards, and a culture where all employees feel like they belong and are valued. We recruit, retain and invest in the development of the best talent in the world.
A strong culture is a barometer of business success and we have developed a deliberate culture based on our roadmap that we have named “The Sprinklr Way” — our way of working, living and being. All employees are introduced to The Sprinklr Way by our CEO on their first day of orientation, known as our “Splash” session. The Sprinklr Way provides the framework for leadership, behaviors and values, and is comprised of our cultural aspiration; core beliefs; core values; leadership expectations and operating principles.
In addition to the Sprinklr Way, the company invests and focuses on the following initiatives that build trust and happiness across all regions:
•Employee Delight Assurance Program (EDAP): EDAP is part of our company operating rhythm and consists of the following three components: employee happiness index, goals planning process and Learn2Grow plans. The documented EDAP process has driven increased operational effectiveness, provided clearer understanding of accountabilities, and driven quarter-over-quarter improvements in employee happiness. These metrics used as part of EDAP serve as an opportunity for continued engagement with our employees, but not a formal measure to evaluate employee compensation.
•We Belong: At Sprinklr, our goal is to ensure that all employees feel like they belong and are operating in a judgment-free zone regardless of gender, race, ethnicity, age, and lifestyle preference, among others. We value and celebrate our sense of belonging and fervently believe that every employee matters, and should be respected, listened to, and have opportunities to contribute to the magic of Sprinklr. We have taken action to support social justice and deliver training in diversity, inclusion and unconscious bias. “We Care” teams around the world encourage inclusivity and serve as resource groups for our employees. Approximately 31.5% of our employees are women, and women represent approximately 13.5% of our leadership team (vice president and above) and 25.0% of our board of directors. In addition, approximately 85% of our U.S. employees have chosen to voluntarily disclose their race and/or ethnicity to us, of which approximately 24.0% are racially or ethnically diverse. In fiscal year 2023, approximately 95% of our U.S. new hires chose to voluntarily disclose their race and/or ethnicity to us, of which approximately 23.0% were racially or ethnically diverse.
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
Available Information
Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendment to these reports are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.sprinklr.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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
•We have incurred significant net losses in recent years, we may incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
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
•Unstable market and economic conditions may have serious adverse consequences on our business, financial conditions and share price.
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
Our revenue was $618.2 million, $492.4 million and $386.9 million for the years ended January 31, 2023, 2022 and 2021, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We have incurred significant net losses in recent years, we may incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant net losses in recent years, including net losses of $55.7 million, $111.5 million and $38.6 million for the years ended January 31, 2023, 2022 and 2021, respectively. We had an accumulated deficit of $496.6 million and $441.6 million as of January 31, 2023 and 2022, respectively. We expect that our costs will increase over time and our losses may continue, as we expect to invest significant additional funds in our business and incur costs relating to operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally, sell subscriptions in more than 70 countries, and have established subsidiaries in Australia, Brazil, Canada, China, Denmark, Dubai, France, Germany, India, Italy, Japan, Netherlands, Singapore, South Korea, Spain, Sweden, Switzerland and the United Kingdom. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We also have experienced significant growth in the number of enterprises, end users, transactions and amount of data that our Unified-CXM platform and our associated hosting infrastructure support. Our number of customers has grown from 1,166 as of January 31, 2022 to 1,428 as of January 31, 2023.
In addition, we have expanded and may attempt to further grow our business by selling our Unified-CXM platform to U.S. federal, state, and local, as well as foreign, governmental agency customers. Growing our business by increasing the number of governmental agency customers we service would subject us to a number of challenges and risks. Selling to such agencies can be highly competitive and time-consuming, often requiring significant upfront time and expenses without any assurance that these efforts will generate a sale. We may not satisfy certain government contracting requirements necessary to attain certification to sell our Unified-CXM platform to certain governmental agency customers. Such government contracting requirements may change and in doing so restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our products are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Finally, sales of our Unified-CXM platform to governmental agency customers that are engaged in certain sensitive industries, including organizations whose products or activities are perceived to be harmful, could result in public criticism and reputational risks, which could engender dissatisfaction among potential customers, investors and employees with how we address political and social concerns in our business activities. If we are unable to grow our business by increasing the number of governmental agency customers we service, or if we fail to overcome the challenges and risks associated with selling to such entities, our business, results of operations and financial condition may be adversely affected.
Further, in order to successfully manage our growth, our organizational structure has become, and may continue to become, more complex. We may need to scale and adapt our operational, financial and management controls further, as well as our reporting systems and procedures to manage this complexity. This has required, and will continue to require, that we invest in and commit significant financial, operational and management resources to grow and change in these areas without undermining the corporate culture that has been critical to our growth so far. These investments require significant expenditures, and any investments we make occur in advance of the benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, or if we are unable to achieve a high level of efficiency as our organization grows in a manner that preserves the key aspects of our culture, our business, results of operations and financial condition may be adversely affected.
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
We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our operating performance and the condition of the capital markets at the time we seek financing. We may not be able to timely secure additional equity or debt financing on favorable terms, or at all. Weakness and volatility in the capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing. If we engage in any debt financing, the holders of debt would have priority over the holders of common stock. The holders of debt could impose restrictions on our business during the time the loan is outstanding, including restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The holders of debt would also likely obtain security interests on our assets enabling the debt holders to seize and take ownership or dispose of the property, whether tangible or intangible, in which they have a security interest if we default on repayment of the loan or any of the conditions associated with the loan. We also may be required to take other actions that would be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations and financial condition. We maintain a credit agreement with Silicon Valley Bank, most recently amended in January 2023 (the “SVB Credit Facility”). The SVB Credit Facility prohibits us from incurring additional indebtedness without prior written consent, among other conditions. On March 23, 2023, we provided notice to Silicon Valley Bank of our intent to terminate the SVB Credit Facility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited, and our business, results of operations and financial condition could be adversely affected.
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
In the ordinary course of our business, we may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) proprietary and confidential data, including personal data, intellectual property, and trade secrets, of ours or our customers (collectively, confidential information). Use of our Unified-CXM platform also involves processing our customers’ information, including personal data regarding their customers, or employees.
Cyberattacks, malicious internet-based activity, and online offline fraud and other similar activities threaten the confidentiality, integrity and availability of our confidential information, are prevalent and continue to increase in frequency, intensity and sophistication. Further, these threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized crime threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), volumetric or application-level denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, misconfiguration, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, adverse weather events, man-made disasters and other similar threats. In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Furthermore, our services are critical to the internal processes of a large number of companies worldwide and, as a result, if our products are compromised, a significant number or, in some instances, all of our customers and their data could be simultaneously affected, which could cause serious disruption and harm. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be significant. Our remote workforce poses increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including while working from home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may also discover security issues that were not identified during due diligence of such acquired or integrated entities, and it may be difficult to integrate other companies into our information technology environment and security program.
We rely upon third-party service providers and technologies to operate critical business systems to process confidential information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. While we require our third-party service providers who process confidential information on our behalf to meet certain security requirements and give contractual commitments to us regarding their data processing activities, our ability to monitor these third parties’ information security practices is limited, and despite such assurance and commitments, these third parties may not have, or may not continue to have, adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Moreover, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our Unified-CXM platform and our services. We may expend significant resources or modify our business activities to try to protect against security incidents.
Our data privacy and security obligations under applicable laws and our customer agreements may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and confidential information.

We operate our products for the benefit of our customers who have documented responsibilities to maintain certain security controls, such as provisioning and deprovisioning users, in their respective environments without oversight or control by us. Our customers may weaken or incorrectly configure security controls provided by us to maintain the security of their environments, resulting in a loss of confidentiality or integrity of such customer’s data or processes. Such an event also may result in a compromise to our information technology systems or a security incident public disclosures and negative publicity for us and such customer, which may have a negative impact on our ability to achieve our corporate goals and could adversely affect our business, reputation, results of operations and financial condition. Such an event may also result in a compromise to our information technology systems or a security incident. Additionally, the reliability and continuous availability of our platform is critical to our success. However, software such as ours can contain errors, defects, security vulnerabilities, or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such fix may be difficult to push out to our customers or otherwise be delayed.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have in the past and may in the future be subject to attempted or successful cybersecurity attacks by third parties seeking unauthorized access to our or our customers’ confidential information or to disrupt our ability to provide our Unified-CXM platform. Additionally, we have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems (including our products) because such vulnerabilities change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities in our information technology systems (including our products), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such notifications are costly, and the notifications or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our Unified-CXM platform, deter new customers from using our Unified-CXM platform, and negatively impact our ability to grow and operate our business.
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
Our competitors vary in size and in the breadth and scope of the products and services they offer. While we do not believe that any of our competitors currently offer a full suite of Unified-CXM solutions that competes across the breadth of our Unified-CXM platform, certain features of our Unified-CXM platform compete in particular segments of the overall Unified-CXM category. Our main competitors include, among others, experience management solutions, including solution media solutions, home-grown solutions and tools, adjacent Unified-CXM solutions, such as social messaging, customer service and support solutions, traditional marketing, advertising and consulting firms and customer relationship management and enterprise resource planning solutions. Further, other established SaaS providers and other technology companies not currently focused on Unified-CXM may expand their services to compete with us.
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

Some of our competitors may be able to offer products or functionality similar to ours at a more attractive price than we can or do, including by integrating or bundling such products with their other product offerings. Additionally, some potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal Unified-CXM solutions. Acquisitions, partnerships and consolidation in our industry may provide our competitors even more resources or may increase the likelihood of our competitors offering bundled or integrated products that we may not be able to effectively compete against. In particular, as we rely on the availability and accuracy of various forms of customer feedback and input data, the acquisition of any such data providers or sources by our competitors could affect our ability to continue accessing such data. Furthermore, we also are subject to the risk of future disruptive technologies. If new technologies emerge that are able to collect and process experience data, or otherwise develop Unified-CXM solutions at lower prices, more efficiently, more conveniently or with functionality and features enterprises prefer to ours, such technologies could adversely impact our ability to compete. If we are not able to compete successfully against our current and future competitors, our business, results of operations and financial condition may be adversely affected.
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
Our top 10 customers accounted for 14% and 14% of our subscription revenue in fiscal years ended January 31, 2023 and 2022, respectively. The majority of our customer base consists of large enterprises, many of which have high subscription amounts to our Unified-CXM platform. For all periods presented, we have relied on sales of our Unified-CXM platform to large enterprises for a significant majority of our revenue. Accordingly, the loss of any one of our customers could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our Unified-CXM platform or use our Unified-CXM platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.
Real or perceived defects or errors on our platform could harm our reputation, result in significant costs to us, and impair our ability to sell subscriptions to our platform and related services.
The software underlying our platform is complex and may contain material defects or errors, particularly when first introduced or when new features or capabilities are released. In addition, our solution depends on the ability of our software to store, retrieve, process, and manage immense amounts of data, including personal data. Any real or perceived defects, errors, failures, bugs or vulnerabilities on our Unified-CXM platform could result in negative publicity, cybersecurity breaches and other data security, privacy, access, retention issues, performance issues and customer terminations and may impair our ability to sell subscriptions to our Unified-CXM platform and related services in the future. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after code has been released for external or internal use. The costs incurred in correcting any defects in our Unified-CXM platform may be substantial and could adversely affect our results of operations. For example, we may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Although we continually test our Unified-CXM platform for defects and work with customers through our customer support organization to identify and correct errors, we have from time to time found defects or errors on our Unified-CXM platform, and defects or errors on our Unified-CXM platform are likely to occur again in the future. Any defects that cause interruptions to the availability of our Unified-CXM platform or other performance issues could result in, among other things:
•lost revenue or delayed market acceptance and sales of our Unified-CXM platform;
•exposure to damages for breach of contract, early termination of customer agreements, or loss of customers;

•loss of trust;
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, Russia’s ongoing incursion into Ukraine has also added to the extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, rising inflation and other macroeconomic pressures in the U.S. and the global economy could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of recent bank closures, public health crises, or political unrest, war or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced marketing budgets for our customers and potentially less demand for our platform. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.
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
A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our Unified-CXM platform. For each of the years ended January 31, 2023, 2022 and 2021, our research and development expenses were at least 10% of our revenue. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.
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
The occurrence of any of these risks could have an adverse effect on our business, results of operations and financial condition. In addition, our entry into any future acquisition, investment or business relationship may be prohibited by the terms of our current or future credit facilities, including the SVB Credit Facility, which restricts our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest.

Our international sales and operations, including our planned business development activities outside of the United States, subject us to additional risks and challenges that can adversely affect our business, results of operations and financial condition.
During the year ended January 31, 2023, approximately 36% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.
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
We currently do not maintain a program to hedge transactional exposures in foreign currencies, but we may do so in the future. The future use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations and financial condition.
The terms of the SVB Credit Facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility.
Under the terms of the SVB Credit Facility, we can borrow up to $50.0 million under a revolving credit loan facility. The SVB Credit Facility contains customary affirmative and negative covenants that either limit our ability to, or, if we make future draws, require a mandatory prepayment in the event we, incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, share repurchases, transfer or dispose of assets, amend certain material agreements and enter into various specified transactions. As a result, we may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lender or prepay any outstanding amount under the SVB Credit Facility.
The SVB Credit Facility also contains certain financial covenants, including cash balance requirements, and financial reporting requirements. Our obligations under the SVB Credit Facility are secured by substantially all of our property, with limited exceptions, including our intellectual property. We may not be able to generate sufficient cash flow or sales to meet our financial covenants or, if we make future draws, pay the principal and interest under the SVB Credit Facility. Furthermore, if we made a subsequent draw, our future working capital, borrowings or equity financings could be unavailable to repay or refinance the amounts outstanding under the SVB Credit Facility. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full. Any declaration by our lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

As of January 31, 2023, we did not owe any principal or accrued interest under the SVB Credit Facility. However, it is possible that we will in the future draw down on the SVB Credit Facility or enter into new debt obligations. Due to the receivership of SVB initiated in March 2023, we may seek additional or replacement credit arrangements, in part to support letters of credit or other security instruments for our leases of properties. On March 23, 2023, we provided notice to Silicon Valley Bank of our intent to terminate the SVB Credit Facility. Any future credit arrangements may have stricter covenants or other more onerous terms than our current arrangements. Our ability to make scheduled payments or to refinance such debt obligations depends on numerous factors, including the amount of our cash balances and our actual and projected financial and operating performance. We may be unable to maintain a level of cash balances or cash flows sufficient to permit us to pay the principal, premium, if any, and interest on our future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to take any of these actions, and even if we are, these actions may be insufficient to permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the SVB Credit Facility or any replacement facility, we may be required to repay any outstanding amounts earlier than anticipated. If for any reason we become unable to service our debt obligations under the SVB Credit Facility, or any new debt obligations that we may enter into from time to time, holders of our common stock would be exposed to the risk that their holdings could be lost in an event of a default under such debt obligations and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.
Reductions in information technology spending could limit our ability to grow our business and adversely affect our results of operations and financial condition.
Our business and results of operations depend on demand for information technology generally and for Unified-CXM solutions in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the United States or internationally, including resulting from a global or domestic recession or the fear thereof, inflation, rising interest rates, financial and credit market fluctuations, international trade relations, public health crises (such as the COVID-19 pandemic), lower corporate earnings, reduction in business confidence and activity, political turmoil, natural disasters or catastrophes or geopolitical tensions, such as Russia’s recent incursion into Ukraine, could cause a decrease in business investments, including spending on information technology generally. To the extent that weak economic conditions cause our existing customers or potential customers to reduce their budget for Unified-CXM solutions or to perceive spending on such systems as discretionary, demand for our Unified-CXM platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, results of operations and financial condition.
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
We use open source software in connection with our Unified-CXM platform and products and operations. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code (which may include our modifications or product code into which such open source software has been integrated) on unfavorable terms allowing further modification and redistribution and at no or nominal cost, and we may be subject to such terms. The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these open source licenses could be construed in a way that imposes unanticipated conditions or restrictions on our ability to commercialize our products. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose source code that we have decided to maintain as proprietary or that would otherwise breach the terms or fail to meet the conditions of an open source license or third-party contract, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. We could be subject to suits by parties claiming ownership of or demanding release of the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the applicable open source licensing terms or alleging that our use of such software infringes, misappropriates or otherwise violates a third party’s intellectual property rights. We may as a result be subject to claims for breach of contract, infringement of intellectual property rights, or indemnity, required to release our proprietary source code, pay damages, royalties, or license fees or other amounts, seek licenses, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of the applicable license could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.
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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of January 31, 2023, we owned 36 U.S. issued patents and 11 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.

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
Risks Related to Privacy, Information Technology and Cybersecurity
Interruptions in availability or suboptimal performance associated with our technology and infrastructure may adversely affect our business, results of operations and financial condition.
We seek to use well-architected systems and appropriate security controls to maintain the availability of our products. These controls include business continuity and disaster recovery plans, highly redundant designs of operational systems and processes, training and availability of key employees, strong contractual and technical assurances by our third-party service providers to maintain their services to us, regular tests and audits of critical systems and plans, appropriate capacity planning for current and future system and process needs, enterprise risk management, and a continuous review of our plans. Notwithstanding these efforts, we cannot ensure that our systems or those of our third-party service providers will not be vulnerable to disruptions from natural or man-made disasters or other security incidents. We are exposed to threats and resulting risks that may result in a significant disruption of our ability to deliver our products to our customers.

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
In the ordinary course of business, we process confidential information and personal data. Additionally, our customers can utilize our Unified-CXM platform to use, collect, manage, store, transmit and otherwise process personal data and/or confidential information of their employees, customers, partners and other individuals. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of confidential information by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws, including wiretapping laws. For example, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences. As another example, the CCPA imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA applies to the personal data of consumers, business representatives and employees, and allows for statutory fines for noncompliance (up to $7,500 per violation) and a private right of action for certain data breaches. In addition, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy and security laws. For example, comprehensive privacy laws will take effect in Virginia, Colorado, Connecticut, and Utah in 2023. While these new laws share similarities with the CCPA, these laws, as well as other similar state or federal laws and other future changes in laws or regulations relating to data privacy and security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant, may result in further uncertainty with respect to data privacy and security issues, and will require us to incur additional costs and expenses in an effort to comply. The enactment of such laws has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to personal data than federal, international or other state laws, which may complicate compliance efforts. The federal government is also considering comprehensive privacy legislation. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. In Europe, there is a proposed regulation related to artificial intelligence that, if adopted, could impose onerous obligations related to the use of AI-related systems.

Outside of the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security Some examples of these laws include the European Union’s GDPR, the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (“LGPD”) (Law No. 13,709/2018), China’s Personal Information Protection Law (“PIPL”), and Japan’s Protection of Personal Information (“APPI”). These laws all impose strict requirements for processing personal data. For example, noncompliance with the GDPR carries fines of up to the greater of €20 million or 4% of global annual turnover (and under UK laws, up to the greater of £17.5 million or 4% of global annual turnover) and can result in data processing bans, other administrative penalties and litigation brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, together with associated damage to our reputation.
Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. For example, some European regulators have prevented or significantly restricted some companies from transferring certain personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
We may also become subject to new laws in the EEA that regulate cybersecurity and non-personal data, such as the Data Act. Depending on how these laws are interpreted, we may have to make changes to our business practices and products to comply with such obligations.
UK and European data privacy regulations in relation to electronic communications also require opt-in consent to send marketing emails or other electronic communications or use cookies and the data obtained using cookies and similar technologies for advertising, analytics and certain other purposes – activities on which our products and marketing strategies rely. Enforcement of these requirements has increased, and a new regulation proposed in the European Union, known as the ePrivacy Regulation, makes these requirements, as well as requirements around tracking technologies, such as cookies, more stringent and increase the penalties for violating them. Such restrictions could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our business.
We rely on data obtained from third-party data suppliers, but the sale of data to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining information from third parties carries risk to us as a data purchaser. Regulators are increasingly scrutinizing the activities of third-party data suppliers, and laws in the United States (including the CCPA) and other jurisdictions, such as Europe (including GDPR, ePrivacy Directive), are likewise regulating such activity. These laws pose additional, material compliance risks to such suppliers, and such suppliers may not be able to provide personal data in compliance with these laws. Such laws may make it so difficult for our suppliers to provide the data as the costs associated with the data materially increase. For example, some data suppliers are required to register as data brokers under California and Vermont law and file reports with regulators, which exposes them to increased scrutiny. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, provided appropriate notice to data subjects, obtained necessary consents, or established a legal basis for the transfer and processing of the data by us.
In addition to data privacy and security laws, our contractual obligations relating to data privacy and security have become increasingly stringent due to changes in data privacy and security and the expansion of our service offerings. For example, certain data privacy and security laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers.

Apart from government activity and our customer contracts, privacy advocacy and other industry groups have established or may establish new self-regulatory standards, with which we may be contractually bound to comply. As an example, we may enter contractual relationships requiring us to comply with the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.
Moreover, our customers expect us to meet voluntary certification and other standards established by third parties. Representative examples of potential certifications or standards include those from TRUSTe, the American Institute for Certified Public Accountants, or the International Standards Organization. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business. Furthermore, because data security and privacy are critical competitive factors in our industry, we make numerous statements in our privacy policies and terms of service, through our certifications to certain industry standards and in our marketing materials providing assurances about the security and privacy practices of our Unified-CXM platform, including detailed descriptions of security measures we employ. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even though circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings by the U.S. Federal Trade Commission, federal, state and foreign regulators, our customers and private litigants, which could adversely affect our business, reputation, results of operations and financial condition.
Business partners and other third parties with a strong influence on how consumers interact with our products, such as Apple, Google, Meta and Mozilla, may create new privacy controls or restrictions on their products and platforms, limiting the effectiveness of our services.
With obligations relating to data privacy and security imposing new and stringent obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if the third parties we work with, such as our vendors or third-party service providers, violate applicable laws, rules or regulations or our policies, such violations also may put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our third-party service providers to comply with our data privacy or security obligations to customers or other third parties, or any of our other legal obligations relating to data privacy or security, may result in governmental investigations or inquiries (which have occurred in the past and may occur in the future), enforcement actions, litigation, disputes or other claims, indemnification requests, restrictions on providing our services, claims or public statements against us by privacy advocacy groups or others, adverse press and widespread negative publicity, reputational damage, significant liability or fines and the loss of the trust of our customers, any of which could have a material adverse effect on our business, results of operations and financial condition.
The costs of compliance with, and other burdens imposed by, laws, rules, regulations and other obligations relating to data privacy and security applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process information from their employees, customers and partners, which could limit the use, effectiveness and adoption of our Unified-CXM platform and reduce overall demand. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption, effectiveness or use of our applications.
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

Furthermore, an increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. The Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state or “economic nexus.” In response to Wayfair, or for other reasons, states or local governments have adopted and begun to enforce, and other states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. Similarly, many non-U.S. jurisdictions have considered or adopted laws that impose VAT, digital service, or similar taxes, on companies despite not having a physical presence in the non-U.S. jurisdiction.
We collect sales, VAT or similar transaction taxes in a number of jurisdictions. It is possible, however, that we could face sales tax, VAT, GST or similar tax audits and that our liability for these taxes could exceed our estimates if state, local, and non-U.S. tax authorities assert that we are obligated to collect additional tax amounts from our customers and remit those taxes to those authorities. We also could be subject to audits in state, local and non-U.S. jurisdictions for which we have not accrued tax liabilities. A successful assertion by one or more states, localities or non-U.S. jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. Such tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations.
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
Changes in tax law (including tax rates) could affect our future results of operations. Due to the expansion of our international business activity, any such changes could increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. For example, recent legislation in the United States, commonly referred to as the Inflation Reduction Act, enacts a minimum tax equal to 15 percent of the adjusted financial statement income of certain large U.S. corporations, for tax years beginning after December 31, 2022, as well as a one percent excise tax on stock repurchases imposed on public corporations making such repurchases after December 31, 2022. It is possible that the Inflation Reduction Act could increase our tax liability. The current or future U.S. presidential administration could propose or enact changes to U.S. tax laws that we cannot currently predict and that could materially affect our business, results of operations and financial condition. Additionally, the Organization for Economic Co-operation and Development (“OECD”) has released guidance covering various topics, including transfer pricing, country-by-country reporting and definitional changes to permanent establishment that could ultimately impact our tax liabilities as countries adopt the OECD’s guidance.
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
We have U.S. federal and state net operating loss (“NOL”) carryforwards as a result of prior period losses, some of which, if not utilized, may expire. Certain of our federal NOLs will begin to expire in fiscal year 2032 and our state NOLs began to expire in fiscal year 2023, respectively, for federal and state purposes, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability.
In addition, under Section 382 of the Internal Revenue Code of 1986 (the “Code”), as amended, if a corporation undergoes an “ownership change,” its ability to use its pre-change net operating loss carryforwards and other tax attributes to offset its post-change taxable income or tax liability may be limited. Such an “ownership change” generally occurs if there is a greater than 50 percentage point change (by value) in our equity ownership by one or more stockholders or groups of stockholders who own at least 5% of our stock over a three-year period. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal and state taxable income or tax liability may be subject to limitations, which could potentially result in increased future tax liability to us. Furthermore, under the current U.S. federal tax laws, the amount of net operating loss carryforwards from tax years beginning after December 31, 2017 that we are permitted to use in any taxable year beginning after December 31, 2020 is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. Under current U.S. federal tax laws, net operating losses are generally not permitted to be carried back to prior taxable years. There is also a risk that, due to regulatory changes, such as suspensions of the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
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
Members of our senior management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors applicable to public companies. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

We will continue to incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations and financial condition.
As a public company, and particularly now that we are no longer an emerging growth company, we have incurred and expect to continue to incur greater legal, accounting and other expenses than we incurred as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2022 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations of the SEC and the listing standards of the New York Stock Exchange. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. Compliance with these requirements has increased and will continue to increase our legal, accounting and financial compliance costs and increase demand on our systems, making some activities more time-consuming and costly. These rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to maintain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing standards of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We also are continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. In addition, pursuant to Section 404 of the Sarbanes Oxley-Act, we are now required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to furnish a report on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year covered by this Form 10-K, and we are also required, as of the date of this Form 10-K, to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.
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
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, the market price of our common shares could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, results of operations and financial condition and could cause a decline in the market price of our Class A common stock.

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
In connection with the preparation of our financial statements for the year ended January 31, 2022, we identified a material weakness in certain internal controls related to the implementation of ASU No. 2014-09, Revenue from Contracts with Customer (“ASC 606”) and the ongoing monitoring of costs to obtain customer contracts considered for capitalization. Although we remediated this previously identified material weakness, in connection with the preparation of our financial statements for the year ended January 31, 2023, we identified an additional material weakness in our process to manage and record commission and bonus expense. We found that we did not design or maintain effective controls over commission expense. Specifically, we did not design and/or implement process level controls to (i) ensure sufficient user-acceptance testing was performed in the configuration of commission calculations within our commission software, (ii) identify all relevant data elements (or inputs) used in our commission calculations and (iii) ensure data inputs used in our commission calculations were complete and accurate.
We have initiated several steps to design and implement new controls to remediate this material weakness. These steps included (i) performing a detailed user acceptance testing prior to loading the commission plan calculation configurations to our commission software to ensure the system produces the intended results, (ii) ensuring each relevant data element that is an input in the commission calculations are identified, subject to an approval process and agrees to the commission software and (iii) performing recalculations of the commissions earned output from the software to ensure they are calculated in accordance with the criteria defined in our approved commission plans.
While we have designed new controls to remediate this material weakness, we are in the process of implementing and will ensure that they are in operation for a sufficient period of time before concluding on the remediation of the material weakness. We cannot assure you that the measures we have taken to date will be sufficient to remediate the material weakness we identified or avoid the identification of additional material weaknesses in the future. The material weakness will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate. If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that our internal control deficiencies or others could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.
The existence of any material weakness, including our existing material weakness regarding our process to manage and record commission expense, or significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting also could result in errors in our financial statements that could present us from accurately or timely reporting our financial condition or results of operations, which may adversely affect our ability to operate our business and investors’ views of us and, as a result, the value of our Class A common stock.
Risks Related to Ownership of Our Class A Common Stock and Other General Risks
Our stock price may be volatile, and the value of our Class A common stock may decline.
The market price of our Class A common stock may fluctuate or decline substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance, including:
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
•general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of recent bank closures, public health crises or geographical tensions and wars, such as Russia’s ongoing war with Ukraine; and
•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.
The market for technology stocks and the stock market in general have recently experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including our own. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may continue to negatively impact investor confidence and the market price of equity securities, including our Class A common stock. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our Class A common stock is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations and financial condition.
The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with our executive officers and directors and their affiliates, limiting your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of January 31, 2023 beneficially held approximately 55% of our outstanding capital stock, but controlled approximately 92% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.
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
Our directors, executive officers and their respective affiliates are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.
As of January 31, 2023, our directors, executive officers and their respective affiliates beneficially owned, in the aggregate, approximately 91.0% of our Class B common stock, and controlled approximately 84.0% of the voting power of our outstanding capital stock. As a result, our directors, executive officers and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction.
These stockholders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risk to holders of our Class A common stock or that may not be aligned to the interest of holders of our Class A common stock, including decisions to delay, prevent or discourage acquisition proposals or other offers for our capital stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.

We cannot predict the impact that our dual class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual class structure, combined with the concentrated control of our executive officers and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure makes us ineligible for inclusion in many indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal executive offices are located in New York, NY, USA where we lease approximately 32,000 square feet of office space under a lease that expires in December 2023. We have other domestic offices, including Austin and San Francisco, and international offices including Bangalore, Dubai, Gurgaon, London, Paris, Singapore and Tokyo. These offices are leased, and we do not own any real property. We believe that our current facilities are adequate to meet our current needs.

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
Holders of Record
As of January 31, 2023, there were 394 and 632 stockholders of record of our Class A and Class B common stock, respectively. We believe that a substantially greater number of beneficial owners hold shares through brokers, banks and other nominees.
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
Stock Performance Graph
The graph below shows the cumulative total return to our stockholders between June 23, 2021 (the first day on which our Class A common stock traded on the New York Stock Exchange) through January 31, 2023 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on June 23, 2021 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
$120.00
$100.00
$80.00
$60.00
$40.00
06/23/21
07/31/21
10/31/21
01/31/22
4/30/22
7/31/22
10/31/22
1/31/23
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
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
This section of our Form 10-K discusses our financial condition and results of operations for the fiscal years ended January 31, 2023, 2022 and 2021 and year-to-year comparisons between fiscal 2023 and fiscal 2022. Year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed on April 11, 2022.
Overview
Sprinklr empowers the world’s largest and most loved brands to make their customers happier.
We do this with a new category of enterprise software – Unified Customer Experience Management (“Unified-CXM”) – that enables every customer-facing function across the front office, from Customer Service to Marketing, to collaborate across internal silos, communicate across digital channels, and leverage a complete suite of capabilities to deliver better, more human customer experiences at scale – all on one unified, AI-powered platform.
Our Unified-CXM platform utilizes an architecture purpose-built for managing CXM data and is powered by proprietary AI, collaborative workflow, seamless automation, broad-based listening and customer-led governance to help enterprises analyze massive amounts of unstructured and structured data.
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
Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 70 countries and use our platform in over 100 languages. As of January 31, 2023, we had 1,428 customers spanning organizations of a broad range of sizes and industries, including more than two-thirds of the Fortune 100 companies, compared to 1,166 customers as of January 31, 2022. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of January 31, 2023, we had 108 large customers compared to 82 as of January 31, 2022.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized, and include deferred revenues and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. The aggregate transaction price of RPO expected to be recognized as revenue was $719.5 million and $569.5 million as of January 31, 2023 and 2022, respectively. The transaction price of cRPO to be recognized as revenue in the next 12 months was $485.2 million and $395.0 million as of January 31, 2023 and 2022, respectively.
RPO as of January 31, 2022 has been reduced from $586.4 million previously reported to $569.5 million in order to correct the treatment of an immaterial number of contracts included in the calculation of RPO.
Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes subscription revenue from new customers. NDE, on a trailing 12-month basis, was 123.9% and 119.8% for the 12-month periods ending January 31, 2023 and 2022, respectively.
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
The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

Components of Results of Operations
Revenue
We generate revenue from the sale of subscriptions to our Unified-CXM cloud-based software platform and related professional services.
Subscription revenue consists primarily of fees from customers accessing our proprietary Unified-CXM platform, as well as related support services. Subscription revenue is generally recognized ratably over the related contract term beginning on the commencement date of each contract, which is generally the date our service is made available to customers. Our subscriptions typically have a term of one to three years. Historically, we have experienced seasonality in our sales cycle, as a large percentage of our customers make their purchases in the fourth quarter of a given fiscal year and pay us in the first quarter of the subsequent year. This seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the applicable subscription agreement.
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
Costs of Revenue
Costs of Subscription Revenue
Costs of subscription revenue consists primarily of costs to host our software platform, data costs, including cost of third-party data utilized in our platform, personnel-related expenses for our subscription and support operations personnel, including salaries, benefits, bonuses, stock-based compensation, professional fees, software costs, travel expenses, the amortization of our capitalized internal-use software and allocated overhead expenses, including facilities costs for our subscription and support operations. We expect that costs of subscription revenue will increase in absolute dollars as we expand our customer base and make continued investments in our cloud infrastructure and support organization.
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
Our gross margin on subscription revenue is significantly higher than our gross margin on professional services revenue, and as a result our gross margin may vary from period to period if our mix of revenue or costs of revenue fluctuates. In addition, because personnel-related expenses represent the largest component in costs of professional services revenue, we may experience changes in our professional services gross margin due to the timing of delivery of those services. We expect that our gross margin may vary from period to period and increase modestly in the long term.
Operating Expense
Our operating expense consists of research and development, sales and marketing and general and administrative expense.
Research and Development Expense
Research and development expense consists primarily of costs relating to the maintenance, continued development and enhancement of our cloud-based software platform and includes personnel-related expense for our research and development organization, professional fees, travel expenses and allocated overhead expenses, including facilities costs. Research and development expenses are expensed as incurred, except for internal-use software development costs that qualify for capitalization. We expect research and development expenses to increase in absolute dollars as we continue to invest in enhancing and expanding the capabilities of our Unified-CXM platform.

Sales and Marketing Expense
Sales and marketing expense consists primarily of personnel-related expenses for our sales and marketing organization, professional fees, software costs, advertising, marketing, promotional and brand awareness activities, travel expenses and allocated overhead expense, including facilities costs. Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit. We intend to continue to invest in sales and marketing to help drive the growth of our business. We continue to optimize our sales and marketing expense and seek efficiencies in our investments.
General and Administrative Expense
General and administrative expense includes personnel costs associated with administrative services, such as legal, human resources, information technology, accounting, and finance functions, as well as professional fees, software costs, travel expenses and allocated overhead expense, including facilities costs and any corporate overhead expenses not allocated to other expense categories.
We expect our general and administrative expense to increase in absolute dollars as we continue to grow our business. We also anticipate that we will incur additional costs for employees and third-party consulting services, which may cause our general and administrative expense to fluctuate as a percentage of revenue from period to period.
Other Income (Expense), Net
Other income (expense), net, consists of interest income on invested cash and cash equivalents and marketable securities, interest expense, foreign currency transaction gains and losses and other expenses and gains.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Revenue:
Subscription	$548,649	$427,713	$339,586
Professional services	69,541	64,681	47,344
Total revenue	618,190	492,394	386,930
Costs of revenue:
Costs of subscription (1)	102,276	89,896	77,033
Costs of professional services (1)	61,449	57,655	45,049
Total costs of revenue	163,725	147,551	122,082
Gross profit	454,465	344,843	264,848
Operating expense:
Research and development (1)	76,658	60,591	40,280
Sales and marketing (1)(2)	336,719	286,963	185,797
General and administrative (1)	92,312	84,759	64,348
Litigation settlement	—	12,000	—
Total operating expense	505,689	444,313	290,425
Operating loss	(51,224)	(99,470)	(25,577)
Other income (expense), net	3,756	(5,084)	(8,616)
Loss before provision for income taxes	(47,468)	(104,554)	(34,193)
Provision for income taxes	8,274	6,916	3,777
Net loss	(55,742)	(111,470)	(37,970)
Deemed dividend in relation to tender offer	—	—	(600)
Net loss attributable to Sprinklr common stockholders	$(55,742)	$(111,470)	$(38,570)

(1) Includes stock-based compensation, net of amounts capitalized, as follows:
	Year Ended January 31,
(in thousands)	2023	2022	2021
Cost of subscription	$1,528	$1,794	$2,012
Cost of professional services	2,249	2,448	1,658
Research and development	10,678	6,417	4,804
Sales and marketing	26,651	19,929	14,976
General and administrative	14,411	19,543	21,619
Stock-based compensation, net of amounts capitalized	$55,517	$50,131	$45,069

(2) Includes amortization of acquired intangible assets as follows:
	Year Ended January 31,
(in thousands)	2023	2022	2021
Sales and marketing	$475	$412	$626
Amortization of acquired intangible assets	$475	$412	$626

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue:

	Year Ended January 31,
	2023	2022	2021
Revenue:
Subscription	89%	87%	88%
Professional services	11%	13%	12%
Total revenue	100%	100%	100%
Costs of revenue:
Costs of subscription	17%	18%	20%
Costs of professional services	10%	12%	12%
Total costs of revenue	26%	30%	32%
Operating expense:
Research and development	12%	12%	10%
Sales and marketing	54%	58%	48%
General and administrative	15%	17%	17%
Litigation settlement	0%	2%	0%
Total operating expense	82%	88%	75%
Operating loss	(8)%	(20)%	(7)%
Other income (expense), net	1%	(1)%	(2)%
Loss before provision for income taxes	(8)%	(21)%	(9)%
Provision for income taxes	1%	1%	1%
Net loss	(9)%	(23)%	(10)%
Deemed dividend in relation to tender offer	0%	0%	0%
Net loss attributable to Sprinklr common stockholders	(9)%	(23)%	(10)%
Comparison of Fiscal Years Ended January 31, 2023 and 2022
Revenue

	Year Ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Subscription	$548,649	$427,713	$120,936	28%
Professional services	69,541	64,681	4,860	8%
Total revenue	$618,190	$492,394	$125,796	26%
Total revenue increased $125.8 million, or 26%, in fiscal year 2023, compared to fiscal year 2022, and was comprised of an increase in subscription revenue of $120.9 million, or 28%, and an increase in professional services of $4.9 million, or 8%.
The increase in subscription revenue for the fiscal year 2023, compared to the fiscal year 2022, was due primarily to (i) increased demand for our solutions from new customers and (ii) an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform.
The increase in professional services revenues for the fiscal year 2023, compared to the fiscal year 2022, was primarily due to an increase in implementation and managed services performed during the fiscal year 2023, compared to the fiscal year 2022.

Costs of Revenue and Gross Margin

	Year Ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Costs of subscription revenue	$102,276	$89,896	$12,380	14%
Costs of professional services revenue	61,449	57,655	3,794	7%
Total costs of revenue	$163,725	$147,551	$16,174	11%
Gross margin - subscription	81%	79%
Gross margin - professional services	12%	11%
Total costs of revenue increased $16.2 million, or 11%, in fiscal year 2023, compared to fiscal year 2022, and was comprised of an increase in costs of subscription revenue of $12.4 million, or 14%, and an increase in costs of professional services of $3.8 million, or 7%.
Costs of subscription revenue was $102.3 million for the fiscal year 2023, compared to $89.9 million for the fiscal year 2022. The increase in cost of subscription revenue was due primarily to higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a combined $10.6 million increase in costs to host our software platform and our data costs. Also contributing to this increase in costs of subscription revenue was an increase of $2.5 million in amortization of capitalized research and development costs.
Costs of professional services revenue was $61.4 million for the fiscal year 2023, compared to $57.7 million for the fiscal year 2022. The increase in cost of professional services revenue was due primarily to increases in personnel costs of $1.7 million due to increased headcount of professional services employees and a $1.1 million increase in subcontractor costs.
Gross margin for subscription increased by 2 percentage points, primarily driven by the year-over-year growth in subscription revenue. Gross margin for professional services remained flat year-over-year as professional services revenue moved in-line with cost of services.
Research and Development Expense

	Year Ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$76,658	$60,591	$16,067	27%
% of revenue	12%	12%
Research and development expense increased $16.1 million, or 27%, in fiscal year 2023, compared to fiscal year 2022. The increase was primarily due to a $18.6 million increase in research and development personnel costs driven by increased headcount of research and development employees as we continue to add to and enhance our product, which included a $6.1 million increase in stock-based compensation. The increase to research and development personnel costs was partially offset by a $4.1 million increase in research and development costs that were capitalized.
Sales and Marketing Expense

	Year Ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$336,719	$286,963	$49,756	17%
% of revenue	54%	58%
Sales and marketing expense increased $49.8 million, or 17%, in fiscal year 2023, compared to fiscal year 2022. The increase was primarily due to a $38.1 million increase in personnel costs driven by increased headcount of sales and marketing employees to support growth, which included a $7.2 million increase in benefits, a $6.7 million increase in stock-based compensation and a $4.5 million increase in commissions and bonuses associated with an increase in customer contracts and revenue growth. Also contributing to the increase in sales and marketing expense was a combined increase of $8.6 million associated with increases in rent and facilities costs due to new leases entered into in fiscal 2023 and travel-related costs due to return to office and in-person meetings.

General and Administrative Expense

	Year Ended January 31,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$92,312	$84,759	$7,553	9%
% of revenue	15%	17%
General and administrative expenses increased $7.6 million, or 9%, in fiscal year 2023, compared to fiscal year 2022. The increase was primarily due to a $8.2 million increase in general and administrative employee personnel costs, including benefits, as well as a combined increase of $4.0 million in insurance and software-related costs. These increases were partially offset by a $5.1 million decrease in stock-based compensation related to a one-time acceleration of stock-based compensation in fiscal year 2022. There was not a corresponding acceleration of stock-based compensation recognized in fiscal year 2023.
Litigation Settlement

	Year Ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Litigation settlement	$—	$12,000	$(12,000)	N/M
% of revenue	—%	2%
In 2022 we agreed to settle all outstanding claims for a total amount of $12.0 million with Opal Labs Inc. (“Opal”) with respect to Opal’s complaints alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act. The settlement was recorded as a one-time operating expense charge in the fiscal year 2022. There were no litigation settlements accrued for during fiscal year 2023.
Other Income (Expense), Net

	Year Ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Other income (expense), net	$3,756	$(5,084)	$8,840	(174)%
% of revenue	1%	(1)%
Other income of $3.8 million in fiscal year 2023 was primarily attributable to $8.2 million of interest income, net earned on money market and short-term investment accounts, partially offset by $4.7 million in net foreign currency transaction losses. Other expense in fiscal year 2022 was primarily attributable to $3.2 million of paid in kind interest expense related to the historical senior subordinated convertible notes and $1.6 million in foreign currency transaction losses.
Provision for Income Taxes

	Year Ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Provision for income taxes	$8,274	$6,916	$1,358	20%
Provision for income taxes increased $1.4 million, or 20%, in fiscal year 2023, compared to fiscal year 2022. The increase was related to higher foreign income tax liability on our non-U.S. subsidiaries.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance:
•Non-GAAP gross profit and non-GAAP gross margin
•Non-GAAP operating (loss) income and non-GAAP operating margin
•Non-GAAP net (loss) income and non-GAAP net (loss) income per share
We define these non-GAAP financial measures as the respective GAAP measures, excluding, as applicable, stock-based compensation expense-related charges, charges on litigation settlements and amortization of acquired intangible assets. We believe that it is useful to exclude stock-based compensation expense-related charges and amortization of acquired intangible assets in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies over multiple periods. We also exclude charges on litigation settlements that are considered to be non-ordinary course as we do not consider such losses to be indicative of our core business. We calculate non-GAAP net (loss) income per share by using non-GAAP net (loss) income divided by basic weighted average shares for the period regardless of whether we are in a non-GAAP net (loss) or income position and assuming that all potentially dilutive securities are anti-dilutive.
In addition, we believe free cash flow and adjusted free cash flow are also useful non-GAAP financial measures. Free cash flow is defined as net cash provided by (used in) operating activities less cash used for purchases of property and equipment and capitalized internal-use software. Adjusted free cash flow is defined as free cash flow adjusted for litigation settlement costs. We believe that free cash flow and adjusted free cash flow are useful indicators of liquidity as they measure our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. We typically experience higher billings in the fourth quarter compared to other quarters and experience higher collections of accounts receivable in the first half of the year, which results in a decrease in accounts receivable in the first half of the year.
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

A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Non-GAAP gross profit:
GAAP gross profit	$454,465	$344,843	$264,848
Stock-based compensation expense and related charges (1)	3,861	4,355	3,670
Non-GAAP gross profit	$458,326	$349,198	$268,518
Gross margin	74%	70%	68%
Non-GAAP gross margin	74%	71%	69%

Non-GAAP operating (loss) income:
GAAP operating loss	$(51,224)	$(99,470)	$(25,577)
Stock-based compensation expense and related charges (2)	56,704	51,552	45,069
Litigation settlement (3)	—	12,000	—
Amortization of acquired intangible assets	475	412	626
Non-GAAP operating (loss) income	$5,955	$(35,506)	$20,118
Operating margin	(8)%	(20)%	(7)%
Non-GAAP operating margin	1%	(7)%	5%

Non-GAAP net (loss) income and net (loss) income per share:
GAAP net loss:	$(55,742)	$(111,470)	$(38,570)
Stock-based compensation expense and related charges (2)	56,704	51,552	45,069
Litigation settlement (3)	—	12,000	—
Amortization of acquired intangible assets	475	412	626
Non-GAAP net (loss) income	$1,437	$(47,506)	$7,125
Less: amounts allocated to participating securities	—	—	(3,884)
Non-GAAP net (loss) income attributable to Class A and Class B common stockholders	$1,437	$(47,506)	$3,241
Weighted-average shares outstanding used in computing net (loss) income per share attributable to Class A and Class B common stockholders, basic and diluted	259,530	195,020	90,378
Non-GAAP net (loss) income per common share attributable to Class A and Class B common stockholders, basic and diluted	$0.01	$(0.24)	$0.04

Free cash flow:
Net cash (used in) provided by operating activities	$26,660	$(32,922)	$7,311
Purchases of property and equipment	(6,091)	(6,148)	(2,701)
Capitalized internal-use software	(10,358)	(6,258)	(3,783)
Free cash flow	$10,211	$(45,328)	$827
Litigation settlement (3)	12,000	—	—
Adjusted free cash flow	$22,211	$(45,328)	$827
(1) Includes $0.1 million and $0.1 million of employer payroll tax related to stock-based compensation expense for the years ended January 31, 2023 and 2022, respectively.
(2) Includes $1.2 million and $1.4 million of employer payroll tax related to stock-based compensation expense for the years ended January 31, 2023 and 2022, respectively.
(3) On February 25, 2022, we and Opal agreed to settle all outstanding claims with respect to Opal’s complaints alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act, among other claims. The settlement amount was recorded as a one-time operating expense charge in fiscal year 2022, which was paid in fiscal year 2023.

Liquidity and Capital Resources
Overview
As of January 31, 2023, our principal sources of liquidity were $188.4 million of cash and cash equivalents, $390.2 million of highly liquid marketable securities and an available line of credit of $50.0 million under our revolving credit facility. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.
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
SVB Credit Facility
We maintain a credit agreement with Silicon Valley Bank (the “SVB Credit Facility”). Under the most recent amended terms of the SVB Credit Facility, we can borrow up to $50.0 million on our revolving credit loan facility at the higher of prime interest rate or federal funds effective rate plus 0.50%, provided that in no event shall the total interest rate be less than 5.50%. The SVB Credit Facility, which expires on January 31, 2026, requires that we maintain a monthly adjusted quick ratio of no less than 1.25:1.00. As of January 31, 2023, we had a sub-limit of $15.0 million letters of credit available under the SVB Credit Facility, of which $4.6 million was issued.
On March 23, 2023, we provided notice to Silicon Valley Bank of our intent to terminate the SVB Credit Facility. The $4.6 million in letters of credit that were previously issued under the SVB Credit Facility as of January 31, 2023 will remain outstanding if the SVB Credit Facility is terminated.
Material Cash Requirements
Our expected material cash requirements comprise of contractually obligated expenditures. We have agreements in place with data and service providers that require us to make certain minimum guaranteed purchase commitments through fiscal year 2026 which totaled $220.9 million as of January 31, 2023. This amount includes a new purchase commitment entered into in June 2022 with a data and service provider for total minimum guaranteed purchase commitment of $60.0 million over 5 years. As of January 31, 2023, the remaining purchase commitment on this agreement was $52.0 million. We had no other material changes to the purchase commitments during fiscal 2023. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2027.
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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Net cash provided by (used in) operating activities	$26,660	$(32,922)	$7,311
Net cash used in investing activities	$(193,494)	$(15,650)	$(219,457)
Net cash provided by financing activities	$34,971	$303,132	$269,784
Our net loss and cash flows provided by (used in) operating activities are influenced significantly by our investments in headcount to support growth and in costs of revenue to deliver our services. In fiscal year 2023, our net loss improved as a result of our increased subscription revenue and related billings, as well as the amount of non-cash charges that we incur. Non-cash charges primarily include depreciation and amortization, stock-based compensation, and non-cash lease expense. Our largest source of operating cash is cash collections from customers using our Unified-CXM Platform and related services. Our primary uses of cash from operating activities are for employee-related costs, costs to deliver our revenue and marketing expenses.
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
Operating Activities
For the fiscal year 2023, cash provided by operating activities was $26.7 million resulting from net loss of $55.7 million offset by net non-cash expenses of $75.7 million and $6.7 million net cash flows provided as a result of changes in operating assets and liabilities. The $6.7 million of net cash flows provided as a result of changes in operating assets and liabilities reflected a $41.5 million increase in deferred revenue resulting primarily from increased billings for subscriptions, a $29.1 million decrease in prepaid expenses and other current assets driven by larger prepaid contracts in the prior fiscal year and a $14.5 million increase in accounts payable largely due to the timing of payments due. These changes were partially offset by a $44.8 million increase in accounts receivable due to increased billings, a $24.4 million increase in other non-current assets driven by an increase in capitalized commissions and the $12.0 million litigation settlement paid in March 2022.
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
Investing Activities
For the fiscal year 2023, net cash used in investing activities of $193.5 million was related to $816.7 million of purchases of marketable securities, $10.4 million in capitalized internal-use software costs and $6.1 million in capital expenditures. These cash outflows were largely offset by $636.8 million of cash from maturities of marketable securities and $2.8 million of sales of marketable securities.
For the fiscal year 2022, net cash used in investing activities of $15.7 million was related to $267.8 million of purchases of marketable securities, $6.3 million in capitalized internal-use software costs, $6.1 million in capital expenditures, and $3.6 million of cash paid to acquire a privately held company. These cash outflows were largely offset by $211.6 million of cash from maturities of marketable securities and $56.7 million of sales of marketable securities.

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
For the fiscal year 2023, net cash provided by financing activities was primarily due to proceeds from the exercise of stock options of $24.7 million as well as $10.2 million from the purchase of common stock through our ESPP.
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

Critical Accounting Estimates
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
Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition and stock-based compensation expense, including historical common stock valuations and performance-based award valuations. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.
Our significant accounting policies are more fully described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in our consolidated financial statements included elsewhere in this Form 10-K.
Revenue Recognition
At times, revenue recognition requires judgment, especially for our arrangements that include multiple performance obligations, or deliverables, such as arrangements that include promises to transfer multiple subscription services, premium support, professional services and managed services. A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of accounting may require judgment.
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
The determination of standalone selling price (“SSP”) for each distinct performance obligation requires judgement. We rarely sell our enterprise cloud software products and services as readily observable standalone sales, so we are required to estimate the SSP for each performance obligation. In the determination of the SSP, we use information that includes contractually stated prices, size of the arrangement, renewal contracts, list prices and internal discounting tables. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers. As our go-to-market strategies evolve, we may modify our pricing strategies in the future, which could result in changes to SSP.
There were no material changes in the estimates or assumptions used to recognize revenue during the year ended January 31, 2023.

Stock-Based Compensation
We measure and record the expense related to stock-based awards based upon the fair value at the date of grant. We estimate the grant date fair value of each common stock option using the Black-Scholes Merton method, which requires the input of subjective assumptions and management’s best estimates. The assumptions used, including (i) fair value of the underlying common stock, (ii) expected volatility, (iii) expected term, (iv) risk-free interest rate and (v) dividend yield, and how they are estimated is detailed within Note 12, Stock-Based Compensation, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K. There were no options granted during fiscal 2023.
Historical Common Stock Valuations
For all periods prior to the IPO, the fair values of our common stock were determined by our board of directors, with input from management and taking into account our most recent valuations from an independent third-party valuation specialist. Given the absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; our financial condition and operating results, including our levels of available capital resources; equity market conditions affecting comparable public companies; general U.S. market conditions; recent secondary stock sales and a tender offer and the lack of marketability of our common stock. Valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Performance-Based Award Valuations
For awards granted that vest upon the achievement of certain performance conditions and market conditions, we estimated the grant date fair value of these units using a Monte Carlo Simulation. The simulation modeled multiple stock price paths in order to estimate the grant date fair value of those with market conditions while the estimated grant date fair value of those with performance conditions was based on the probability of those conditions being met. Once the performance conditions were deemed probable, stock-based compensation recognition began and was recognized over the derived service period produced by the model, unless otherwise accelerated as noted within Note 12, Stock-Based Compensation, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K. For those awards with market conditions, stock-based compensation will be recognized regardless of if the market targets were achieved. However, if the grantee does not continue their employment through the derived service period, all related stock-based compensation for that individual was reversed in the period of termination. There were no performance-based awards granted during fiscal 2023.
Recent Accounting Pronouncements
Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included elsewhere in this Form 10-K for more information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is generally their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Brazilian Real. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for fiscal 2023, 2022 and 2021.
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of January 31, 2023, we had $188.4 million of cash and cash equivalents, which consisted primarily of bank deposits and money market funds and $390.2 million of highly liquid marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of our interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material effect on operating results for fiscal 2023, 2022 and 2021.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sprinklr, Inc. and subsidiaries (the Company) as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 3, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 1, 2022 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sufficiency of audit evidence over costs to obtain customer contracts
As discussed in Note 3 to the consolidated financial statements, costs to obtain customer contracts, including commissions earned, that are considered incremental and recoverable are capitalized and amortized on a straight-line basis over the anticipated period of benefit. Capitalized costs to obtain customer contracts as of January 31, 2023 were $113.5 million.

We identified the evaluation of the sufficiency of audit evidence over costs to obtain customer contracts as a critical audit matter. Specifically, determining the nature and extent of audit evidence necessary over commissions earned, including those capitalized as costs to obtain customer contracts, required subjective auditor judgement due to the volume of sales commissions plans and inputs used in calculating the commissions earned.
The following are the primary procedures we performed to address this critical audit matter. For a sample of commissions earned during the year, we:
•recalculated the amount earned based on the terms of the relevant underlying commission plan
•compared the amount earned to the actual commission payment
•assessed whether the commissions earned were considered incremental and recoverable costs of obtaining customer contracts and that they were properly recorded
In addition, we evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed, including appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
New York, New York
April 3, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Sprinklr, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Sprinklr, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated April 3, 2023 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective controls over the Company’s process to manage and record commissions has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
New York, New York
April 3, 2023

SPRINKLR, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 31, 2023	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$188,387	$321,426
Marketable securities	390,239	210,983
Accounts receivable, net of allowance for doubtful accounts of $3,156 and $2,727, respectively	205,038	163,681
Prepaid expenses and other current assets	78,865	109,167
Total current assets	862,529	805,257
Property and equipment, net	22,885	14,705
Goodwill and other intangible assets	50,349	50,706
Operating lease right-of-use assets	15,725	—
Other non-current assets	73,503	49,378
Total assets	$1,024,991	$920,046

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$30,101	$15,802
Accrued expenses and other current liabilities	97,524	100,220
Operating lease liabilities, current	7,134	—
Deferred revenue	324,140	279,028
Total current liabilities	458,899	395,050
Deferred revenue, non-current	1,371	5,325
Deferred tax liability, non-current	1,289	1,101
Operating lease liabilities, non-current	9,633	—
Other liabilities, non-current	4,467	2,721
Total liabilities	475,659	404,197
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock, $0.00003 par value, 2,000,000,000 and 2,000,000,000 shares authorized as of January 31, 2023 and 2022, respectively; and 119,477,713 and 105,929,885 shares issued and outstanding as of January 31, 2023 and 2022, respectively	3	3
Class B common stock, $0.00003 par value, 310,000,000 and 310,000,000 shares authorized as of January 31, 2023 and 2022, respectively; 144,263,658 and 150,551,314 shares issued and outstanding as of January 31, 2023 and 2022, respectively.	6	5
Treasury stock, at cost, 14,130,784 shares as of January 31, 2023 and 2022, respectively	(23,831)	(23,831)
Additional paid-in capital	1,074,149	982,122
Accumulated other comprehensive loss	(4,384)	(820)
Accumulated deficit	(496,611)	(441,630)
Total stockholders’ equity	549,332	515,849
Total liabilities and stockholders’ equity	$1,024,991	$920,046
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2023	2022	2021
Revenue:
Subscription	$548,649	$427,713	$339,586
Professional services	69,541	64,681	47,344
Total revenue	618,190	492,394	386,930
Costs of revenue:
Costs of subscription	102,276	89,896	77,033
Costs of professional services	61,449	57,655	45,049
Total costs of revenue	163,725	147,551	122,082
Gross profit	454,465	344,843	264,848
Operating expense:
Research and development	76,658	60,591	40,280
Sales and marketing	336,719	286,963	185,797
General and administrative	92,312	84,759	64,348
Litigation settlement	—	12,000	—
Total operating expense	505,689	444,313	290,425
Operating loss	(51,224)	(99,470)	(25,577)
Other income (expense), net	3,756	(5,084)	(8,616)
Loss before provision for income taxes	(47,468)	(104,554)	(34,193)
Provision for income taxes	8,274	6,916	3,777
Net loss	(55,742)	(111,470)	(37,970)
Deemed dividend in relation to tender offer	—	—	(600)
Net loss attributable to Sprinklr common stockholders	$(55,742)	$(111,470)	$(38,570)

Net loss per share attributable to Sprinklr common stockholders, basic and diluted	$(0.21)	$(0.57)	$(0.42)
Weighted average shares used in computing net loss per share attributable to Sprinklr common stockholders, basic and diluted	259,530	195,020	90,378
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Net loss	$(55,742)	$(111,470)	$(37,970)
Foreign currency translation adjustments	(3,078)	(1,390)	1,757
Unrealized (losses) gains on investments	(486)	(217)	18
Total comprehensive loss	$(59,306)	$(113,077)	$(36,195)
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 31, 2020	102,408	$245,970	—	$—	85,626	$3	$50,117	13,376	$(17,957)	$(988)	$(291,590)	$(14,445)
Stock-based compensation - equity classified awards	—	—	—	—	—	—	44,159	—	—	—	—	44,159
Exercise of stock options and vesting of restricted shares	—	—	—	—	9,572	1	16,332	—	—	—	—	16,333
Tender offer repurchases	(1,407)	(12,730)	—	—	(755)	—	(1,186)	755	(5,874)	—	(600)	(20,390)
Issuance of common stock to a third party	—	—	—	—	1,013	—	5,000	—	—	—	—	5,000
Issuance of common stock warrants	—	—	—	—	—	—	7,639	—	—	—	—	7,639
Issuance of Series G-1 and Series G-2 convertible preferred stock at $9.25 and $11.00 per share, respectively, net of issuance costs	19,902	191,752	—	—	—	—	—	—	—	—	—	191,752
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,775	—	1,775
Net loss	—	—	—	—	—	—	—	—	—	—	(37,970)	(37,970)
Balance at January 31, 2021	120,903	$424,992	—	$—	95,456	$4	$122,061	14,131	$(23,831)	$787	$(330,160)	$193,853
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	18,288	—	—	—	275,973	—	—	—	—	275,973
Conversion of convertible preferred stock to common stock upon initial public offering	(120,903)	(424,992)	120,903	4	—	—	424,988	—	—	—	—	—
Conversion of senior subordinated secured convertible notes	—	—	9,694	—	—	—	82,114	—	—	—	—	82,114
Stock-based compensation - equity classified awards	—	—	—	—	—	—	49,827	—	—	—	—	49,827
Reclassification of common stock to Class B common stock	—	—	103,045	4	(103,045)	(4)	—	—	—	—	—	—
Exercise of stock options and release of vested restricted stock units	—	—	1,999	—	7,589	—	20,054	—	—	—	—	20,054
Net exercise of common stock warrants	—	—	230	—	—	—	—	—	—	—	—	—
Issuance of common stock under deferred stock compensation plan	—	—	1,770	—	—	—	—	—	—	—	—	—
Issuance of common shares upon ESPP purchase	—	—	552	—	—	—	7,105	—	—	—	—	7,105
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,607)	—	(1,607)
Net loss	—	—	—	—	—	—	—	—	—	—	(111,470)	(111,470)
Balance at January 31, 2022	—	$—	256,481	$8	—	$—	$982,122	14,131	$(23,831)	$(820)	$(441,630)	$515,849
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 31, 2022	—	$—	256,481	$8	—	$—	$982,122	14,131	$(23,831)	$(820)	$(441,630)	$515,849
Adjustment to retained earnings for CECL adoption	—	—	—	—	—	—	—	—	—	—	761	761
Stock-based compensation - equity classified awards	—	—	—	—	—	—	57,057	—	—	—	—	57,057
Exercise of stock options and release of vested restricted stock units	—	—	6,014	—	—	—	24,740	—	—	—	—	24,740
Issuance of common shares upon ESPP purchase	—	—	1,259	1	—	—	10,230	—	—	—	—	10,231
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(3,564)	—	(3,564)
Other adjustments	—	—	(13)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(55,742)	(55,742)
Balance at January 31, 2023	—	$—	263,741	$9	—	$—	$1,074,149	14,131	$(23,831)	$(4,384)	$(496,611)	$549,332
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Cash flow from operating activities:
Net loss	$(55,742)	$(111,470)	$(37,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12,051	8,058	5,690
Bad debt expense	4,079	(186)	689
Stock-based compensation, net of amounts capitalized	55,517	50,131	43,883
Litigation settlement	—	12,000	—
Non-cash interest paid in kind and discount amortization	—	3,266	5,523
Non-cash lease expense	6,588	—	—
Deferred income taxes	166	235	110
Other non-cash items, net	(2,697)	(1,272)	(712)
Changes in operating assets and liabilities:
Accounts receivable	(44,751)	(47,094)	(9,781)
Prepaid expenses and other current assets	29,092	(8,220)	(28,709)
Other non-current assets	(24,376)	(6,764)	(7,082)
Accounts payable	14,463	(1,095)	6,077
Operating lease liabilities	(6,342)	—	—
Accrued expenses and other current liabilities	6,688	25,510	12,286
Litigation settlement	(12,000)	—	—
Deferred revenue	41,465	43,404	17,511
Other liabilities	2,459	575	(204)
Net cash provided by (used in) operating activities	26,660	(32,922)	7,311
Cash flow from investing activities:
Purchases of marketable securities	(816,708)	(267,826)	(212,973)
Sales of marketable securities	2,838	56,652	—
Maturities of marketable securities	636,825	211,555	—
Purchases of property and equipment	(6,091)	(6,148)	(2,701)
Capitalized internal-use software	(10,358)	(6,258)	(3,783)
Acquisitions, net of cash acquired	—	(3,625)	—
Net cash used in investing activities	(193,494)	(15,650)	(219,457)
Cash flow from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts, commissions and other offering costs	—	275,973	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	191,752
Proceeds from Senior subordinated secured convertible notes	—	—	73,425
Proceeds from issuance of stock warrants	—	—	7,639
Repurchase of preferred stock	—	—	(12,416)
Deemed dividend on preferred stock	—	—	(600)
Proceeds from short-term borrowings	—	—	49,973
Repayments of short-term borrowings	—	—	(49,973)
Payments of debt and equity issuance costs	—	—	(475)
Repurchase of common stock	—	—	(5,874)
Proceeds from issuance of common stock upon exercise of stock options	24,740	20,054	16,333
Proceeds from issuance of common stock upon ESPP purchase	10,231	7,105	—
Net cash provided by financing activities	34,971	303,132	269,784
Effect of exchange rate fluctuations on cash and cash equivalents	(1,176)	(1,171)	(71)
Net change in cash and cash equivalents	(133,039)	253,389	57,567
Cash and cash equivalents at beginning of period	321,426	68,037	10,470
Cash and cash equivalents at end of period	$188,387	$321,426	$68,037

SPRINKLR, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$6,644	$3,458	$3,187
Cash paid for interest	$—	$—	$224

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$8,948	$—	$—
Accrued purchases of property and equipment	$1,445	$216	$382
Stock-based compensation expense capitalized in internal-use software	$2,540	$696	$—
Net exercise of common stock warrants	$—	$18	$—
Accrued for asset retirement obligations	$—	$—	$476
Common stock issued in exchange for other non-cash assets	$—	$—	$5,000
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
The Company was incorporated in Delaware in 2011 and is headquartered in New York, USA with 18 operating subsidiaries globally.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, revenue recognition and stock-based compensation, including historical common stock valuations. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and on assumptions that it believes are reasonable and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.
Segments
The Company operates in one operating segment because the Company’s offerings operate on its single Customer Experience Management Platform, and its products are deployed in a similar way. The Company’s chief operating decision maker evaluates the Company’s financial information and assesses the performance of the Company on a consolidated basis. Because the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Foreign currency remeasurement and transaction gains and losses are recorded in other income (expense), net, in the consolidated statements of operations. The Company recognized net foreign currency transaction losses of $4.7 million, $1.4 million and $2.2 million in the fiscal years ended January 31, 2023, 2022 and 2021, respectively. As of January 31, 2023, the cumulative translation adjustment within accumulated other comprehensive loss was $3.7 million.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Cash Equivalents
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.
Marketable Securities
The Company's marketable securities consist of U.S. Treasury securities, corporate and municipal bonds, money market funds, agency securities, commercial paper, certificates of deposit, and time deposits with maturity dates of more than three months from the date of purchase. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company classifies and accounts for its marketable securities as available-for-sale securities as the Company may sell these securities at any time for use in the current operation or for other purposes, even prior to maturity. As a result, the Company classifies marketable securities as current assets in the consolidated balance sheets.
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
Available-for-sale debt securities are considered impaired if the fair value of the investment is less than amortized cost. If it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the security is written down to its fair value and the difference is recognized in operating loss. If the Company deems it is not likely to sell such security before recovery of its amortized cost basis, the Company bifurcates the impairment into credit-related and non-credit-related components. In evaluating whether a credit-related loss exists, the Company considers a variety of factors including: (i) the extent to which the fair value is less than the amortized cost basis, (ii) adverse conditions specifically related to the issuer of a security, an industry or geographic area, (iii) the failure of the issuer of the security to make scheduled interest or principal payments and (iv) any changes to the rating of the security by a rating agency. Any portion of the loss attributable to credit-related components is recorded within the provision for credit losses in the Company’s consolidated statement of operations while any non-credit related components are reflected within accumulated other comprehensive loss on the consolidated balance sheets, net of applicable taxes. As of January 31, 2023 and 2022, there have been no securities with an unrealized loss position that the Company would have to sell before recovery of its amortized cost basis, and therefore the Company has not bifurcated the impairment.
Fair Values Measurement
The Company considers the carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses to approximate their fair values because of their relatively short maturities.
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at invoiced amounts, net of allowance for doubtful accounts, if applicable, and are unsecured and do not bear interest.
The allowance for doubtful accounts is based on the probability of future collection under the current expect credited loss (“CECL”) impairment model under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Assets, which was adopted by the Company on January 31, 2023, with an effective date of February 1, 2022, as discussed below within Recently Adopted Accounting Pronouncements. Under the CECL impairment model, the Company determines its allowance by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends or other factors including customers’ credit risk and historical loss experience. The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded in sales and marketing expense in the period incurred.
Prior to February 1, 2022, accounts receivable was presented net of allowance for doubtful accounts based on the credit risk of specific clients, past collection history and management’s evaluation of accounts receivable.
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
The Company capitalizes qualifying internally-developed software costs incurred in connection with the Company’s internal-use software platform. These capitalized costs are related to the cloud-based software platform that the Company hosts, which is accessed by its clients on a subscription basis. Costs are capitalized during the application development stage, provided that management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, the software will be used to perform the functions intended and certain functional and quality standards have been met. Capitalized internal-use software costs are amortized on a straight-line basis over their estimated useful life, which is generally three years. Costs incurred for specific upgrades and enhancements when it is probable the expenditures will result in additional functionality are capitalized and amortized over the estimated useful life of the enhancements. Costs related to preliminary project activities and post-implementation operations activities, including training and maintenance, are expensed as incurred.
Business Combinations
When the Company acquires businesses, it allocates the purchase price to tangible assets, liabilities and identifiable intangible assets acquired with any residual purchase price recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, particularly with respect to intangible assets at the acquisition date, deferred revenue and contingent consideration, where applicable. These estimates can include, but are not limited to, historical experience and information obtained from the management of the acquired companies, the cash flows that an asset is expected to generate in the future, the weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable and unanticipated events and circumstances may occur which could affect the accuracy or validity of such estimates.
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

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
The Company did not record any goodwill impairment charges in the years ended January 31, 2023, 2022 or 2021.
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
Leases
On February 1, 2022, the Company adopted the lease accounting requirements of Accounting Standard Update (“ASU”) 2016-02, Leases (“Topic 842”). Under Topic 842, the Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases. As of adoption and January 31, 2023, the Company did not have any finance leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the minimum lease payments over the lease term. The Company utilizes certain practical expedients and policy elections available under Topic 842, including (i) leases with an initial term of 12 months or less are not recognized on the balance sheet (ii) lease components are not separated from non-lease components for all asset classes and (iii) non-lease components that are not fixed are expensed as incurred as variable lease costs. The Company uses the incremental borrowing rate based on information available at the commencement date in determining the present value of future lease payments. The rate is an estimate of the collateralized borrowing rate the Company would incur on future lease payments over a similar term.
The Company leases facilities under non-cancelable operating lease agreements. Certain of the operating lease agreements contain rent concessions and rent escalations that are included in the present value calculation of minimum lease payments. The lease term begins on the date the Company has the right to use the leased property. Lease terms may include options to extend or terminate the lease and these options are included in the ROU asset and lease liability when it is reasonably certain that the option will be exercised. The Company's lease agreements do not contain residual value guarantees or covenants.
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
To manage credit risk related to accounts receivable, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors including customers’ credit risk and historical loss experience. The Company’s accounts receivable are derived from invoiced customers located primarily in North America and Europe.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

No single customer accounted for more than 10% of total revenue in the years ended January 31, 2023, 2022 or 2021. In addition, no single customer accounted for more than 10% of total accounts receivable as of January 31, 2023 or 2022.
In addition, the Company relies upon third-party hosted infrastructure partners globally, including Amazon Web Services, to serve customers and operate certain aspects of our services, such as environments for development testing, training, sales demonstrations, and production usage. Given this, any disruption of or interference at the Company’s hosted infrastructure partners would impact the Company’s operations and its business could be adversely impacted.
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
Research and Development
Research and development expenses consist primarily of costs relating to the maintenance, continued development and enhancement of the Company’s cloud-based software platform and include personnel-related expenses and stock-based compensation for our research and development organization, professional fees, travel expenses and allocated overhead expenses, including facilities costs. Research and development expenses are expensed as incurred, except for internal-use software development costs that qualify for capitalization.
Advertising costs
Advertising costs include costs incurred to promote the Company’s subscription and professional services. These costs are expensed as incurred and were $2.9 million, $6.8 million and $0.2 million in the years ended January 31, 2023, 2022 and 2021, respectively.
Warranties
The Company’s cloud-based software platform is generally warranted to perform materially in accordance with the Company’s online documentation and the terms of the agreement with a customer, under normal use and circumstances. Additionally, our contracts generally include provisions for indemnifying customers against liabilities if use of our software platform infringe a third party’s intellectual property rights, and we may also incur liabilities if we breach the security, privacy and/or confidentiality obligations in our contracts. To date, we have not incurred any material costs, and we have not accrued any liabilities in the accompanying consolidated financial statements as of January 31, 2023 or 2022 as a result of these obligations.
Certain of the Company’s arrangements may include certain service level agreements with its customers committing to certain levels of platform uptime and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred or experienced any significant failures to meet defined levels of availability and performance of those agreements and, as a result, the Company has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements as of January 31, 2023 or 2022.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Stock-Based Compensation
The Company accounts for stock-based compensation as an expense in the statements of operations based on the awards’ grant date fair values.
Options
The Company estimates the fair value of service-based options granted using the Black-Scholes option pricing model. Stock options that included performance and market conditions are valued using the Monte-Carlo simulation model. The Black-Scholes option pricing model requires inputs based on certain assumptions, including (i) the fair value per share of the Company’s common stock (ii) the expected stock price volatility, (iii) the calculation of expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. A Monte-Carlo simulation is an analytical method used to estimate value by performing a large number of simulations or trial runs and determining a value based on the possible outcomes from these trial runs.
Prior to becoming a public company, the Company’s board of directors determined the fair value of its common stock using a number of objective and subjective factors, as discussed in Note 12, Stock-based Compensation, with input from management and valuations performed by an independent third-party valuation specialist. Subsequent to the IPO, the Company determines the fair value using the closing price, on the date of grant, of its Class A common stock, which is publicly traded on the New York Stock Exchange (“NYSE”).
The fair value of stock-based payments is recognized as compensation expense, net of expected forfeitures, over the requisite service period, which is generally the vesting period. The fair value of stock-based payments for options that include performance and market conditions is recognized as compensation expense over the requisite service period as achievement of the performance objective becomes probable.
Restricted Stock Units
Prior to the IPO, the Company estimated fair value of its restricted stock units (“RSUs”) based on the fair value of the underlying common stock, which was estimated similarly to its options as discussed above. Subsequent to the IPO, the Company determines the fair value using the closing price, on the date of grant, of its Class A common stock, which is publicly traded on the NYSE. Stock-based compensation for RSUs is recognized over the requisite service period, which is generally the vesting period, net of expected forfeitures.
Performance-Based Stock Units
The Company issued certain performance-based stock units (“PSUs”) that vest upon the satisfaction of time-based service, performance-based and market conditions. For the units that vest upon the achievement of certain performance and market conditions, the Company estimated the grant date fair value using a Monte Carlo simulation. The simulation modeled multiple stock price paths in order to estimate the grant date fair value of those with market conditions while the estimated grant date fair value of those with performance conditions was based on the probability of those conditions being met. The performance-based vesting condition was satisfied on June 22, 2021, upon the effectiveness of the Company’s registration statement filed under the Securities Act for the sale of the Company’s common stock in relation to its IPO. Refer to Note 12, Stock-Based Compensation, for further detail on stock-based compensation recognition for the PSUs.
Employee Stock Purchase Plan
The fair value of the share purchase rights under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) is measured based on the grant date fair value using the Black-Scholes option pricing model. Refer to Note 12, Stock-Based Compensation, for further detail on assumptions used in determining the grant date fair value and stock-based compensation recognition for the Company’s ESPP grants.
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), and additional changes, modifications, clarifications or interpretations related to this guidance thereafter (“ASU 2016-02”). ASU 2016-02 requires a reporting entity to recognize ROU assets and lease liabilities on the balance sheet for operating leases to increase transparency and comparability. The Company adopted this standard on February 1, 2022 and elected the package of transition practical expedients which allowed the Company to carry forward prior conclusions related to: (i) whether any expired or existing contracts are or contain leases, (ii) the classification for any expired or existing leases and (iii) initial direct costs for existing leases. Additionally, the Company elected the practical expedient of not separating lease components from non-lease components for all asset classes. The Company also made an accounting policy election to not record ROU assets or lease liabilities for leases with an initial term of 12 months or less and will recognize payments for such leases in the Company’s consolidated statements of operations on a straight-line basis over the lease term. The Company recorded lease liabilities and corresponding ROU assets of approximately $14.0 million upon adoption of this standard.
In June 2016, the FASB issued ASU 2016-13, with subsequent amendments, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). The Company adopted Topic 326 on January 31, 2023, with an effective date of February 1, 2022, which amended the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company utilized the modified-retrospective approach at adoption, under which prior period comparable financial information was not adjusted. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Amounts that have been invoiced because they have the unconditional right to consideration are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met, with the majority being invoiced annually in advance of performance obligations. When determining the transaction price of a contract, an adjustment is made if payment from the customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in the FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. One of the Company’s contracts contained a significant financing component as of January 31, 2023 as a result of an advance payment from a large customer for a multi-year contract in the prior fiscal year. None of the Company’s other contracts contained a significant financing component at January 31, 2023.
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
Contracts with Multiple Performance Obligations
The Company executes arrangements that include multiple performance obligations (consisting of subscription and professional services). Additionally, the Company is often party to multiple concurrent contracts or contracts pursuant to which a client may purchase a combination of services. These situations require judgment to determine whether the multiple promises are separate performance obligations. Once the Company has determined the performance obligations, the Company determines the transaction price. The Company allocates the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. The SSP is the price at which the Company would sell promised subscription or professional services separately to a customer. The determination of SSP for each distinct performance obligation requires judgement. The Company determines SSP based on its overall pricing objective, taking into consideration contractually stated prices, size of the arrangement renewal contracts, list prices and internal discounting tables.
Costs to Obtain Customer Contracts
Costs to obtain customer contracts, including commissions earned, that are considered incremental and recoverable are capitalized and amortized on a straight-line basis over the anticipated period of benefit. The Company determined the period of benefit by taking into consideration the length of its customer contracts, customer relationship period, technology lifecycle, and other factors. The Company has historically estimated such period of benefit to be three years. During the first quarter of fiscal 2023, the Company updated the period of benefit, noting that recent customer relationship periods extended to an average period of five years. Accordingly, the Company noted a change in the estimate of the amortization period of these costs and will prospectively amortize over a period of benefit of five years. The change in amortization period resulted in an immaterial impact to sales and marketing expense for the year ended January 31, 2023. Sales commissions paid for renewals are not commensurate with commissions paid on the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Amortization expense is recorded in sales and marketing expense within the Company’s consolidated statement of operations.
Capitalized costs to obtain customer contracts as of January 31, 2023 were $113.5 million, of which $44.1 million is included in prepaid expenses and other current assets and $69.4 million within other non-current assets.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Capitalized costs to obtain customer contracts as of January 31, 2022 were $83.0 million, of which $40.7 million is included in prepaid expenses and other current assets and $42.3 million within other non-current assets.
During the years ended January 31, 2023, 2022 and 2021, the Company amortized $44.7 million, $35.5 million and $26.6 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
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
The term between invoicing and when payment is due is not significant and the Company generally does not provide financing arrangements to customers. Deferred revenue associated with performance obligations that are anticipated to be satisfied, and thus to be revenue recognized, during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as deferred revenue, non-current.
The Company recognized revenue of $276.4 million, $216.4 million and $180.0 million during the years ended January 31, 2023, 2022 and 2021, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. As of January 31, 2023 and 2022, contract assets were $4.8 million and $3.2 million, respectively, and were included in prepaid expenses and other current assets.
Remaining performance obligations represent contracted revenues that had not yet been recognized and include deferred revenues and amounts that will be invoiced and recognized in future periods. As of January 31, 2023, the Company’s remaining performance obligations were $719.5 million, approximately $485.2 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter. As of January 31, 2022, the Company’s remaining performance obligations were previously disclosed as $586.4 million but should have been $569.5 million, approximately $395.0 million (previously disclosed as $409.2 million) of which the Company expected to recognize as revenue over the next 12 months. The Company believes that the impact was immaterial to the prior year consolidated financial statements.
Disaggregation of Revenues
The Company disaggregates its revenue from contracts with customers by geographic region, as it believes that it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors. Refer to Note 15, Geographic Information, for revenue by geographic location.

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets:

	January 31, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate bonds	$39,922	$8	$(68)	$39,862
Municipal bonds	12,429	22	—	12,451
U.S. government and agency securities	128,898	6	(367)	$128,537
Certificates of deposit	59,545	28	(155)	$59,419
Commercial paper	150,131	41	(202)	149,970
Marketable securities	$390,925	$105	$(791)	$390,239

SPRINKLR, INC.
Notes to Consolidated Financial Statements

	January 31, 2022
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate bonds	$124,639	$1	$(163)	$124,477
U.S. government and agency securities	37,725	—	(35)	37,690
Commercial paper	48,818	—	(2)	48,816
Marketable securities	$211,182	$1	$(200)	$210,983
As of January 31, 2023 and 2022, the maturities of available-for-sale marketable securities did not exceed 12 months.
The following table presents estimated fair value and gross unrealized losses of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category and length of time such securities have been in a continuous unrealized loss position as of January 31, 2023. There are no securities that have been in an unrealized loss position for greater than 12 months. There are no expected credit losses that have been recorded against the Company’s investment securities as of January 31, 2023.

	Less Than One Year
	Fair Value	Gross Unrealized Losses
Corporate bonds	$39,862	$(68)
U.S. government and agency securities	$128,537	$(367)
Certificate of deposits	$59,419	$(155)
Commercial paper	$149,970	$(202)
The above table includes 180 securities as of January 31, 2023, where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s debt securities included in the above table are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any.

5. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of January 31, 2023 and 2022, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	January 31, 2023				January 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents:
Money market funds	$73,851	$—	$—	$73,851	$281,091	$—	$—	$281,091
Marketable Securities:
Corporate bonds	—	39,862	—	39,862	—	124,477	—	124,477
Municipal bonds	—	12,451	—	12,451	—	—	—	—
U.S. government and agency securities	—	128,537	—	128,537	—	37,690	—	37,690
Certificates of deposit	—	59,419	—	59,419	—	—	—	—
Commercial paper	—	149,970	—	149,970	—	48,816	—	48,816
Total financial assets	$73,851	$390,239	$—	$464,090	$281,091	$210,983	$—	$492,074

SPRINKLR, INC.
Notes to Consolidated Financial Statements

The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate and municipal debt securities, U.S. government and agency securities and certificates of deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. government and agency securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of January 31, 2023 and 2022, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 31, 2023 and 2022, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of January 31, 2023 and 2022, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.

6.Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	January 31,
(in thousands)	2023	2022
Prepaid hosting and data costs	$12,168	$46,513
Prepaid software costs	6,079	5,765
Capitalized commissions costs, current portion	44,051	40,695
Prepaid insurance	1,734	2,118
Contract assets	4,785	3,161
Other	10,048	10,915
Prepaid expenses and other current assets	$78,865	$109,167
Property and Equipment, Net
Property and equipment, net consisted of the following:

	January 31,
(in thousands)	2023	2022
Computer equipment	$16,283	$13,544
Office furniture and other	2,540	1,256
Leasehold improvements	5,535	3,930
Less accumulated depreciation and amortization	(16,875)	(12,433)
Total fixed assets, net	7,483	6,297
Capitalized internal-use software	35,962	23,065
Less accumulated amortization	(20,560)	(14,657)
Total capitalized internal-use software	$15,402	$8,408
Property and equipment, net	$22,885	$14,705

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Depreciation and amortization expense consisted of the following:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Depreciation and amortization expense	$6,148	$4,218	$2,538
Amortization expense for capitalized internal-use software	$5,903	$3,428	$2,526
The Company capitalized internal-use software, including stock-based compensation of $12.9 million, $7.0 million and $3.8 million, for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	January 31,
(in thousands)	2023	2022
Bonuses	$25,057	$22,622
Employee liabilities (1)	16,374	21,668
Commissions	27,866	16,496
Accrued litigation settlement(2)	—	12,000
Accrued sales and use tax liability	7,336	6,935
Accrued income taxes	3,139	2,559
Purchased media costs (3)	2,965	3,227
Professional services	784	1,062
Other	14,003	13,651
	$97,524	$100,220
(1) Includes $1.4 million and $2.3 million of accrued ESPP employee contributions at January 31, 2023 and 2022. Refer to Note 12, Stock-Based Compensation, for further discussion of the Company's ESPP.
(2) In February 2022, the Company and Opal Labs Inc. (“Opal”) agreed to settle all outstanding claims with respect to Opal's complaints alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act, among other claims. The payment was made in March 2022.
(3) Purchased media costs consist of amounts owed to the Company’s vendors for the purchase of advertising space on behalf of its customers.

7. Goodwill
The changes in the carrying amount of goodwill for the periods presented were as follows:

	January 31,
(in thousands)	2023	2022
Balance at beginning of period	$49,911	$46,823
Business combination	—	3,023
Effect of exchange rates	119	65
Balance at end of period	$50,030	$49,911
In 2021, the Company acquired certain assets from a privately held company in a transaction that qualified as a business combination. Goodwill consists primarily of expected synergies of the acquired workforce and growth opportunities, none of which qualify as separately identifiable intangible assets. This business combination was not material to the consolidated financial statements.
On an annual basis, the Company performs a goodwill impairment analysis. As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, there was no impairment in the periods presented.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

8. Debt
Senior Subordinated Secured Convertible Notes
In May 2020, the Company issued senior subordinated convertible notes for an aggregate principal amount of $75.0 million. Upon completion of the IPO in June 2021, the convertible notes were automatically converted (pursuant to their terms) into 9,694,004 shares of Class B common stock. The Company recognized interest expense of $3.2 million and $5.5 million for the years ended January 31, 2022 and 2021, respectively, related to the notes.
Credit Agreement
The Company maintains a credit agreement with Silicon Valley Bank (the “SVB Credit Facility”). Under the most recent amended terms of the SVB Credit Facility, the Company can borrow up to $50.0 million on its revolving credit loan facility at the higher of prime interest rate or federal funds effective rate plus 0.50%, provided that in no event shall the total interest rate be less than 5.50%. The SVB Credit Facility, which expires on January 31, 2026, requires the Company to maintain a monthly adjusted quick ratio of no less than 1.25:1.00.
In addition, the SVB Credit Facility also provides for issuance of letters of credit that reduce the available borrowing capacity. As of January 31, 2023, the Company had a sub-limit of $15.0 million letters of credit available, of which $4.6 million was issued. As of January 31, 2022, the Company had a sub-limit of $5.0 million letters of credit of available, of which $0.7 million was issued.
On March 23, 2023, the Company provided notice to Silicon Valley Bank of our intent to terminate the SVB Credit Facility.

9. Leases
The Company adopted ASC 842 as of February 1, 2022. The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. The Company does not have finance leases.
The components of lease expense were as follows:

(in thousands)	Year Ended January 31, 2023
Operating lease cost	$8,145
Variable lease cost	1,147
Short-term lease cost	763
Total lease cost	$10,056
The weighted-average remaining lease term and discount rate were as follows:

January 31, 2023
Weighted-average remaining lease term (in years)	2.96
Weighted-average discount rate	11.01%

SPRINKLR, INC.
Notes to Consolidated Financial Statements

The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives were as follows as of January 31, 2023:

(in thousands)
Fiscal year ended January 31,
2024	$8,553
2025	4,604
2026	3,447
2027	2,239
2028	774
Thereafter	—
Total minimum lease payments	$19,617
Less: imputed interest	(2,850)
Total	$16,767
Future minimum lease payments under non-cancelable operating leases as of January 31, 2022 under ASC 840 were as follows:

(in thousands)
Fiscal year ended January 31,
2023	$9,676
2024	8,036
2025	3,165
2026	2,034
2027 and thereafter	1,726
Total	$24,637
Rent expense for operating leases for the year ended January 31, 2022 and 2021, which was accounted for under ASC 840, Leases, was $7.4 million and $7.2 million, respectively.

10. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has non-cancelable minimum guaranteed purchase commitments for data and hosting services as of January 31, 2023 as follows:

(in thousands)
Fiscal year ended January 31,
2024	$86,882
2025	76,431
2026	19,817
2027	23,097
2028 and thereafter	14,706
Total	$220,933

SPRINKLR, INC.
Notes to Consolidated Financial Statements

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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. At January 31, 2023, the Company had no provision for liability under existing litigation.
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

11. Stockholders’ Equity
Common Stock and Undesignated Preferred Stock
In connection with the completion of the Company’s IPO on June 25, 2021, (i) all then outstanding common stock was reclassified to an equal number of shares of the Company's Class B common stock and (ii) all then outstanding preferred stock was converted into an equal number of shares of the Company's Class B common stock, as discussed below.
Further, in connection with the IPO, Company filed a new Amended and Restated Certificate of Incorporation that authorizes the issuance of 2,000,000,000 shares of Class A common stock with a par value of $0.00003 per share, 310,000,000 shares of Class B common stock with a par value of $0.00003 per share, and 20,000,000 shares of undesignated preferred stock with a par value of $0.00003 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of Class A common stock and Class B common stock will be entitled to share equally, identically and ratably, on a per share basis, with respect to any dividend or distribution of cash or property paid or distributed by the company, unless different treatment of the shares of the affected class is approved by the affirmative vote of the holders of a majority of the outstanding shares of such affected class, voting separately as a class.
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Common Stock Warrants
In fiscal year 2022, the Company issued warrants allowing the holders of both the Series G-1 and Series G-2 preferred stock to purchase up to 2.5 million shares of common stock for $10.00 per share. The warrants expire on October 7, 2025. The Company recognized the fair value of the warrants of $7.6 million as additional-paid-in capital using the Black-Scholes option pricing model and an equivalent discount that reduced the carrying value of the Series G-1 and Series G-2 preferred stock to $95.9 million and $95.9 million, respectively.
During 2012, the Company issued fully vested warrants to purchase 231,000 shares of common stock at an exercise price of $0.08 to SVB as part of a loan agreement. In June 2021, 230,259 shares of Class B common stock were issued upon the cashless exercise of these common stock warrants.
As of January 31, 2023 and 2022, there was 2.5 million of common stock warrants outstanding, respectively.

12. Stock-Based Compensation
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
The Company’s board of directors adopted the 2021 Plan in May 2021, which was subsequently approved by its stockholders and became effective on June 22, 2021. Initially, the maximum number of shares of the Company’s Class A common stock that may be issued under the 2021 Plan was 80,401,680 shares, which includes (i) 25,480,000 new shares of Class A common stock and (ii) shares subject to outstanding awards granted under the 2011 Plan that expire or otherwise terminate or that are not issued or are otherwise reacquired by the Company under certain circumstances. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031, by an amount equal to 5% of the number of our Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of January 31, 2023, there were 51,298,472 shares available for grant under the 2021 Plan.
The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, PSUs, and other forms of awards to employees, directors and consultants, including employees and consultants of the Company's affiliates, as permitted by law.
Performance-Based Stock Units
In January 2021, the Company granted 3,100,000 PSUs to certain executives that vest over a five-year period if certain performance and market conditions are met. The performance condition was met on June 22, 2021, the effective date of the Company’s registration statement, filed in connection with its IPO. The market conditions of the PSUs will be achieved on the date, following the IPO, on which the volume weighted-average trading price of the Company's Class A common stock has, for 45 consecutive trading days, equaled or exceeded pre-determined threshold prices ranging between $30 and $100. If the first threshold of $30 is not met, then no shares will vest. Each PSU is equal to and paid in one share of Class B common stock. The number of shares actually issued will range from zero to 3,100,000 shares in the aggregate. If the market conditions are not met on or prior to the five year anniversary of the grant date, the associated awards will not vest and be subsequently cancelled.
To determine the fair value of the PSUs, the Company utilized a Monte Carlo simulation, a computational algorithm which allowed the Company to model the impact of one or more, often uncertain, variables on the value of complex securities and evaluate many possible outcomes to forecast the stock price of the Company. As part of the valuation, the Company considered various scenarios related to the pricing, timing and probability of an IPO. The Company applied an annual equity volatility of 40.0%, a risk-free rate of 0.42%, fair value of common stock of $9.07 per share and an expected term of five years to arrive at a valuation of $3.5 million on the grant date.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

The achievement of the performance condition was not deemed probable until the effective date of the Company’s registration statement, and therefore, stock-based compensation related to these PSUs remained unrecognized prior to that date. Upon effectiveness of the Company’s registration statement on June 22, 2021, the Company recognized cumulative stock-based compensation based on the proportion of the requisite service period already completed since the date of grant, which amounted to $0.4 million using the accelerated attribution method. The remaining stock-based compensation is recognized over the subsequent remaining requisite service period.
As of January 31, 2023, 1,450,000 of the PSUs remain outstanding as certain awards were cancelled due to grantee departures.
Chief Executive Officer Stock Option Agreement
In March 2019, the Company granted options to purchase 9,274,528 shares of common stock to its Chief Executive Officer. The grant was split into four tranches, each covering 2,318,632 shares of common stock. Tranche 1 was service-based and vested over three years, with the full amount of the related stock-based compensation recognized by March 2022. Tranches 2, 3 and 4 are performance-based, with tranche 2 vesting upon the date of effectiveness of the Company’s registration statement and tranches 3 and 4 vesting if the Company’s share price equals or exceeds certain values at or after the date of the effectiveness the Company’s registration statement.
For the 6,955,896 options that were subject to the performance condition satisfied upon the effectiveness of the Company’s registration statement, stock-based compensation expense remained unrecognized until the effective date of June 22, 2021. On this date, the 2,318,632 options under tranche 2 vested and the Company recognized cumulative stock-based compensation expense of $5.8 million using the accelerated attribution method for the portion of the options for which the service-based vesting condition was fully or partially satisfied. The remaining stock-based compensation expense associated with tranches 3 and 4 was recognized through the subsequent remaining requisite service period, or March 2022. If the market conditions associated with tranches 3 and 4 are not met by May 1, 2023, the associated options will not vest and be subsequently cancelled.
To determine the fair value of stock options that include market and performance conditions (tranches 2, 3 and 4), the Company utilized a Monte Carlo simulation, which allowed for the modeling of complex securities and evaluate many possible outcomes to forecast the stock price of the Company post-IPO. As part of the valuation, the Company considered various scenarios related to the pricing, timing and probability of an IPO. The Company applied an annual equity volatility of 44.0%, a risk-free rate of 2.6%, fair value of the common stock of $4.14 and an expected term of ten years to arrive at a valuation of $6.1 million on the grant date.
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the Plan for year ended January 31, 2023 is as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance as of January 31, 2022	44,355	$6.23	7.8	$226,504
Exercised	(5,392)	4.60
Cancelled/forfeited	(5,902)	8.40
Expired	(12)	4.24
Balance as of January 31, 2023	33,049	$6.11	6.6	$135,831

Exercisable as of January 31, 2023	23,808	$5.49	6.3	$110,167
Vested and expected to vest as of January 31, 2023	31,218	$5.91	6.5	$133,364

SPRINKLR, INC.
Notes to Consolidated Financial Statements

	Year Ended January 31,
	2023	2022	2021
Intrinsic value of options exercised	$32,391	$83,387	$51,952
Estimated grant date fair value of options vested in the period	$32,085	$29,256	$14,900
The weighted-average grant date fair value of options granted in the years ended January 31, 2022 and 2021 were $5.58 and $2.96, respectively. There were no options granted during fiscal 2023.
Determining Fair Value of Stock Options
The fair value of each option grant with service and performance conditions is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees for the years ended January 31, 2022 and 2021:

	Year Ended January 31,
	2022	2021
Expected term (in years)	6.0	6.1
Risk-free interest rate	0.9% - 1.4%	0.3% - 0.8%
Expected volatility	50.9% - 52.1%	42.3% - 45.5%
Expected dividend rate	0%	0%
Fair value of common stock	$10.96 - $14.02	$4.93 - $9.07
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
Expected volatility—Because the Company had limited trading history by which to determine the volatility of its own common stock price, the expected volatility being used is derived from the historical stock volatilities of a representative industry peer group of comparable publicly listed companies over a period approximately equal to the expected term of the options.
Expected dividend rate—The Company has never declared or paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
Fair value of common stock – Prior to the IPO, the fair value of common stock underlying the stock options had historically been determined by the Company's board of directors, with input from the Company’s management and its valuations from an independent-third party valuation specialist. The Company’s board of directors previously determined the fair value of the common stock at the time of grant of the options by also considering a number of objective and subjective factors, including valuations of comparable companies, sales of common stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. Subsequent to the IPO, the Company determines the fair value using the closing price, on the date of grant, of the Company’s Class A common stock, which is publicly traded on the NYSE.
Forfeiture rate—The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. For non-executive employees, the estimated forfeiture rate assumes that the likelihood that an award will be forfeited decreases through the passage of time.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Restricted Stock Units
A summary of the Company’s RSU activity was as follows:

(in thousands except per share data)	Number of Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance as of January 31, 2022	1,730	$14.67
Granted	9,690	12.12
Released	(622)	14.17
Cancelled/forfeited	(1,398)	13.74
Balance as of January 31, 2023	9,400	$12.23
In January 2021, the Company granted 300,000 RSUs with a performance condition. These RSUs vest over a five-year period, with 20% met after one year and then equal quarterly installments over the succeeding four years if a certain performance condition is met. The performance condition was met upon the effective date of the Company’s registration statement, filed in connection with its IPO, June 22, 2021. Stock-based compensation related to these RSUs remained unrecognized prior to effectiveness of the Company’s registration statement as the performance condition was not yet deemed probable. On June 22, 2021, the Company recognized cumulative stock-based compensation based on the proportion of the requisite service period already completed since the date of grant, which amounted to $0.6 million using the accelerated attribution method. The remaining stock-based compensation is recognized over the subsequent remaining requisite service period.
Prior to the IPO, the Company estimated the fair value of its service-based RSUs based on the fair value of the underlying common stock, which it estimated in a similar manner to its pre-IPO options, as discussed above. Subsequent to the IPO, the Company determines the fair value of its service-based RSUs using the closing price, on the date of grant, of its Class A common stock, which is publicly traded on the NYSE.
Employee Stock Purchase Plan (“ESPP”)
In June 2021, the Company’s ESPP became effective. The ESPP initially reserved up to 5,100,000 shares of the Company’s Class A common stock to certain eligible employees or, as designated by the board of directors. The number of shares reserved for issuance under the ESPP automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of Class A and Class B common stock on the immediately preceding December 31 and (ii) 15,300,000, or such lesser number of shares as determined by the Company’s board of directors. The ESPP is intended to qualify as an ‘employee stock purchase plan’ under Section 423 of the Internal Revenue Code and also contains the necessary rights to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws. The Company has 8,479,135 shares reserved for future issuance as of January 31, 2023.
Under the ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of each offering period and (ii) the last trading day of each related offering period. The ESPP provides for consecutive offering periods that will typically have a duration of approximately 12 months in length and is comprised of two purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 15 and December 15 of each year, subject to a reset provision. The first offering period commenced on June 23, 2021.
If the fair market value of the Company’s stock on the offering date is higher than the fair market value of the Company’s stock on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period and automatically be enrolled in the subsequent offering period, resulting in modification accounting. This reset provision resulted in incremental charges totaling $2.4 million and $3.4 million for the years ended January 31, 2023 and 2022, respectively.
ESPP employee payroll contributions accrued as of January 31, 2023 and 2022 totaled $1.4 million and $2.3 million, respectively, and are included within accrued expenses and other current liabilities in the consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. The Company recorded stock-based compensation of $8.6 million and $6.1 million during the years ended January 31, 2023 and 2022 in connection with the ESPP.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

The fair value of the share purchase rights granted under the ESPP during the year ended January 31, 2023 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2023	2022
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	2.2% - 4.6%	0.1% - 0.3%
Expected volatility	66.2% - 81.9%	49.3% - 57.0%
Expected dividend rate	0%	0%
Fair value of common stock	$8.84 - $9.84	$14.27 - $22.37
Deferred Stock Compensation Plan
In May 2020, the Company implemented a program that provides eligible employees the opportunity, through regular payroll deductions, to purchase shares of the Company’s common stock worth between 10% to 25% of the employee’s salary as elected by the participant, subject to certain caps set forth under the program. Employees were able to purchase shares of the Company’s common stock at the lower of the fair value of the common stock at the beginning or ending date of the purchase period, which commenced on June 1, 2020 and concluded on June 1, 2021. Receipt of common stock under this program was contingent on continued employment through June 1, 2021.
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
The shares were repurchased from the stockholders at a purchase price of $9.25 per share. As a result of this transaction, the Company recognized $0.6 million as deemed dividends as a reduction to stockholders’ deficit in relation to the excess of the selling price of convertible preferred stock paid to the existing investors over the original issuance price paid by investors of the shares tendered, and $5.2 million of share-based compensation expense for the difference between the price paid for shares held by our employees and former employee stockholders and the estimated fair market value on the date of the transaction.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Cost of subscription	$1,528	$1,794	$2,012
Cost of professional	2,249	2,448	1,658
Research and development	10,678	6,417	4,804
Sales and marketing	26,651	19,929	14,976
General and administrative (1)	14,411	19,543	21,619
Stock-based compensation, net of amounts capitalized	55,517	50,131	45,069
Capitalized stock-based compensation	2,540	696	—
Total stock-based compensation	$58,057	$50,827	$45,069

	Year Ended January 31,
(in thousands)	2023	2022	2021
Equity classified awards (2)	$57,057	$49,827	$44,159
Other awards (3)	1,000	1,000	910
Total stock-based compensation	$58,057	$50,827	$45,069

	Year Ended January 31,
(in thousands)	2023	2022	2021
Stock options (4)	$23,454	$36,385	$14,896
Performance-based stock units (5)	(55)	897	19
Restricted stock units (4)	24,963	3,196	555
Employee stock purchase plan	8,695	6,142	—
Deferred stock compensation plan	—	3,206	7,171
Secondary stock sale	—	—	16,331
Tender offer transaction	—	—	5,187
Total stock-based compensation	$57,057	$49,827	$44,159
(1) For the fiscal years ended January 31, 2023, 2022 and 2021 the net impact of stock-based compensation related to modifications was immaterial.
(2) Expense associated with equity-classified awards includes $8.6 million and $6.1 million of ESPP expense recognized during the years ended January 31, 2023 and 2022, respectively. For the year ended January 31, 2021, it includes $16.3 million recognized in connection with the secondary stock sale and $5.2 million recognized in connection with the tender offer transaction.
(3) Non-employee grant recorded over five years, representing the same period and in the same manner as if the grantor had paid cash for the services instead of paying with or using the share-based payment award.
(4) Stock-based compensation for the year ended January 31, 2022 includes the acceleration of the expense recognized upon the effectiveness of the Company’s registration statement for the Chief Executive Officer’s performance-based stock options. Similarly, the acceleration of the expense for performance-based RSUs upon the effectiveness of the Company’s registration statement is captured within the stock-based compensation for RSUs for the year ended January 31, 2022.
(5) The stock-based compensation for performance-based stock units during the year ended January 31, 2023 includes the impact of stock-based compensation modifications.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

As of January 31, 2023, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, was as follows:

	January 31, 2023
(in thousands)	Unrecognized Expense	Weighted Average Expense Recognition Period (in years)
Stock options	$28,296	2.1
Performance share units	$854	2.1
Restricted stock units	$64,674	3.2
ESPP	$3,764	1.0

13. Net Loss Per Share
Prior to the Company's IPO in June 2021, the Company computed net loss per share using the two-class method required for participating securities. The two-class method required income available to ordinary shareholders for the period to be allocated between ordinary shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considered its convertible preferred shares to be participating securities as the holders of the convertible preferred shares would be entitled to dividends that would be distributed to the holders of ordinary shares, on a pro-rata basis assuming conversion of all convertible preferred shares into ordinary shares. These participating securities did not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss was not allocated to the Company’s participating securities.
Basic net loss per share is computed by dividing net loss attributable to common stockholders (the numerator) by the weighted-average number of shares of common stock outstanding (the denominator) during the period. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.
Following the Company’s IPO in June 2021, the Company has two classes of common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. All shares of the Company’s common stock outstanding immediately prior to the Company’s IPO, including all shares held by executive officers, directors and their respective affiliates, and all shares issuable on the conversion of outstanding convertible preferred stock, were converted into shares of the Company’s Class B common stock immediately prior to the completion of the offering. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended January 31,
(in thousands, except per share amounts)	2023	2022	2021
Numerator:
Net loss	$(55,742)	$(111,470)	$(37,970)
Deemed dividend in relation to tender offer	—	—	(600)
Net loss attributable to Sprinklr common stockholders	$(55,742)	$(111,470)	$(38,570)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to Sprinklr common stockholders, basic and diluted	259,530	195,020	90,378
Net loss per common share attributable to Sprinklr common stockholders, basic and diluted	$(0.21)	$(0.57)	$(0.42)

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Convertible Preferred Stock	—	—	120,902
Options to purchase common stock	33,049	44,355	46,455
Convertible note	—	—	8,653
Performance share units	1,450	3,175	3,100
Restricted stock units	9,400	1,730	450
ESPP	168	242	—
Deferred stock compensation plan	—	—	1,217
Warrants to purchase common stock	2,500	2,500	2,731
Total shares excluded from net loss per share	46,567	52,002	183,508

14. Income Taxes
The domestic and foreign component of the loss before provision for income taxes was as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Domestic	$(70,072)	$(123,956)	$(39,957)
Foreign	22,604	19,402	5,764
Total	$(47,468)	$(104,554)	$(34,193)
The provision for income taxes consisted of the following:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Current tax provision
Federal	$—	$—	$—
State	69	67	102
Foreign	8,039	6,987	3,785
	$8,108	$7,054	$3,887

Deferred tax expense (benefit):
Federal	$92	$88	$85
State	142	92	99
Foreign	(68)	(318)	(294)
	166	(138)	(110)
Total provision for income taxes	$8,274	$6,916	$3,777

SPRINKLR, INC.
Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate was as follows:

	Year Ended January 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of U.S. federal benefit	2.2	2.8	0.2
Foreign taxes in excess of the U.S. rate differential	(5.5)	(1.8)	(1.1)
Non-deductible expenses	(14.0)	(8.7)	(23.0)
Changes in valuation allowance	(15.9)	(23.9)	(16.1)
Excess tax benefits related to shared based compensation	4.4	4.8	10.9
Global Intangible Low Taxed Income (GILTI) inclusion	(12.7)	—	—
Other	3.1	(0.8)	(3.0)
	(17.4)%	(6.6)%	(11.1)%
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	January 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforward	$120,438	$105,753
Accrued expenses	1,252	2,003
Accrued commissions	976	718
Depreciation and amortization	749	613
Allowance for doubtful accounts	775	656
Deferred revenue	1,308	4,821
Stock-based compensation	11,340	7,068
Lease right-of-use	2,190	—
Other	6	686
Total deferred tax assets	$139,034	$122,318
Less valuation allowance	(105,500)	(98,093)
Deferred tax assets, net of valuation allowance	$33,534	$24,225
Deferred tax liabilities
Depreciation and amortization	(3,239)	(3,566)
Capitalized commission costs	(27,873)	(20,182)
Lease liabilities	(2,376)	—
Other	(101)	(287)
Total deferred tax liabilities	$(33,589)	$(24,035)
Net deferred tax assets (liabilities)	$(55)	$190
At January 31, 2023, for U.S. federal income tax purposes, the Company had net operating loss carryforwards of approximately $452.2 million, which expire in fiscal 2032 through fiscal 2038. The U.S. federal net operating losses generated after fiscal 2019 do not expire and may be carried forward indefinitely. For U.S. states income tax purposes, the Company had net operating loss carryforwards of approximately $317.8 million, which expire in various years beginning from fiscal 2022 through fiscal 2042. For foreign income tax purposes, the Company had net operating loss carryforwards of approximately $13.7 million which expire beginning fiscal 2024.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

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
The Company had a valuation allowance of $105.5 million and $98.1 million as of January 31, 2023 and 2022, respectively. The Company regularly evaluates the need for a valuation allowance against its deferred tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred tax assets will be realized. Based on the weight of the available evidence, which includes the Company’s historical operating losses, and lack of taxable income, the Company provided a full valuation allowance against the deferred tax assets for the U.S. and certain international entities.
The Company has not recorded deferred income taxes and withholding taxes with respect to the undistributed earnings of its foreign subsidiaries as such earnings are determined to be reinvested indefinitely. If those earnings were repatriated, in the form of dividends or otherwise, the Company could be subject to U.S. income taxes and withholding taxes to the various foreign countries. As of January 31, 2023, the Company had $79.5 million of earnings indefinitely reinvested outside of the U.S. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the amount of tax associated with such unremitted earnings.
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
A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits for the year ended January 31, 2023:

Year Ended January 31,
(in thousands)	2023
Balance at beginning of period	$1,539
Tax positions taken during a prior year:
Gross increases	—
Gross decreases	(288)
Tax positions taken during the current year:
Gross increases	477
Balance at end of period	$1,728
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. In addition, the Company accrued immaterial amounts related to penalties and interest during the years ended January 31, 2023 and 2022.
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

15. Geographic Information
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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our cloud based software platform:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Americas	$397,616	$312,927	$253,689
EMEA	176,777	138,553	100,057
Other	43,797	40,914	33,184
	$618,190	$492,394	$386,930
The United States was the only country that represented more than 10% of the Company's revenues, comprising of $373.1 million, $293.1 million and $240.1 million in the years ended January 31, 2023, 2022 and 2021, respectively.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of January 31, 2023 and 2022, long lived assets by geographic region were as follows:

	January 31,
(in thousands)	2023	2022
Americas (1)	$18,199	$10,472
EMEA	1,051	1,551
Other	3,635	2,682
	$22,885	$14,705
(1) Includes $18.0 million and $10.2 million of fixed assets held in the United States at January 31, 2023 and 2022, respectively.

16. Related Parties
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, our Founder, Chairman and Chief Executive Officer, in connection with the provision of digital training services to the Company’s employees and certain Sprinklr customers. The Company paid Lyearn approximately $0.1 million in connection with the digital training services provided to a customer for the year ended January 31, 2023 and approximately $0.1 million in connection with the digital training services provided to employees for the year ended January 31, 2022. As of January 31, 2023, the Company had $0.1 million due to Lyearn in connection with the digital training services provided to employees.
With regard to the development of certain human productivity features for the Company, the Company is leveraging its collaborative relationship with Lyearn to serve Company imperatives in the areas of employee assessment, goal-setting, and activity measurement against goals, and other employee feedback and assessment, to assist and accelerate the Company’s efforts to identify the optimal tools and processes that will be deployed long-term to meet these business imperatives. These collaborative services are provided to the Company, by Lyearn, at no cost.
This related party transaction has been reviewed and approved by the audit committee of the Company’s board of directors.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

17. Employee Benefit Plans
The Company provides benefit plans for its employees in the United States. The Sprinklr 401(k) Plan is available to all eligible employees on the Company’s U.S. payroll who are automatically enrolled for pre-tax deferrals on the first pay date after satisfying the eligibility requirements. The Sprinklr 401(k) Plan is qualified under Section 401(k) of the Internal Revenue Code and provides employees with tax-deferred and after-tax salary deductions, up to a maximum allowable limit, and alternative investment options. Employees may contribute up to the lesser of 100% of their eligible compensation or the statutory prescribed annual limit. For the 2021 plan year, the Company made a matching contribution equal to 50% of a participant’s deferral up to 4% of such person’s compensation (a maximum of 2% of compensation), subject to a $500 maximum. Beginning in 2022, the Company has made a matching contribution equal to 30% of a participant’s eligible compensation up to the first 4% of such person’s elected deferral.
The Company’s defined contribution plan in the United Kingdom is available to all employees on the Company’s U.K. payroll in accordance with the U.K. government regulations. Under this plan, employees can defer a percentage of their paycheck to a tax-deferred account. The Company contributes as per the local statutory regulations. The amounts the Company contributed were immaterial during fiscal years ended January 31, 2023, 2022 and 2021.

18. Subsequent events
In February 2023, the Company implemented an approved plan for restructuring its global workforce by approximately 4% to reduce operating costs and better align its workforce with the needs of its business. The majority of the associated costs, including severance and benefits and equity compensation, are expected to be incurred in the first half of fiscal 2024.

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
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2023. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as a result of a material weakness that existed in our internal control over financial reporting as described below.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) of the Exchange Act). Our management, with the participation of the CEO and CFO, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2023 using the Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2023 due to the material weakness in internal control over financial reporting as described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness related to the ineffective controls over our process to manage and record commissions. Specifically, we did not design and/or implement process level controls to:
(i)ensure sufficient user-acceptance testing was performed in the configuration of commission calculations within our commission software;
(ii)identify all relevant data elements (or inputs) used in our commission calculations; and
(iii)ensure data inputs used in our commission calculations are complete and accurate.
The material weakness resulted in several immaterial errors that were corrected in the financial statements.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on pages 74-75 of this Form 10-K.

Remediation Efforts to Address the Material Weakness
We have initiated a remediation plan for the above noted material weakness that includes the following steps:
(i)Performing a detailed user acceptance testing prior to loading the commission plan calculation configurations to our commission software to ensure the system produces the intended results.
(ii)Ensuring each relevant data element that is an input in the commission calculations are identified, subject to an approval process and agrees to the commission software.
(iii)Performing recalculations of the commissions earned output from the software to ensure they are calculated in accordance with the criteria defined in our approved commission plans.
While we have initiated a remediation plan to remediate this material weakness, these actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. We are committed to the continuous improvement of our internal control over financial reporting and will continue to review the internal controls over financial reporting.
Remediation of Material Weakness Identified as of and for the Year ended January 31, 2022
In connection with the preparation of our financial statements as of and for the year ended January 31, 2022, we identified a material weakness in certain internal controls related to the implementation of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), and the ongoing monitoring of costs to obtain customer contracts considered for capitalization. To remediate the material weakness, we designed and implemented new controls to remediate this material weakness. These controls included performing a quarterly completeness assessment on commission plans eligible for capitalization and a formal review by management with the appropriate level of knowledge and expertise with ASC 606 to determine whether the commission plans meet the capitalization criteria. Based on the design and operating effectiveness assessment of the controls implemented in response to the material weakness identified, management concluded that the material weakness has been appropriately remediated.
Changes in Internal Control over Financial Reporting
Other than as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2023 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended January 31, 2023 (“Proxy Statement”).
Our board of directors has adopted the Sprinklr, Inc. Code of Conduct and Ethics that applies to all officers, directors and employees. This includes our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Conduct and Ethics is available on our website at investors.sprinklr.com. If we make any substantive amendments to the Code of Conduct and Ethics or grant any waiver from a provision of the Code of Conduct and Ethics to any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions to our directors, we will promptly disclose the nature of the amendment or waiver on our website rather than by filing a Current Report on Form 8-K. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Form 10-K, and you should not consider information on our website to be part of this Form 10-K.

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

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our Proxy Statement.

Part IV
Item 15. Exhibit and Financial Statement Schedules
We have filed the following documents as part of this Form 10-K:
(a) Consolidated Financial Statements
The consolidated financial statements are filed as part of this Form 10-K under “Item 8. Financial Statements and Supplementary Data.”
(b) Financial Statement Schedules
The financial statement schedules are omitted because they are either not applicable or the information required is presented in the consolidated financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”
(c) Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Form 10-K.

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

4.2
Description of the Securities of Sprinklr, Inc. (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-40528), filed with the SEC on April 11, 2022).

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

10.7#
Forms of Restricted Stock Grant Notice and Award Agreement under the 2021 Equity Incentive Plan (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-40528), filed with the SEC on April 11, 2022).

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

10.14#
Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on December 6, 2022).

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

10.18#
Employment Agreement, by and between Sprinklr Switzerland GmbH and Luca Lazzaron, dated October 5, 2017 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on September 8, 2022).

10.19#
Transition, Separation and Release of Claims Agreement, by and between Sprinklr Switzerland GmbH and Luca Lazzaron, dated October 3, 2022 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on December 6, 2022).

10.20#
First Amendment to the Transition, Separation and Release of Claims Agreement, by and between Sprinklr Switzerland GmbH and Luca Lazzaron, dated October 7, 2022 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on December 6, 2022.

10.21#
Employment Agreement, by and between the Registrant and Diane Adams, dated January 25, 2018, and as amended on August 28, 2019 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.22#
Employment Agreement, by and between the Registrant and Manish Sarin, dated January 12, 2022. (incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-40528), filed with the Commission on April 11, 2022).

10.23#	Employment Agreement, by and between the Registrant and Arun Pattabhiraman, dated April 18, 2022.
10.24#	Employment Agreement, by and between the Registrant and Paul Ohls, dated September 28, 2022.
10.25
Credit Agreement, by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Issuing Lender, as Swingline Lender and as Administrative Agent), dated May 22, 2018 (incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.26
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

10.30
Waiver and Fifth Amendment to Credit Agreement by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Administrative Agent, Issuing Lender and Swingline Lender), dated May 20, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on September 8, 2022.

10.31
Waiver and Sixth Amendment to Credit Agreement by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Administrative Agent, Issuing Lender and Swingline Lender), dated June 28, 2020 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on September 8, 2022.

10.32
Seventh Amendment to Credit Agreement by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Administrative Agent, Issuing Lender and Swingline Lender), dated March 31, 2021 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on September 8, 2022.

10.33
Eighth Amendment to Credit Agreement by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Administrative Agent, Issuing Lender and Swingline Lender), dated June 20, 2022 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on September 8, 2022.

10.34
Ninth Amendment to Credit Agreement by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Administrative Agent, Issuing Lender and Swingline Lender), dated August 18, 2022 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on September 8, 2022.

10.35
Tenth Amendment to Credit Agreement by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Administrative Agent, Issuing Lender and Swingline Lender), dated September 19, 2022 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on December 6, 2022.

10.36
Eleventh Amendment to Credit Agreement by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Administrative Agent, Issuing Lender and Swingline Lender), dated December 19, 2022.

10.37
Twelfth Amendment to Credit Agreement by and between the Registrant, the Lenders party thereto and Silicon Valley Bank (as Administrative Agent, Issuing Lender and Swingline Lender), dated January 31, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40528), filed with the Commission on February 1, 2023.

10.38
Letter Agreement, by and between the Registrant and H&F Splash Holdings IX, L.P., dated October 7, 2020 (incorporated herein by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

21.1	List of Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
# Indicates management contract or compensatory plan.
* The certifications furnished in Exhibit 32.1 are deemed to accompany this Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sprinklr, Inc.

Date: April 3, 2023	By:	/s/ Ragy Thomas
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

Signature	Title	Date

/s/ RAGY THOMAS	Founder, Chairman and Chief Executive Officer (Principal Executive Officer)	April 3, 2023
Ragy Thomas

/s/ MANISH SARIN	Chief Financial Officer (Principal Financial and Accounting Officer)	April 3, 2023
Manish Sarin

/s/ NEERAJ AGRAWAL	Director	April 3, 2023
Neeraj Agrawal

/s/ JOHN CHAMBERS	Director	April 3, 2023
John Chambers

/s/ EDWIN GILLIS	Director	April 3, 2023
Edwin Gillis

/s/ KEVIN HAVERTY	Director	April 3, 2023
Kevin Haverty

/s/ YVETTE KANOUFF	Director	April 3, 2023
Yvette Kanouff

/s/ EILEEN SCHLOSS	Director	April 3, 2023
Eileen Schloss

/s/ TARIM WASIM	Director	April 3, 2023
Tarim Wasim