Form 10-Q
period 2023-04-30
Sprinklr, Inc.
filed 2023-06-05
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 1, 2023, the registrant had 133,505,636 shares of Class A common stock and 134,127,856 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	April 30, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$186,244	$188,387
Marketable securities	418,194	390,239
Accounts receivable, net of allowance for doubtful accounts of $3.1 million and $3.2 million, respectively	176,694	205,038
Prepaid expenses and other current assets	70,317	78,865
Total current assets	851,449	862,529
Property and equipment, net	25,025	22,885
Goodwill and other intangible assets	50,290	50,349
Operating lease right-of-use assets	15,633	15,725
Other non-current assets	81,621	73,503
Total assets	$1,024,018	$1,024,991

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$22,293	$30,101
Accrued expenses and other current liabilities	77,077	97,524
Operating lease liabilities, current	7,154	7,134
Deferred revenue	322,057	324,140
Total current liabilities	428,581	458,899
Deferred revenue, non-current	631	1,371
Deferred tax liability, non-current	1,290	1,289
Operating lease liabilities, non-current	9,806	9,633
Other liabilities, non-current	4,858	4,467
Total liabilities	445,166	475,659
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 133,334,515 and 119,477,713 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	3	3
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 134,196,540 and 144,263,658 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively	6	6
Treasury stock, at cost, 14,130,784 and 14,130,784 shares as of April 30, 2023 and January 31, 2023, respectively	(23,831)	(23,831)
Additional paid-in capital	1,100,571	1,074,149
Accumulated other comprehensive loss	(4,094)	(4,384)
Accumulated deficit	(493,803)	(496,611)
Total stockholders’ equity	578,852	549,332
Total liabilities and stockholders’ equity	$1,024,018	$1,024,991
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue:
Subscription	$157,665	$127,320
Professional services	15,698	17,658
Total revenue	173,363	144,978
Costs of revenue:
Costs of subscription	27,476	25,108
Costs of professional services	14,461	16,613
Total costs of revenue	41,937	41,721
Gross profit	131,426	103,257
Operating expense:
Research and development	20,761	17,334
Sales and marketing	89,202	86,938
General and administrative	24,656	22,113
Total operating expense	134,619	126,385
Operating loss	(3,193)	(23,128)
Other income, net	4,759	295
Income (loss) before (benefit) provision for income taxes	1,566	(22,833)
(Benefit) provision for income taxes	(1,242)	2,455
Net income (loss)	$2,808	$(25,288)
Net income (loss) per share, basic	$0.01	$(0.10)
Weighted average shares used in computing net income (loss) per share, basic	265,584	256,903
Net income (loss) per share, diluted	$0.01	$(0.10)
Weighted average shares used in computing net income (loss) per share, diluted	281,344	256,903
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Net income (loss)	$2,808	$(25,288)
Foreign currency translation adjustments	195	(2,047)
Unrealized gains (losses) on investments	95	(1,136)
Total comprehensive income (loss)	$3,098	$(28,471)
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2023	263,741	$9	$1,074,149	14,131	$(23,831)	$(4,384)	$(496,611)	$549,332
Stock-based compensation - equity classified awards	—	—	13,730	—	—	—	—	13,730
Exercise of stock options and vesting of restricted stock units	3,790	—	12,692	—	—	—	—	12,692
Other comprehensive income	—	—	—	—	—	290	—	290
Net income	—	—	—	—	—	—	2,808	2,808
Balance at April 30, 2023	267,531	$9	$1,100,571	14,131	$(23,831)	$(4,094)	$(493,803)	$578,852

Balance at January 31, 2022	256,481	$8	$982,122	14,131	$(23,831)	$(820)	$(441,630)	$515,849
Stock-based compensation - equity classified awards	—	—	12,462	—	—	—	—	12,462
Exercise of stock options and vesting of restricted stock units	1,464	—	6,518	—	—	—	—	6,518
Other comprehensive loss	—	—	—	—	—	(3,183)	—	(3,183)
Net loss	—	—	—	—	—	—	(25,288)	(25,288)
Balance at April 30, 2022	257,945	$8	$1,001,102	14,131	$(23,831)	$(4,003)	$(466,918)	$506,358
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Cash flow from operating activities:
Net income (loss)	$2,808	$(25,288)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,519	2,498
Bad debt expense	159	114
Stock-based compensation expense, net of amounts capitalized	13,310	12,514
Non-cash lease expense	907	1,457
Deferred income taxes	(3,323)	—
Net amortization/accretion on marketable securities	(3,592)	—
Other non-cash items, net	—	(547)
Changes in operating assets and liabilities:
Accounts receivable	28,138	27,418
Prepaid expenses and other current assets	8,379	3,579
Other non-current assets	(171)	2,411
Accounts payable	(8,199)	5,167
Operating lease liabilities	(884)	—
Accrued expenses and other current liabilities	(20,149)	(11,320)
Litigation settlement	—	(12,000)
Deferred revenue	(2,729)	(6,094)
Other liabilities	387	(2,819)
Net cash provided by (used in) operating activities	18,560	(2,910)
Cash flow from investing activities:
Purchases of marketable securities	(102,468)	(192,634)
Sales of marketable securities	380	—
Maturities of marketable securities	77,819	3,441
Purchases of property and equipment	(1,625)	(638)
Capitalized internal-use software	(2,683)	(2,288)
Net cash used in investing activities	(28,577)	(192,119)
Cash flow from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	12,692	6,518
Net cash provided by financing activities	12,692	6,518
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(196)	(1,096)
Net change in cash, cash equivalents and restricted cash	2,479	(189,607)
Cash, cash equivalents and restricted cash at beginning of period	188,387	321,426
Cash, cash equivalents and restricted cash at end of period	$190,866	$131,819

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1,225	$1,256

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$781	$2,763
Accrued purchases of property and equipment	$613	$138
Stock-based compensation expense capitalized in internal-use software	$670	$198
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

2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission, (the “SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2023, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2023 are not necessarily indicative of the results to be expected for the year ending January 31, 2024 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended January 31, 2023 in the Company’s Annual Report on Form 10-K (the “2023 10-K”) filed with the SEC on April 3, 2023.
There have been no material changes in the significant accounting policies as described in the Company’s consolidated financial statements for the fiscal year ended January 31, 2023 included in the 2023 10-K, with the exception of the addition of restricted cash, which is discussed below.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, fair value assumptions for stock-based compensation, software costs eligible for capitalization, recoverability of long-lived and intangible assets and the allowance for doubtful accounts. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and on assumptions that it believes are reasonable and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.
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
Restricted Cash
The Company’s restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of April 30, 2023 was $6.1 million and consists of (i) collateral for letters of credit issued in lieu of deposits on certain leases, (ii) cash collateralized in support of a letter of credit facility and (iii) cash restricted in-line with certain credit card programs. Of the $6.1 million, $1.4 million is recorded within cash and cash equivalents on the condensed consolidated balance sheets and $4.6 million is recorded within in other non-current assets. Refer to Note 8, Commitments and Contingencies - Letters of Credit, for further detail. There was no restricted cash as of January 31, 2023.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
No single customer accounted for more than 10% of total revenue in the three months ended April 30, 2023 and 2022.
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
Recently Adopted Accounting Pronouncements
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
Costs to Obtain Customer Contracts
Costs to obtain customer contracts, including commissions earned, that are considered incremental and recoverable are capitalized and amortized on a straight-line basis over the anticipated period of benefit. These costs are capitalized and amortized on a straight-line basis over the anticipated period of benefit. The Company determines the period of benefit by taking into consideration the length of its customer contracts, customer relationship period, technology lifecycle, and other factors. The Company currently estimates the period of benefit for which costs are amortized over to be five years. Sales commissions paid for renewals are not commensurate with commissions paid on the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Amortization expense is recorded in sales and marketing expense within the Company’s condensed consolidated statement of operations.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Capitalized costs to obtain customer contracts as of April 30, 2023 were $112.0 million, of which $42.7 million is included in prepaid expenses and other current assets and $69.3 million within other non-current assets.
Capitalized costs to obtain customer contracts as of January 31, 2023 were $113.5 million, of which $44.1 million is included in prepaid expenses and other current assets and $69.4 million within other non-current assets.
During the three months ended April 30, 2023 and 2022, the Company amortized $12.0 million and $11.0 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
Deferred Revenue
Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. The Company recognized revenue of $140.9 million and $113.4 million for the three months ended April 30, 2023, and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. At April 30, 2023 and January 31, 2023, contract assets were $5.1 million and $4.8 million, respectively, and were included in prepaid expenses and other current assets.
Remaining Performance Obligation
Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. As of April 30, 2023, the Company’s RPO was $708.1 million, approximately $478.8 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.
Disaggregation of Revenues
The Company disaggregates its revenue from contracts with customers by geographic location and market, as it believes it best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors. Refer to Note 12, Geographic Information, for revenue by geographic location.

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets:

	April 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$40,423	$2	$(70)	$40,355
Municipal bonds	12,512	—	(7)	12,505
U.S. government and agency securities	151,657	23	(255)	151,425
Certificates of deposit	59,430	6	(101)	59,335
Commercial paper	154,764	2	(192)	154,574
Marketable securities	$418,786	$33	$(625)	$418,194

	January 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$39,922	$8	$(68)	$39,862
Municipal bonds	12,429	22	—	12,451
U.S. government and agency securities	128,898	6	(367)	128,537
Certificates of deposit	59,545	28	(155)	59,419
Commercial paper	150,131	41	(202)	149,970
Marketable securities	$390,925	$105	$(791)	$390,239
As of April 30, 2023 and January 31, 2023, the maturities of available-for-sale marketable securities did not exceed 12 months.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents estimated fair value and gross unrealized losses of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by security category. There are no expected credit losses that have been recorded against the Company’s investment securities as of April 30, 2023 and January 31, 2023.

	April 30, 2023		January 31, 2023
(in thousands)	Fair Value	Gross Unrealized Losses (1)	Fair Value	Gross Unrealized Losses (1)
Corporate bonds	$40,355	$(70)	$39,862	$(68)
Municipal bonds	$12,505	$(7)	$—	$—
U.S. government and agency securities	$151,425	$(255)	$128,537	$(367)
Certificates of deposit	$59,335	$(101)	$59,419	$(155)
Commercial paper	$154,574	$(192)	$149,970	$(202)
(1) All investments above have been in a continuous unrealized loss position for less than 12 months.
The above table includes 198 securities as of April 30, 2023, where the current fair value is less than the related amortized cost. Unrealized losses on the Company’s debt securities included in the above table are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any.

5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of April 30, 2023 and January 31, 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	April 30, 2023				January 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents:
Money market funds	$51,025	$—	$—	$51,025	$73,851	$—	$—	$73,851
Marketable Securities:
Corporate bonds	—	40,355	—	40,355	—	39,862	—	39,862
Municipal bonds	—	12,505	—	12,505	—	12,451	—	12,451
U.S. government and agency securities	—	151,425	—	151,425	—	128,537	—	128,537
Certificates of deposit	—	59,335	—	59,335	—	59,419	—	59,419
Commercial paper	—	154,574	—	154,574	—	149,970	—	149,970
Total financial assets	$51,025	$418,194	$—	$469,219	$73,851	$390,239	$—	$464,090
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
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. government and agency securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of April 30, 2023 and January 31, 2023, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 30, 2023 and January 31, 2023, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of April 30, 2023 and January 31, 2023, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.

6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	April 30, 2023	January 31, 2023
Prepaid hosting and data costs	$699	$12,168
Prepaid software costs	5,501	6,079
Prepaid marketing	3,392	1,660
Capitalized commissions costs, current portion	42,658	44,051
Prepaid insurance	640	1,734
Contract assets	5,129	4,785
Security deposits, short-term	3,594	3,136
Taxes recoverable	2,721	2,327
Other	5,983	2,925
Prepaid expenses and other current assets	$70,317	$78,865
Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	April 30, 2023	January 31, 2023
Computer equipment	$16,879	$16,283
Office furniture and other	2,766	2,540
Leasehold improvements	6,422	5,535
Less accumulated depreciation and amortization	(17,769)	(16,875)
Total fixed assets, net	8,298	7,483
Capitalized internal-use software	39,315	35,962
Less accumulated amortization	(22,588)	(20,560)
Total capitalized internal-use software	16,727	15,402
Property and equipment, net	$25,025	$22,885
Depreciation and amortization expense consisted of the following:

	Three Months Ended April 30,
(in thousands)	2023	2022
Depreciation and amortization expense	$1,491	$1,335
Amortization expense for capitalized internal-use software	$2,028	$1,164
The Company capitalized internal-use software costs, including stock-based compensation, of $3.4 million and $2.5 million in the three months ended April 30, 2023 and 2022, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 30, 2023	January 31, 2023
Bonuses	$7,464	$25,057
Commissions	10,332	27,866
Employee liabilities (1)	20,809	16,374
Purchased media costs (2)	2,297	2,965
Accrued restructuring costs (3)	2,915	4
Accrued sales and use tax liability	6,779	7,336
Accrued income taxes	4,391	3,139
Accrued deferred contract credits	2,993	1,733
Vendor and travel costs payable	7,228	4,132
Professional services	2,137	784
Other	9,732	8,134
Accrued expenses and other current liabilities	$77,077	$97,524
(1) Includes $3.3 million and $1.4 million of accrued employee contributions under the Company's 2021 Employee Stock Purchase Plan (“ESPP”) at April 30, 2023 and January 31, 2023, respectively.
(2) Purchased media costs consist of amounts owed to the Company’s vendors for the purchase of advertising space on behalf of its customers.
(3) In February 2023, the Company implemented an approved plan for restructuring its global workforce by approximately 4% to reduce operating costs and better align its workforce with the needs of its business. The majority of the associated costs, including severance and benefits, are expected to be incurred in the first half of fiscal 2024. For the three months ended April 30, 2023, the Company incurred a total of $5.2 million in restructuring costs, of which $5.0 million and $0.2 million are recorded within sales and marketing expense and general and administrative expense, respectively, on the Company’s condensed consolidated statements of operations. As of April 30, 2023, $2.3 million had been paid and the remaining $2.9 million is recorded within accrued restructuring costs and is expected to be paid in the first half of fiscal 2024.

7. Leases
The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. There are no finance leases.
The components of lease expense were as follows:

	Three Months Ended April 30,
(in thousands)	2023	2022
Operating lease cost	$2,395	$1,847
Variable lease cost	302	304
Short-term lease cost	207	198
Total lease cost	$2,904	$2,349
The weighted average remaining lease term and discount rate were as follows:

April 30, 2023
Weighted average remaining lease term	2.79
Weighted average discount rate	10.65%

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, was as follows:

(in thousands)	April 30, 2023
Fiscal year ended January 31, 2024 (remaining nine months)	$7,150
2025	5,417
2026	3,848
2027	2,373
2028	778
Thereafter	—
Total minimum lease payments	$19,566
Less: imputed interest	(2,606)
Total	$16,960

8. Commitments and Contingencies
Letters of Credit
In April 2023, the Company terminated its credit facility with SVB, while keeping its existing letters of credit in lieu of deposits on certain leases. As the Company no longer has a credit facility with SVB, it was required to collateralize these letters of credit with cash, totaling approximately $1.2 million, which the Company has therefore classified within restricted cash. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.
In April 2023, the Company entered into a cash collateral agreement with J.P. Morgan Bank in support of a letter of credit facility, through which approximately $3.4 million is outstanding as of April 30, 2023. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.
None of the letters of credit discussed above have been drawn upon as of April 30, 2023.
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. At April 30, 2023, the Company had no provision for liability under existing litigation.
Other Contractual Commitments
Other contractual commitments consist primarily of non-cancelable purchase commitments to support the Company’s data and hosting services. During the three months ended April 30, 2023, there were no significant changes in the Company’s material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the Company’s Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on April 3, 2023.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
9. Stock-Based Compensation
Equity Award Plans
The Company has two equity incentive plans, the Sprinklr, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) and the Sprinklr, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan was terminated as to future awards in June 2021 upon the adoption of the 2021 Plan, although it continues to govern the terms of any equity grants that remain outstanding under the 2011 Plan.
The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and other forms of awards to employees, directors and consultants, including employees and consultants of the Company's affiliates, as permitted by law.
In June 2021, the Company also adopted its ESPP under which employees can common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of each offering period and (ii) the last trading day of each related offering period.
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the three months ended April 30, 2023 is as follows:

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual life
	(in thousands)		(in years)
Outstanding as of January 31, 2023	33,049	$6.11	6.6
Granted	1,512	12.85
Exercised	(2,308)	5.49
Cancelled/forfeited	(565)	8.27
Outstanding as of April 30, 2023	31,688	$6.44	6.4
Exercisable as of April 30, 2023	22,510	$5.58	6.0
Vested and expected to vest as of April 30, 2023	28,045	$6.47	6.4
In addition, included in the Company’s stock options outstanding as of April 30, 2023 are 2,318,632 of options tied to market conditions. As these market conditions were not met by May 1, 2023, such options were subsequently cancelled.
Summary of Restricted Stock Unit Activity
A summary of the Company’s RSU activity for the three months ended April 30, 2023 is as follows:

	Number of restricted shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2023	9,400	$12.23
Granted	5,101	12.90
Released	(1,482)	13.15
Cancelled/forfeited	(613)	11.67
Outstanding as of April 30, 2023	12,406	$12.43
Performance-Based Stock Units
As of April 30, 2023, the Company had 1,450,000 PSUs outstanding. These awards vest over a five-year period if certain performance and market conditions are met. The performance condition was met in June 2021 and the market conditions have not yet been met as of April 30, 2023. If the market conditions are not met on or prior to January 28, 2026, the associated awards will not vest and be subsequently cancelled.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows:

	Three Months Ended April 30,
(in thousands)	2023	2022
Costs of subscription	$300	$408
Costs of professional services	403	623
Research and development	3,067	2,348
Sales and marketing	5,955	5,856
General and administrative	3,585	3,279
Stock-based compensation, net of amounts capitalized	13,310	12,514
Capitalized stock-based compensation	670	198
Total stock-based compensation	$13,980	$12,712

	Three Months Ended April 30,
(in thousands)	2023	2022
Equity classified awards	$13,730	$12,462
Other awards (1)	250	250
Total stock-based compensation	$13,980	$12,712
(1) Nonemployee grant recorded over five years, representing the same period and in the same manner as if the grantor had paid cash for the services instead of paying with or using the share-based payment award.

	Three Months Ended April 30,
(in thousands)	2023	2022
Stock options	$4,060	$7,042
PSUs	(169)	38
RSUs	8,806	2,781
ESPP	1,033	2,601
Total stock-based compensation - equity-classified awards	$13,730	$12,462
As of April 30, 2023, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, adjusted for estimated forfeitures, was as follows:

	April 30, 2023
	Unrecognized expense	Weighted average expense recognition period
	(in thousands)	(in years)
Stock options	$33,830	2.52
PSUs	$821	2.75
RSUs	$124,680	3.30
ESPP	$2,491	0.75

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
10. Net Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted net income (loss) per share is calculated by giving effect to all potential dilutive common stock equivalents, which includes stock options, restricted stock units, and other awards. In periods of net loss, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended April 30,
(in thousands, except per share amounts)	2023	2022
Net income (loss) per share - basic:
Numerator:
Net income (loss)	$2,808	$(25,288)
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	265,584	256,903
Net income (loss) per common share, basic	$0.01	$(0.10)
Net income (loss) per share - diluted:
Numerator:
Net income (loss)	$2,808	$(25,288)
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	265,584	256,903
Weighted-average effect of diluted securities:
Stock options	12,339	—
RSUs	3,115	—
Common stock warrants	306	—
Weighted-average shares outstanding used in computing net income (loss) per share, diluted	281,344	256,903
Net income (loss) per common share, diluted	$0.01	$(0.10)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	April 30, 2023
(in thousands)	2023	2022
Stock options	7,467	41,065
PSUs	3,649	2,625
RSUs	769	8,092
ESPP	298	388
Warrants to purchase common stock	—	2,500
Total shares excluded from net income (loss) per share	12,183	54,670

11. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended April 30, 2023 and 2022, the Company recorded an income tax benefit of $1.2 million and income tax expense of $2.5 million, respectively.
The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets, partially offset by state taxes and the foreign tax rate differential on non-U.S. income. Additionally, following an assessment of the realizability of our deferred tax assets in Brazil and Japan, the Company released its previously established valuation allowances on these assets, resulting in a $3.3 million tax benefit being recorded as part for the first three months ended April 30, 2023.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence. As of April 30, 2023, the Company continues to maintain a full valuation allowance against the deferred tax assets of the U.S. entity only. As discussed above, the Company has determined that the valuation allowances for its Brazil and Japan deferred tax assets should be released.
During the three months ended April 30, 2023 and 2022, the Company recorded a $0.2 million and $0.1 million reserve, respectively, related to unrecognized tax benefits.
The Inflation Reduction Act of 2022 (“IRA”) was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a new 1 percent excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and other items. At this time, none of the IRA tax provisions are expected to have a material impact to the Company’s fiscal 2024 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IRA to determine whether any adjustments are needed to the Company’s tax provision in future periods.

12. Geographic Information
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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform:

	Three Months Ended April 30,
(in thousands)	2023	2022
Americas	$105,642	$93,538
EMEA	54,220	40,733
Other	13,501	10,707
	$173,363	$144,978
The United States was the only country that represented more than 10% of the Company’s revenues. The following table represents the revenue in the United States for the three months ended April 30, 2023 and 2022.

	Three Months Ended April 30,
(in thousands)	2023	2022
United States	$98,067	$87,588
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of April 30, 2023 and January 31, 2023, long lived assets by geographic region were as follows:

(in thousands)	April 30, 2023	January 31, 2023
Americas (1)	$18,741	$18,199
EMEA	2,221	1,051
Other	4,063	3,635
	$25,025	$22,885
(1) Includes $18.6 million and $18.0 million of fixed assets held in the United States as of April 30, 2023 and January 31, 2023, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
13. Related Party Transactions
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, our Founder, Chairman and Chief Executive Officer, in connection with the provision of digital training services to the Company’s employees and certain Sprinklr customers. The Company paid approximately $0.2 million to Lyearn in connection with the digital training services provided to employees for the three months ended April 30, 2023. The Company paid approximately $0.1 million to Lyearn in connection with the digital training services provided to a customer during the three months ended April 30, 2022.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “2023 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2023. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 70 countries and use our AI powered CXM platform which recognizes over 100 languages. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of April 30, 2023, we had 115 large customers, compared to 90 as of April 30, 2022.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decision.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenue that have not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that have not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. The aggregate transaction price of RPO expected to be recognized as revenue was $708.1 million and $574.2 million as of April 30, 2023 and 2022, respectively. The aggregate transaction price of cRPO expected to be recognized as revenue in the next 12 months was $478.8 million and $402.9 million as of April 30, 2023 and 2022, respectively.
RPO and cRPO as of April 30, 2022 have been reduced from $585.8 million and $412.5 million previously reported, respectively, to $574.2 million and $402.9 million, respectively, in order to correct the treatment of an immaterial number of contracts previously included in the calculations of RPO and cRPO.

Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes subscription revenue from new customers. Our net dollar expansion rate, on a trailing 12-month basis, was 122.2% and 123.4% for the 12-month periods ending April 30, 2023 and 2022, respectively.
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates, recent bank closures and the Russia-Ukraine war, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.
The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see “Risk Factors” included in Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the 2023 10-K.

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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses.
Research and Development Expense
Research and development expense consists primarily of costs relating to the maintenance, continued development and enhancement of our cloud-based software platform and includes personnel-related expense for our research and development organization, professional fees, travel expenses and allocated overhead expenses, including facilities costs. Research and development expenses are expensed as incurred, except for internal-use software development costs that qualify for capitalization. We expect research and development expense to increase in absolute dollars as we continue to invest in enhancing and expanding the capabilities of our Unified-CXM platform.
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
Other Income, Net
Other income, net, consists of interest income on invested cash and cash equivalents and marketable securities, interest expense, foreign currency transaction gains and losses and other expenses and gains.
(Benefit) Provision for Income Taxes
(Benefit) provision for income taxes consists primarily of income taxes related to foreign and U.S. jurisdictions in which we conduct business. Our annual estimated effective tax rate differed from the U.S. federal statutory rate primarily due to a full valuation allowance related to our U.S. deferred tax assets, partially offset by U.S. current state taxes and foreign tax rate differential on non-U.S. income and discrete items relating to releases of valuation allowances in certain foreign jurisdictions.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2023	2022
Revenue:
Subscription	$157,665	$127,320
Professional services	15,698	17,658
Total revenue	173,363	144,978
Costs of revenue:
Costs of subscription (1)	27,476	25,108
Costs of professional services (1)	14,461	16,613
Total costs of revenue	41,937	41,721
Gross profit	131,426	103,257
Operating expense:
Research and development (1)	20,761	17,334
Sales and marketing (1)	89,202	86,938
General and administrative (1)	24,656	22,113
Total operating expense	134,619	126,385
Operating loss	(3,193)	(23,128)
Other income, net	4,759	295
Income (loss) before (benefit) provision for income taxes	1,566	(22,833)
(Benefit) provision for income taxes	(1,242)	2,455
Net income (loss)	$2,808	$(25,288)
(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended April 30,
(in thousands)	2023	2022
Costs of subscription	$300	$408
Costs of professional services	403	623
Research and development	3,067	2,348
Sales and marketing	5,955	5,856
General and administrative	3,585	3,279
Stock-based compensation expense, net of amounts capitalized	$13,310	$12,514

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended April 30,
	2023	2022
Revenue:
Subscription	91%	88%
Professional services	9%	12%
Total revenue	100%	100%
Costs of revenue:
Costs of subscription	16%	17%
Costs of professional services	8%	11%
Total costs of revenue	24%	29%
Operating expense:
Research and development	12%	12%
Sales and marketing	51%	60%
General and administrative	14%	15%
Total operating expense	78%	87%
Operating loss	(2)%	(16)%
Other income, net	3%	0%
Income (loss) before (benefit) provision for income taxes	1%	(16)%
(Benefit) provision for income taxes	(1)%	2%
Net income (loss)	2%	(17)%

Comparison of the Three Months Ended April 30, 2023 and 2022
Revenue

	Three Months Ended April 30,
(in thousands)	2023	2022	$ Change	% Change
Subscription	$157,665	$127,320	$30,345	24%
Professional services	15,698	17,658	(1,960)	(11)%
Total revenue	$173,363	$144,978	$28,385	20%
The increase in subscription revenue was primarily due to (i) an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform and (ii) an increase in demand for our solutions from new customers.
The decrease in professional services revenue was primarily due to decreases in implementation costs and managed services performed in the three months ended April 30, 2023 compared to the prior year period.
Costs of Revenue and Gross Margin

	Three Months Ended April 30,
(in thousands)	2023	2022	$ Change	% Change
Costs of subscription revenue	$27,476	$25,108	$2,368	9%
Costs of professional services revenue	14,461	16,613	(2,152)	(13)%
Total costs of revenue	$41,937	$41,721	$216	1%
Gross margin - subscription	83%	80%
Gross margin - professional services	8%	6%
The increase in costs of subscription revenue was primarily due to higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a combined $2.0 million increase in costs to host our software platform and our data costs. Also contributing to the change in costs of subscription revenue was an $0.9 million increase in the amortization of capitalized research and development costs, offset by a $0.4 million decrease in personnel costs.
The decrease in costs of professional services revenue was primarily due to a combined $2.2 million decrease in personnel costs and subcontractor costs during the three months ended April 30, 2023 relative to the prior period.
Gross margin for subscription increased by 3 percentage points, primarily driven by the growth in subscription revenue. Gross margin for professional services increased by 2 percentage points as the reduction in costs outweighed the reduction in revenue.
Research and Development Expense

	Three Months Ended April 30,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$20,761	$17,334	$3,427	20%
% of revenue	12%	12%
The increase in research and development expense was primarily due to a $3.6 million increase in research and development personnel costs resulting from an increase in headcount of research and development employees as we continue to add to and enhance our product, which included a $1.2 million increase in stock-based compensation.

Sales and Marketing Expense

	Three Months Ended April 30,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$89,202	$86,938	$2,264	3%
% of revenue	51%	60%
The increase in sales and marketing expense was primarily due to $5.0 million in restructuring costs in connection with the restructuring of our global workforce to better align with the needs of our business, which was partially offset by a net decrease in personnel and travel-related costs of $2.6 million.
General and Administrative Expense

	Three Months Ended April 30,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$24,656	$22,113	$2,543	12%
% of revenue	14%	15%
The increase in general and administrative expense was primarily due to a combined increase of $1.9 million in insurance, consulting and software costs, as well as $0.2 million in restructuring costs.
Other Income, Net

	Three Months Ended April 30,
(in thousands)	2023	2022	$ Change	% Change
Other income, net	$4,759	$295	$4,464	1513%
% of revenue	3%	—%
The increase in other income, net was primarily attributable to a $6.0 million increase in interest income from our money market and short-term investment accounts, partially offset by $1.3 million in net foreign currency transaction losses.
(Benefit) Provision for Income Taxes

	Three Months Ended April 30,
(in thousands)	2023	2022	$ Change	% Change
(Benefit) provision for income taxes	$(1,242)	$2,455	$(3,697)	(151)%
% of revenue	(1)%	2%
The tax benefit of $1.2 million in the three months ended April 30, 2023, compared to the tax provision in the three months ended April 30, 2022, was primarily related to the release of the valuation allowance in certain foreign subsidiaries. The provision recorded for the three months ended April 30, 2022 was related to foreign income tax liability on non-U.S. subsidiaries.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe that the following non-GAAP financial measures are useful in evaluating our operating performance:
•Non-GAAP gross profit and non-GAAP gross margin;
•Non-GAAP operating income (loss); and
•Non-GAAP net income (loss) and non-GAAP net income (loss) per share.
We define these non-GAAP financial measures as the respective GAAP measures, excluding, as applicable, stock-based compensation expense-related charges and amortization of acquired intangible assets. We believe that it is useful to exclude stock-based compensation expense-related charges and amortization of acquired intangible assets in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies over multiple periods. In periods of net loss, we calculate non-GAAP net income (loss) per share by using non-GAAP net income (loss) divided by basic weighted average shares for the period regardless of whether we are in a non-GAAP net income or (loss) position and assuming that all potentially dilutive securities are anti-dilutive.
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
A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP:

	Three Months Ended April 30,
(in thousands except per share amounts)	2023	2022
Non-GAAP gross profit and non-GAAP gross margin:
GAAP gross profit	$131,426	$103,257
Stock-based compensation expense-related charges (1)	712	1,033
Non-GAAP gross profit	$132,138	$104,290
Gross margin	76%	71%
Non-GAAP gross margin	76%	72%

Non-GAAP operating income (loss):
GAAP operating loss	$(3,193)	$(23,128)
Stock-based compensation expense-related charges (2)	14,115	12,703
Amortization of acquired intangible assets	50	133
Non-GAAP operating income (loss)	$10,972	$(10,292)
Operating margin	(2)%	(16)%
Non-GAAP operating margin	6%	(7)%

Non-GAAP net income (loss) and non-GAAP net income (loss) per share:
GAAP net income (loss)	$2,808	$(25,288)
Stock-based compensation expense-related charges	14,115	12,703

Amortization of acquired intangible assets	50	133
Non-GAAP net income (loss)	$16,973	$(12,452)
Weighted-average shares outstanding used in computing net income (loss) per share, basic	265,584	256,903
Non-GAAP net income (loss) per common share attributable to common stockholders, basic	$0.06	$(0.05)
Weighted-average shares outstanding used in computing net income (loss) per share, diluted	281,344	256,903
Non-GAAP net income (loss) per common share, diluted	$0.06	$(0.05)

Free cash flow and adjusted free cash flow:
Net cash provided by operating activities	$18,560	$(2,910)
Purchase of property and equipment	(1,625)	(638)
Capitalized internal-use software	(2,683)	(2,288)
Free cash flow	$14,252	$(5,836)
Litigation settlement (3)	—	12,000
Adjusted free cash flow	$14,252	$6,164
(1) Employer payroll tax related to stock-based compensation for the periods ended April 30, 2023 and 2022 was immaterial as it relates to the impact to gross profit.
(2) Includes $0.8 million and $0.2 million of employer payroll tax related to stock-based compensation expense for the periods ended April 30, 2023 and 2022, respectively.
(3) On February 25, 2022, we and Opal Labs Inc. (“Opal”) agreed to settle all outstanding claims with respect to Opal’s complaints alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act, among other claims. The settlement amount was recorded as a one-time operating expense charge in fiscal year 2022, which was paid in fiscal year 2023.

Liquidity and Capital Resources
Overview
As of April 30, 2023, our principal sources of liquidity were $186.2 million of cash and cash equivalents and $418.2 million of highly liquid marketable securities. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.
Letters of Credit and Restricted Cash
In April 2023, we terminated our credit facility with SVB, while keeping our existing letters of credit in lieu of deposits on certain leases. As we no longer have a credit facility with SVB, we were required to collateralize these letters of credit with cash, totaling approximately $1.2 million, which we therefore have classified within restricted cash. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.
In April 2023, we entered into a cash collateral agreement with J.P. Morgan Bank in support of a letter of credit facility, through which approximately $3.4 million is outstanding as of April 30, 2023. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.
Material Cash Requirements
Our expected material cash requirements consist of contractually obligated expenditures. We have agreements in place with data and service providers that require us to make certain minimum guaranteed purchase commitments through fiscal year 2028 which totaled $220.9 million as of January 31, 2023, of which $86.9 million is due within twelve months. We had no other material changes to the purchase commitments as of April 30, 2023. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2028.

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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$18,560	$(2,910)
Net cash used in investing activities	$(28,577)	$(192,119)
Net cash provided by financing activities	$12,692	$6,518
Our net income (loss) and cash flows provided by (used in) operating activities are influenced significantly by our investments in headcount to support growth and in costs of revenue to deliver our services. During the first quarter of fiscal 2024, our shift into net income is the result of our increased subscription revenue and related billings, as well as the amount of non-cash charges that we incur. Non-cash charges primarily include depreciation and amortization, stock-based compensation, and non-cash lease expense. Our largest source of operating cash is cash collections from customers using our Unified-CXM Platform and related services. Our primary uses of cash from operating activities are for employee-related costs, costs to deliver our revenue and marketing expenses.
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
Operating Activities
For the three months ended April 30, 2023, cash provided by operating activities was $18.6 million, which consisted of net income of $2.8 million, adjusted for non-cash expenses of $11.0 million and $4.8 million of net cash flows provided as a result of changes in operating assets and liabilities. The $4.8 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $28.1 million decrease in accounts receivable due to increased collections and a $8.4 million decrease in prepaid expenses and other current assets due to the decrease in prepaid hosting and data costs. These increases to cash flow from operations were partially offset by (i) a $20.1 million decrease in accrued expenses and other current liabilities $24.6 million primarily due to the timing of bonus and commission payments, (ii) a $8.2 million decrease in accounts payable due to timing of vendor payments and (iii) a $2.7 million decrease in deferred revenue as a result of revenue recognized on the deferred revenue balances at the beginning of the fiscal year.
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

Investing Activities
For the three months ended April 30, 2023, cash used in investing activities was $28.6 million and was primarily the result of $102.5 million of purchases of marketable securities, $2.7 million in capitalized internal-use software costs and $1.6 million in capital expenditures. These decreases to cash flow from investing activities were partially offset by $77.8 million of maturities of marketable securities.
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
Financing Activities
For the three months ended April 30, 2023 and 2022, cash provided by financing activities consisted solely of proceeds from the exercise of stock options of $12.7 million and $6.5 million, respectively.

Critical Accounting Estimates
Our interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Critical accounting estimates are those estimates that, in accordance with U.S. GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition and stock-based compensation expense. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.
Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included in Part I, Item 1 of this Form 10-Q for a discussion of our significant accounting policies. There have been no material changes to our critical accounting policies and accounting estimates as compared to those disclosed in the 2023 10-K.
Recent Accounting Pronouncements
Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included in Part I, Item 1 of this Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) foreign exchange risk related to transactions and earnings in currencies other than the U.S. dollar; and (ii) interest rate risk due to changes in the relationship between the interest rates on our assets. There were no material changes in these market risks since January 31, 2023, as disclosed in the 2023 10-K.

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
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2023. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of April 30, 2023 as a result of a material weakness that existed in our internal control over financial reporting as described below.

Material Weakness in Internal Control Over Financial Reporting
In connection with the preparation of our financial statements as of and for the year ended January 31, 2023, we identified a material weakness related to the ineffective controls over our process to manage and record commissions. Specifically, we did not design and/or implement process level controls to:
(i)ensure sufficient user-acceptance testing was performed in the configuration of commission calculations within our commission software;
(ii)identify all relevant data elements (or inputs) used in our commission calculations; and
(iii)ensure data inputs used in our commission calculations are complete and accurate.
The material weakness resulted in several immaterial errors that were corrected in the financial statements for the year ended January 31, 2023.
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
While we have initiated a remediation plan to remediate this material weakness, these actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. As of April 30, 2023, management has continued with the remediation efforts described above. We are committed to the continuous improvement of our internal control over financial reporting and will continue to review the internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
Other than as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to Note 8, Commitments and Contingencies - Legal Matters, included in Part I, Item 1 of this Form 10-Q for a description of current legal proceedings.

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
•Reductions in information technology spending could limit our ability to grow our business and adversely affect our results of operations and financial condition.
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
Our revenue was $173.4 million and $145.0 million for the periods ended April 30, 2023 and 2022, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We have incurred significant net losses in recent years, including a net loss of $55.7 million for the year ended January 31, 2023. We had an accumulated deficit of $493.8 million and $496.6 million as of April 30, 2023 and January 31, 2023, respectively. We expect that our costs will increase over time and our losses may continue, as we expect to invest significant additional funds in our business and incur costs relating to operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:
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
Our business and results of operations depend on demand for information technology generally and for Unified-CXM solutions in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the United States or internationally, including resulting from a global or domestic recession or the fear thereof, inflation, rising interest rates, financial and credit market fluctuations, international trade relations, public health crises (such as the COVID-19 pandemic), lower corporate earnings, reduction in business confidence and activity, political turmoil, natural disasters or catastrophes or geopolitical tensions, such as the Russia-Ukraine war, could cause a decrease in business investments, including spending on information technology generally. To the extent that weak economic conditions cause our existing customers or potential customers to reduce their budget for Unified-CXM solutions or to perceive spending on such systems as discretionary, demand for our Unified-CXM platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, results of operations and financial condition.
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
In the ordinary course of our business, we may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) proprietary and confidential data, including personal data, intellectual property, and trade secrets, of ours or our customers (collectively, confidential information). Use of our Unified-CXM platform also involves processing our customers’ information, including personal data regarding their customers, employees or other individuals.

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
Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), volumetric or application-level denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, misconfiguration, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, adverse weather events, man-made disasters and other similar threats. In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Furthermore, our services are critical to the internal processes of a large number of companies worldwide and, as a result, if our products are compromised, a significant number or, in some instances, all of our customers and their data could be simultaneously affected, which could cause serious disruption and harm. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be significant. Our remote workforce poses increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including while working from home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may also discover security issues that were not identified during due diligence of such acquired or integrated entities, and it may be difficult to integrate other companies into our information technology environment and security program.
We rely upon third-party service providers and technologies to operate critical business systems to process confidential information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. While we require our third-party service providers who process confidential information on our behalf to meet certain security requirements and give contractual commitments to us regarding their data processing activities, our ability to monitor these third parties’ information security practices is limited, and despite such assurance and commitments, these third parties may not have, or may not continue to have, adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages or protect our reputation, or we may be unable to recover any such awarded damages. Moreover, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services.
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

We operate our products for the benefit of our customers who have documented responsibilities to maintain certain security controls, such as provisioning and deprovisioning users, in their respective environments without oversight or control by us. Our customers may weaken or incorrectly configure security controls provided by us to maintain the security of their environments, resulting in a loss of confidentiality or integrity of such customer’s data or processes. Such an event also may result in a compromise to our information technology systems or a security incident, or public disclosures and negative publicity for us and such customer, which may have a negative impact on our ability to achieve our corporate goals and could adversely affect our business, reputation, results of operations and financial condition. Such an event may also result in a compromise to our information technology systems or a security incident. Additionally, the reliability and continuous availability of our platform is critical to our success. However, software such as ours can contain errors, defects, security vulnerabilities, or software bugs that are difficult to detect and correct, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such fix may be difficult to push out to our customers or otherwise be delayed.
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
Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, and may have interoperability difficulties with our Unified-CXM platform or other products. We have in the past experienced delays in our internally planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We also have invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our Unified-CXM platform. However, we may not be able to integrate these acquisitions successfully or achieve the expected benefits of such acquisitions. If we are unable to successfully develop, acquire or integrate new products, features and functionality, or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, or if a customer is not satisfied with the quality of work performed by us or with the technical support services rendered, we could incur additional costs to address the situation, and our business, results of operations and financial condition could be adversely affected.
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
Our top 10 customers accounted for 14% and 14% of our subscription revenue in the fiscal years ended January 31, 2023 and 2022, respectively. The majority of our customer base consists of large enterprises, many of which have high subscription amounts to our Unified-CXM platform. For all periods presented, we have relied on sales of our Unified-CXM platform to large enterprises for a significant majority of our revenue. Accordingly, the loss of any one of our customers could have a relatively higher impact on our business and results of operations than the loss of a client in businesses that have a broader client base where each client contributes to a smaller portion of revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our total revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our Unified-CXM platform or use our Unified-CXM platform in a more limited capacity, our business, results of operations and financial condition could be adversely affected.
Real or perceived defects or errors on our platform could harm our reputation, result in significant costs to us, and impair our ability to sell subscriptions to our platform and related services.
The software underlying our platform is complex and may contain material defects or errors, particularly when first introduced or when new features or capabilities are released. In addition, the functionality of our platform depends on the ability of our software to store, retrieve, process, and manage immense amounts of data, including personal data. Any real or perceived defects, errors, failures, bugs or vulnerabilities on our Unified-CXM platform could result in negative publicity, cybersecurity breaches and other data security, privacy, access, retention and performance issues, as well as customer terminations. Such issues may impair our ability to sell subscriptions to our Unified-CXM platform and related services in the future. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after code has been released for external or internal use. The costs incurred in correcting any defects in our Unified-CXM platform may be substantial and could adversely affect our results of operations. For example, we may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Although we continually test our Unified-CXM platform for defects and work with customers through our customer support organization to identify and correct errors, we have from time to time found defects or errors on our Unified-CXM platform, and defects or errors on our Unified-CXM platform are likely to occur again in the future. Any defects that cause interruptions to the availability of our Unified-CXM platform or other performance issues could result in, among other things:
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
A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our Unified-CXM platform. For each of the years ended January 31, 2023 and 2022, our research and development expenses were at least 10% of our revenue. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.
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
Our success depends, in part, on our ability to expand our Unified-CXM platform and grow our business in response to changing technologies, customer demands and competitive pressures. We have in the past, and we may in the future, attempt to do so through strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets that we believe could complement, expand or enhance our Unified-CXM platform or otherwise offer growth opportunities. We also may enter into relationships with other businesses to expand our Unified-CXM platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Identifying and negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. We cannot predict the number, timing or size of these transactions. These transactions, even if announced, may not be completed.

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
During the period ended April 30, 2023, approximately 39% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.
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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of April 30, 2023, we owned 36 U.S. issued patents and 11 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
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
In the ordinary course of business, we process confidential information and personal data. Additionally, our customers can utilize our Unified-CXM platform to use, collect, manage, store, transmit and otherwise process personal data and/or confidential information of their employees, customers, partners and other individuals. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of confidential information and personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws, including wiretapping laws. For example, various privacy laws and other obligations may require us to obtain consents to process personal data in certain circumstances. Our inability or failure to do so could result in adverse consequences. As another example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA applies to the personal data of consumers, business representatives and employees, and allows for statutory fines for noncompliance (up to $7,500 per violation) and a private right of action for certain data breaches. In addition, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy and security laws. For example, comprehensive privacy laws will take effect in Virginia, Colorado, Connecticut, and Utah in 2023. While these new laws share similarities with the CCPA, these laws, as well as other similar state or federal laws and other future changes in laws or regulations relating to data privacy and security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant, may result in further uncertainty with respect to data privacy and security issues, and will require us to incur additional resource, costs and expenses in an effort to comply. The enactment of such laws has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to personal data than federal, international or other state laws, which may complicate compliance efforts. The federal government is also considering comprehensive privacy legislation, although little traction has been made with this. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. In Europe, there is a proposed regulation related to artificial intelligence that, if adopted, could impose onerous obligations related to the development and use of AI-related systems.
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
Europe and other jurisdictions have enacted laws requiring data to be localized in some limited circumstances or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries who do not have an adequacy decision from the European Commission or the International Commissioner’s Office, and there are rigorous restrictions regarding transfers of personal data from China. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to enable the transfer of personal data from the EEA and UK to the United States in compliance with the law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the prohibition on further transfers, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. For example, some European regulators have prevented or significantly restricted some companies from transferring certain personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
We may also become subject to new laws in the EEA that regulate cybersecurity and non-personal data, such as the European Data Act. Depending on how these laws are interpreted, we may have to adapt our business practices and products to comply with such obligations.

UK and European data privacy regulations in relation to electronic communications also require opt-in consent to send marketing emails or other electronic communications or for the use of cookies and the data obtained using cookies and similar technologies for advertising, analytics and certain other purposes – activities on which our products and marketing strategies rely. Enforcement of these requirements has increased, and a new regulation proposed in the European Union, known as the ePrivacy Regulation, makes these requirements, as well as requirements around tracking technologies, such as cookies, more stringent and increases the penalties for violating them. Such restrictions could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our business.
We rely on data obtained from third-party data suppliers, but the sale of data to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining information from third parties carries risk to us as a data purchaser. Regulators are increasingly scrutinizing the activities of third-party data suppliers, and laws in the United States (including the CCPA) and other jurisdictions, such as Europe (including GDPR, ePrivacy Directive), are likewise regulating such activity. These laws pose additional, material compliance risks to such suppliers, and such suppliers may not be able to provide personal data in compliance with these laws. Such laws may make it difficult for our suppliers to provide the data as the costs associated with the data materially increase. For example, some data suppliers are required to register as data brokers under California and Vermont law and file reports with regulators, which exposes them to increased scrutiny. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, provided appropriate notice to data subjects, obtained necessary consents, or established a legal basis for the transfer and processing of the data by us.
In addition to data privacy and security laws, our contractual obligations relating to data privacy and security have become increasingly stringent due to changes in data privacy and security and the expansion of our service offerings. For example, certain data privacy and security laws, such as the GDPR and the CCPA, require us to impose specific contractual restrictions on our service providers.
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
Furthermore, because data security and privacy are critical competitive factors in our industry, we make numerous statements in our privacy policies and terms of service, through our certifications to certain industry standards and in our marketing materials that provide assurances about the security and privacy practices of our Unified-CXM platform, including detailed descriptions of security measures we employ. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even though circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings by the U.S. Federal Trade Commission, federal, state and foreign regulators, our customers and private litigants, which could adversely affect our business, reputation, results of operations and financial condition.
Business partners and other third parties with a strong influence on how consumers interact with our products, such as Apple, Google, Meta and Mozilla, may create new privacy controls or restrictions on their products and platforms, limiting the effectiveness of our services.

With obligations relating to data privacy and security imposing new and stringent obligations, and with some uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if the third parties we work with, such as our vendors or third-party service providers, violate applicable laws, rules or regulations or our policies, such violations also may put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our third-party service providers to comply with our data privacy or security obligations to customers or other third parties, or any of our other legal obligations relating to data privacy or security, may result in governmental investigations or inquiries (which have occurred in the past and may occur in the future), enforcement actions, litigation, disputes or other claims, indemnification requests, restrictions on providing our services, claims or public statements against us by privacy advocacy groups or others, adverse press and widespread negative publicity, reputational damage, significant liability or fines and the loss of the trust of our customers, any of which could have a material adverse effect on our business, results of operations and financial condition.
The cost of compliance with, and other burdens imposed by, laws, rules, regulations and other obligations relating to data privacy and security applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process personal information from their employees, customers and partners, which could limit the use, effectiveness and adoption of our Unified-CXM platform and reduce overall demand. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption, effectiveness or use of our applications.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the listing standards of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We also are continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. In addition, pursuant to Section 404 of the Sarbanes Oxley-Act, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to furnish a report on, among other things, the effectiveness of our internal control over financial reporting, and we are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.
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
In connection with the preparation of our financial statements for the year ended January 31, 2023, we identified a material weakness in our process to manage and record commission and bonus expense. We found that we did not design or maintain effective controls over commission expense. Specifically, we did not design and/or implement process level controls to (i) ensure sufficient user-acceptance testing was performed in the configuration of commission calculations within our commission software, (ii) identify all relevant data elements (or inputs) used in our commission calculations and (iii) ensure data inputs used in our commission calculations were complete and accurate.
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
•general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of recent bank closures, public health crises or geographical tensions and wars, such as the Russia-Ukraine war; and
•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of April 30, 2023 beneficially held approximately 50.2% of our outstanding capital stock, but controlled approximately 91.0% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.
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
As of April 30, 2023, our directors, executive officers and their respective affiliates beneficially owned, in the aggregate, approximately 97.4% of our Class B common stock, and controlled approximately 88.6% of the voting power of our outstanding capital stock. As a result, our directors, executive officers and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction.
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the Russia-Ukraine war has also added to the extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, rising inflation and other macroeconomic pressures in the U.S. and the global economy could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of recent bank closures, public health crises, or political unrest, war or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced marketing budgets for our customers and potentially less demand for our platform. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.
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
In June 2021, we completed our initial public offering (“IPO”), in which we issued and sold 18,287,500 shares of our Class A common stock, including 1,662,500 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, resulting in net proceeds to us of $276.0 million after deducting underwriting discounts, commissions and other offering expenses.
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

Sprinklr, Inc.

Date: June 5, 2023	By:	/s/ Ragy Thomas
Ragy Thomas
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: June 5, 2023	By:	/s/ Manish Sarin
Manish Sarin
Chief Financial Officer
(Principal Financial and Accounting Officer)