Form 10-Q
period 2023-07-31
Sprinklr, Inc.
filed 2023-09-06
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2023, the registrant had 136,746,681 shares of Class A common stock and 133,727,259 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also use Sprinklr’s blog and the following social media channels as a means of disclosing information about the company, our products, our planned financials and other announcements and attendance at upcoming investor and industry conferences, and other matters. This is in compliance with our disclosure obligations under Regulation FD:
•Sprinklr Company Blog (http://sprinklr.com/blog)
•Sprinklr LinkedIn Page (http://www.linkedin.com/company/sprinklr)
•Sprinklr X (formerly known as Twitter) Account (https:/x.com/sprinklr)
•Sprinklr Facebook Page (https://www.facebook.com/sprinklr/)
•Sprinklr Instagram Page (https://www.instagram.com/sprinklr)
In addition, investors and others can view Sprinklr videos on YouTube (https://www.YouTube.com/c/sprinklr).
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
These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses and other operating results;
•our ability to acquire new customers and successfully engage new and existing customers;
•our ability to achieve and maintain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategies for our Unified-CXM platform;
•the estimated addressable market opportunity for our Unified-CXM platform;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of unstable market and economic conditions, including as a result of increases in inflation rates, higher interest rates, recent bank closures or instability, public health crises and geopolitical actions, such as war and terrorism or the perception that such hostilities may be imminent, on our business, financial condition and share price;
•our ability to compete effectively with existing competitors and new market entrants;
•our ability to seek and find replacement credit arrangements; and
•the growth rates of the markets in which we compete.
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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	July 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$147,683	$188,387
Marketable securities	480,725	390,239
Accounts receivable, net of allowance for doubtful accounts of $3.6 million and $3.2 million, respectively	177,442	205,038
Prepaid expenses and other current assets	72,039	78,865
Total current assets	877,889	862,529
Property and equipment, net	27,622	22,885
Goodwill and other intangible assets	50,254	50,349
Operating lease right-of-use assets	30,094	15,725
Other non-current assets	86,794	73,503
Total assets	$1,072,653	$1,024,991

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$22,791	$30,101
Accrued expenses and other current liabilities	70,800	97,524
Operating lease liabilities, current	6,868	7,134
Deferred revenue	322,944	324,140
Total current liabilities	423,403	458,899
Deferred revenue, non-current	488	1,371
Deferred tax liability, non-current	1,303	1,289
Operating lease liabilities, non-current	24,984	9,633
Other liabilities, non-current	5,189	4,467
Total liabilities	455,367	475,659
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 136,474,973 and 119,477,713 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	4	3
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 133,843,052 and 144,263,658 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively	4	6
Treasury stock, at cost, 14,130,784 and 14,130,784 shares as of July 31, 2023 and January 31, 2023, respectively	(23,831)	(23,831)
Additional paid-in capital	1,128,689	1,074,149
Accumulated other comprehensive loss	(4,262)	(4,384)
Accumulated deficit	(483,318)	(496,611)
Total stockholders’ equity	617,286	549,332
Total liabilities and stockholders’ equity	$1,072,653	$1,024,991
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
Subscription	$163,452	$133,075	$321,117	$260,395
Professional services	15,013	17,555	30,711	35,213
Total revenue	178,465	150,630	351,828	295,608
Costs of revenue:
Costs of subscription	27,783	25,402	55,259	50,510
Costs of professional services	15,684	16,757	30,145	33,370
Total costs of revenue	43,467	42,159	85,404	83,880
Gross profit	134,998	108,471	266,424	211,728
Operating expense:
Research and development	24,323	19,989	45,084	37,323
Sales and marketing	80,118	86,942	169,320	173,880
General and administrative	25,068	23,215	49,724	45,328
Total operating expense	129,509	130,146	264,128	256,531
Operating income (loss)	5,489	(21,675)	2,296	(44,803)
Other income (expense), net	7,237	(84)	11,996	211
Income (loss) before provision for income taxes	12,726	(21,759)	14,292	(44,592)
Provision for income taxes	2,241	2,168	999	4,623
Net income (loss)	$10,485	$(23,927)	$13,293	$(49,215)
Net income (loss) per share, basic	$0.04	$(0.09)	$0.05	$(0.19)
Weighted average shares used in computing net income (loss) per share, basic	268,900	258,785	267,271	257,860
Net income (loss) per share, diluted	$0.04	$(0.09)	$0.05	$(0.19)
Weighted average shares used in computing net income (loss) per share, diluted	283,853	258,785	282,951	257,860
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net income (loss)	$10,485	$(23,927)	$13,293	$(49,215)
Foreign currency translation adjustments	(127)	(995)	68	(3,042)
Unrealized (losses) gains on investments, net of tax	(41)	(169)	54	(1,305)
Total comprehensive income (loss), net of tax	$10,317	$(25,091)	$13,415	$(53,562)
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at April 30, 2023	267,531	$9	$1,100,571	14,131	$(23,831)	$(4,094)	$(493,803)	$578,852
Stock-based compensation - equity classified awards	—	—	15,489	—	—	—	—	15,489
Exercise of stock options and vesting of restricted stock units	2,259	—	8,658	—	—	—	—	8,658
Issuance of common shares upon ESPP purchases	528	—	3,970	—	—	—	—	3,970
Other adjustment	—	(1)	1	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(168)	—	(168)
Net income	—	—	—	—	—	—	10,485	10,485
Balance at July 31, 2023	270,318	$8	$1,128,689	14,131	$(23,831)	$(4,262)	$(483,318)	$617,286

Balance at April 30, 2022	257,945	$8	$1,001,102	14,131	$(23,831)	$(4,003)	$(466,918)	$506,358
Stock-based compensation - equity classified awards	—	—	16,624	—	—	—	—	16,624
Exercise of stock options and vesting of restricted stock units	1,051	—	3,911	—	—	—	—	3,911
Issuance of common shares upon ESPP purchases	717	1	6,212	—	—	—	—	6,213
Other comprehensive loss	—	—	—	—	—	(1,164)	—	(1,164)
Net loss	—	—	—	—	—	—	(23,927)	(23,927)
Balance at July 31, 2022	259,713	$9	$1,027,849	14,131	$(23,831)	$(5,167)	$(490,845)	$508,015

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2023	263,741	$9	$1,074,149	14,131	$(23,831)	$(4,384)	$(496,611)	$549,332
Stock-based compensation - equity classified awards	—	—	29,219	—	—	—	—	29,219
Exercise of stock options and vesting of restricted stock units	6,049	—	21,350	—	—	—	—	21,350
Issuance of common shares upon ESPP purchases	528	—	3,970	—	—	—	—	3,970
Other adjustment	—	(1)	1	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	122	—	122
Net income	—	—	—	—	—	—	13,293	13,293
Balance at July 31, 2023	270,318	$8	$1,128,689	14,131	$(23,831)	$(4,262)	$(483,318)	$617,286

Balance at January 31, 2022	256,481	$8	$982,122	14,131	$(23,831)	$(820)	$(441,630)	$515,849
Stock-based compensation - equity classified awards	—	—	29,086	—	—	—	—	29,086
Exercise of stock options and vesting of restricted stock units	2,515	—	10,429	—	—	—	—	10,429
Issuance of common shares upon ESPP purchases	717	1	6,212	—	—	—	—	6,213
Other comprehensive loss	—	—	—	—	—	(4,347)	—	(4,347)
Net loss	—	—	—	—	—	—	(49,215)	(49,215)
Balance at July 31, 2022	259,713	$9	$1,027,849	14,131	$(23,831)	$(5,167)	$(490,845)	$508,015
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2023	2022
Cash flow from operating activities:
Net income (loss)	$13,293	$(49,215)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,329	5,502
Bad debt expense	1,149	1,484
Stock-based compensation expense, net of amounts capitalized	28,175	28,711
Non-cash lease expense	2,998	3,002
Deferred income taxes	(3,402)	—
Net amortization/accretion on marketable securities	(7,998)	577
Other non-cash items, net	39	—
Changes in operating assets and liabilities:
Accounts receivable	26,474	18,452
Prepaid expenses and other current assets	7,917	14,245
Other non-current assets	(4,874)	(393)
Accounts payable	(7,897)	22,618
Operating lease liabilities	(2,896)	(3,730)
Accrued expenses and other current liabilities	(25,632)	(18,714)
Litigation settlement	—	(12,000)
Deferred revenue	(2,156)	(6,280)
Other liabilities	616	(1,285)
Net cash provided by operating activities	33,135	2,974
Cash flow from investing activities:
Purchases of marketable securities	(288,727)	(448,083)
Sales of marketable securities	380	2,838
Maturities of marketable securities	205,911	267,699
Purchases of property and equipment	(4,413)	(2,352)
Capitalized internal-use software	(5,744)	(5,016)
Net cash used in investing activities	(92,593)	(184,915)
Cash flow from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	21,350	10,429
Proceeds from issuance of common stock upon ESPP purchases	3,970	6,213
Net cash provided by financing activities	25,320	16,642
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(89)	(1,919)
Net change in cash, cash equivalents and restricted cash	(34,227)	(167,218)
Cash, cash equivalents and restricted cash at beginning of period	188,387	321,426
Cash, cash equivalents and restricted cash at end of period	$154,160	$154,208

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$2,999	$2,885

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$17,345	$2,763
Accrued purchases of property and equipment	$1,008	$1,375
Stock-based compensation expense capitalized in internal-use software	$1,544	$875
Accrued for asset retirement obligation	$119	$—
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
The Company was incorporated in Delaware in 2011 and is headquartered in New York, New York, USA with 19 operating subsidiaries globally.

2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2023, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2023 are not necessarily indicative of the results to be expected for the year ending January 31, 2024 or for any other interim period or for any other future year.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Segments
The Company operates in one segment because the Company’s offerings operate on its single Customer Experience Management Platform, the Company’s products are deployed in a similar way, and the Company’s chief operating decision maker (“CODM”), the chief executive officer, evaluates the Company’s financial information and assesses the performance of the Company on a consolidated basis. The CODM does not receive discrete financial information about asset allocation, expense allocation or profitability by product or geography. Because the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows:

(in thousands)	July 31, 2023	January 31, 2023
Cash and cash equivalents	$147,683	$188,387
Restricted cash included in prepaid expenses and other current assets(1)	1,495	—
Restricted cash included in other non-current assets(2)	4,982	—
Total cash, cash equivalents and restricted cash	$154,160	$188,387
(1)Consists primarily of cash that is restricted and is associated with certain credit card programs.
(2)Consists primarily of collateral for letters of credit issued in lieu of deposits on certain leases and customer contracts, as well as security deposits in lieu of letters of credit for customer contracts.
Concentration of Risk and Significant Customers
The Company’s financial instruments that are potentially subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits generally exceed federally insured limits.
To manage credit risk related to accounts receivable, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors, including customers’ credit risk and historical loss experience. The Company’s accounts receivable are derived from invoiced customers located primarily in North America and Europe.
No single customer accounted for more than 10% of total revenue in the three and six months ended July 31, 2023 and 2022.
In addition, the Company relies upon third-party hosted infrastructure partners globally to serve customers and operate certain aspects of its services, such as environments for development testing, training, sales demonstrations, and production usage. Given this, any disruption of or interference at the Company’s hosted infrastructure partners would impact the Company’s operations and could adversely impact its business.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, with subsequent amendments, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Topic 326”). The Company adopted Topic 326 on January 31, 2023, with an effective date of February 1, 2022, which amended the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company utilized the modified-retrospective approach at adoption, under which prior period comparable financial information was not adjusted. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

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
Capitalized costs to obtain customer contracts as of July 31, 2023 were $115.8 million, of which $42.0 million is included in prepaid expenses and other current assets and $73.8 million within other non-current assets. Capitalized costs to obtain customer contracts as of January 31, 2023 were $113.5 million, of which $44.1 million is included in prepaid expenses and other current assets and $69.4 million within other non-current assets.
During the three months ended July 31, 2023 and 2022, the Company amortized $12.2 million and $11.2 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense. During the six months ended July 31, 2023 and 2022, the Company amortized $24.2 million and $22.2 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
Deferred Revenue
Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. The Company recognized revenue of $148.3 million and $128.4 million for the three months ended July 31, 2023, and 2022, respectively, and $235.9 million and $199.4 million for the six months ended July 31, 2023, and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. At July 31, 2023 and January 31, 2023, contract assets were $3.7 million and $4.8 million, respectively, and were included in prepaid expenses and other current assets.
Remaining Performance Obligation
Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. As of July 31, 2023, the Company’s RPO was $806.4 million, approximately $510.4 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.
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

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Americas	$105,275	$96,818	$210,917	$190,356
EMEA	55,807	42,719	110,027	83,452
Other	17,383	11,093	30,884	21,800
	$178,465	$150,630	$351,828	$295,608

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The United States was the only country that represented more than 10% of the Company’s revenues. The following table represents the revenue in the United States for the three and six months ended July 31, 2023 and 2022.

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
United States	$101,338	$90,919	$199,405	$178,508

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets:

	July 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$77,529	$2	$(90)	$77,441
Municipal bonds	7,644	—	(10)	7,634
U.S. government and agency securities	162,564	18	(232)	162,350
Certificates of deposit	56,016	2	(57)	55,961
Commercial paper	177,605	16	(282)	177,339
Marketable securities	$481,358	$38	$(671)	$480,725

	January 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$39,922	$8	$(68)	$39,862
Municipal bonds	12,429	22	—	12,451
U.S. government and agency securities	128,898	6	(367)	128,537
Certificates of deposit	59,546	28	(155)	59,419
Commercial paper	150,131	41	(202)	149,970
Marketable securities	$390,926	$105	$(792)	$390,239
As of July 31, 2023 and January 31, 2023, the maturities of available-for-sale marketable securities did not exceed 12 months. Interest income from cash and cash equivalents and marketable securities was $7.9 million and $13.9 million for the three and six months ended July 31, 2023, respectively, and $1.2 million and $1.6 million for the three and six months ended July 31, 2022, respectively.
The estimated fair value of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, was $422.8 million and $220.9 million as of July 31, 2023 and January 31, 2023, respectively. There are no expected credit losses that have been recorded against the Company’s investment securities as of July 31, 2023 and January 31, 2023.
Unrealized losses on the Company’s debt securities are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase, and the strength of the underlying collateral, if any.
Refer to Note 5, Fair Value Measurements, for information about the fair value of the Company’s fair value hierarchy for short-term marketable securities.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of July 31, 2023 and January 31, 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	July 31, 2023				January 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents:
Money market funds	$52,431	$—	$—	$52,431	$73,851	$—	$—	$73,851
Corporate bonds	—	2,404	—	$2,404	—	—	—	—
Marketable Securities:
Corporate bonds	—	77,441	—	77,441	—	39,862	—	39,862
Municipal bonds	—	7,634	—	7,634	—	12,451	—	12,451
U.S. government and agency securities	—	162,350	—	162,350	—	128,537	—	128,537
Certificates of deposit	—	55,961	—	55,961	—	59,419	—	59,419
Commercial paper	—	177,339	—	177,339	—	149,970	—	149,970
Total financial assets	$52,431	$483,129	$—	$535,560	$73,851	$390,239	$—	$464,090
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
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. government and agency securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities, as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of July 31, 2023 and January 31, 2023, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of July 31, 2023 and January 31, 2023, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of July 31, 2023 and January 31, 2023, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	July 31, 2023	January 31, 2023
Prepaid hosting and data costs	$1,300	$12,168
Prepaid software costs	8,608	6,079
Prepaid marketing	2,998	1,660
Capitalized commissions costs, current portion	42,019	44,051
Contract assets	3,683	4,785
Security deposits, short-term	3,219	3,136
Taxes recoverable	3,399	2,327
Restricted cash	1,495	—
Prepaid employee benefits	2,511	1,582
Other	2,807	3,077
Prepaid expenses and other current assets	$72,039	$78,865
Depreciation and Amortization Expense
Depreciation and amortization expense consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Depreciation and amortization expense	$1,548	$1,677	$3,039	$3,012
Amortization expense for capitalized internal-use software	$2,262	$1,327	$4,290	$2,490
The Company capitalized internal-use software costs, including stock-based compensation, of $3.9 million and $3.4 million for the three months ended July 31, 2023 and 2022, respectively, and $7.3 million and $5.9 million for the six months ended July 31, 2023 and 2022, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 31, 2023	January 31, 2023
Bonuses	$12,714	$25,057
Commissions	11,319	27,866
Employee liabilities (1)	18,034	16,374
Purchased media costs (2)	1,907	2,965
Accrued restructuring costs (3)	350	4
Accrued sales and use tax liability	7,272	7,336
Accrued income taxes	4,653	3,139
Accrued deferred contract credits	2,847	1,733
Vendor and travel costs payable	4,090	4,132
Professional services	767	784
Asset retirement obligation	969	1,011
Withholding taxes payable	1,287	2,702
Other	4,591	4,421
Accrued expenses and other current liabilities	$70,800	$97,524
(1) Includes $1.3 million and $1.4 million of accrued employee contributions under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) at July 31, 2023 and January 31, 2023, respectively.
(2) Purchased media costs consist of amounts owed to the Company’s vendors for the purchase of advertising space on behalf of its customers.
(3) In February 2023, the Company implemented an approved plan for restructuring its global workforce by approximately 4% to reduce operating costs and better align its workforce with the needs of its business. The majority of the associated costs, including severance and benefits, were incurred in the first half of fiscal 2024. For the six months ended July 31, 2023, the Company incurred a total of $4.4 million in restructuring costs of which $4.2 million and $0.2 million are recorded within sales and marketing expense and general and administrative expense, respectively, on the Company’s condensed consolidated statements of operations. As of July 31, 2023, $4.0 million had been paid and the remaining $0.4 million is recorded within accrued restructuring costs and is expected to be paid in the second half of fiscal 2024.

7. Leases
The Company has operating leases for corporate offices under non-cancelable operating leases with various expiration dates. There are no finance leases.
The components of lease expense were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$2,888	$1,948	$5,283	$3,795
Variable lease cost	307	268	609	572
Short-term lease cost	182	185	389	383
Total lease cost	$3,377	$2,401	$6,281	$4,750
The weighted average remaining lease term and discount rate were as follows:

July 31, 2023
Weighted average remaining lease term (years)	6.34
Weighted average discount rate	10.76%

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, was as follows:

(in thousands)	July 31, 2023
Fiscal year ended January 31, 2024 (remaining six months)	$6,086
2025	7,504
2026	6,078
2027	5,508
2028	3,917
2029	3,413
Thereafter	12,912
Total minimum lease payments	45,418
Less: imputed interest	(13,566)
Total	$31,852

8. Commitments and Contingencies
Letters of Credit
In April 2023, the Company terminated its credit facility with Silicon Valley Bank (“SVB”), while keeping its existing letters of credit in lieu of deposits on certain leases. As the Company no longer has a credit facility with SVB, it was required to collateralize these letters of credit with cash, totaling approximately $1.3 million, which the Company has therefore classified within restricted cash. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.

During 2023, the Company entered into cash collateral agreements with J.P. Morgan Bank in lieu of a letter of credit facility, through which approximately $3.7 million is outstanding as of July 31, 2023. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. At July 31, 2023, the Company had no provision for liability under existing litigation.

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
The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and other forms of awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates, as permitted by law.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
In June 2021, the Company also adopted its ESPP, under which employees can purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of each offering period and (ii) the last trading day of each related offering period.
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the six months ended July 31, 2023 is as follows:

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual life
	(in thousands)		(in years)
Outstanding as of January 31, 2023	33,049	$6.11	6.6
Granted	1,512	12.85
Exercised	(3,860)	5.53
Cancelled/forfeited(1)	(3,065)	5.37
Expired	(7)	1.87
Outstanding as of July 31, 2023	27,629	$6.64	6.3
Exercisable as of July 31, 2023	21,806	$5.67	5.8
Vested and expected to vest as of July 31, 2023	26,655	$6.53	6.3
(1) 2,318,632 options tied to market conditions were cancelled during the second quarter as the applicable market conditions were not met by May 1, 2023.
Summary of Restricted Stock Unit Activity
A summary of the Company’s RSU activity for the six months ended July 31, 2023 is as follows:

	Number of restricted shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2023	9,400	$12.23
Granted	5,463	12.95
Released	(2,189)	12.74
Cancelled/forfeited	(933)	12.12
Outstanding as of July 31, 2023	11,741	$12.48
Performance-Based Stock Units
As of July 31, 2023, the Company had 1,330,000 PSUs outstanding. These awards vest over a five-year period if certain performance and market conditions are met. The performance condition was met in June 2021 and the market conditions have not yet been met as of July 31, 2023. If the market conditions are not met on or prior to January 28, 2026, the associated awards will not vest and will be subsequently cancelled.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Costs of subscription	$290	$389	$590	$798
Costs of professional services	405	779	808	1,402
Research and development	3,897	3,148	6,964	5,496
Sales and marketing	6,311	7,809	12,266	13,665
General and administrative	3,962	4,072	7,547	7,350
Stock-based compensation, net of amounts capitalized	14,865	16,197	28,175	28,711
Capitalized stock-based compensation	874	677	1,544	875
Total stock-based compensation	$15,739	$16,874	$29,719	$29,586
10. Net Income (Loss) Per Share
The Company has two classes of common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net income (loss) per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss) per share – basic:
Numerator:
Net income (loss)	$10,485	$(23,927)	$13,293	$(49,215)
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	268,900	258,785	267,271	257,860
Net income (loss) per common share, basic	$0.04	$(0.09)	$0.05	$(0.19)
Net income (loss) per share – diluted:
Numerator:
Net income (loss)	$10,485	$(23,927)	$13,293	$(49,215)
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	268,900	258,785	267,271	257,860
Weighted-average effect of diluted securities:
Stock options	11,259	—	11,128	—
RSUs	3,069	—	4,072	—
Common stock warrants	625	—	480	—
Weighted-average shares outstanding used in computing net income (loss) per share, diluted	283,853	258,785	282,951	257,860
Net income (loss) per common share, diluted	$0.04	$(0.09)	$0.05	$(0.19)

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Stock options	2,591	38,117	6,705	38,117
PSUs and other performance-based awards	1,330	2,295	1,330	2,295
RSUs	650	8,679	692	8,679
ESPP	164	139	321	139
Warrants to purchase common stock	—	2,500	—	2,500
Total shares excluded from net income (loss) per share	4,735	51,730	9,048	51,730

11. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended July 31, 2023 and 2022, the Company recorded an income tax provision of $2.2 million and $2.2 million, respectively. During the six months ended July 31, 2023 and 2022, the Company recorded an income tax provision of $1.0 million and $4.6 million, respectively.
The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets, partially offset by state taxes and the foreign tax rate differential on non-U.S. income. Additionally, following an assessment of the realizability of our deferred tax assets in Brazil and Japan, the Company released its previously established valuation allowances on these assets, resulting in a $3.3 million tax benefit being recorded during the three months ended April 30, 2023.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence. As of July 31, 2023, the Company continues to maintain a full valuation allowance against the deferred tax assets of the U.S. entity only.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

12. Related Party Transactions
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, our Founder, Chairman and Chief Executive Officer, in connection with the provision of digital training services to the Company’s employees and certain Sprinklr customers. The Company paid approximately $0.2 million to Lyearn in connection with the digital training services provided to employees for the six months ended July 31, 2023. There were no payments under this arrangement during each of the three months ended July 31, 2023 and 2022 and six months ended July 31, 2022. The Company paid approximately $0.1 million to Lyearn in connection with the digital training services provided to a customer during each of the six months ended July 31, 2023 and 2022 and three months ended July 31, 2023. There were no payments under this arrangement during the three months ended July 31, 2022.
The Company recognized expenses of $0.1 million during each of the three months ended July 31, 2023 and 2022 related to the arrangements. During the six months ended July 31, 2023 and 2022, the Company recognized expenses of $0.1 million and $0.2 million, respectively, related to the arrangements. As of July 31, 2023 and January 31, 2023, the Company had outstanding payables of $0.2 million and $0.4 million, respectively, related to the arrangements.
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

13. Subsequent Events
On August 2, 2023, the Company entered into a 10-year lease agreement for a new corporate headquarters for approximately 24,000 square feet of office space located in New York, NY. The Company has the option to extend the term for 60 months. The Company cannot take possession of the leased premises until the design and construction period ends, which is not anticipated until fiscal 2025. The annual lease payments will be approximately $2.6 million once the lease commences.

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
Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 80 countries and use our AI powered CXM platform which recognizes over 100 languages. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of July 31, 2023, we had 120 large customers, compared to 98 as of July 31, 2022.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decision.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenue that have not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that have not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. The aggregate transaction price of RPO expected to be recognized as revenue was $806.4 million and $596.0 million as of July 31, 2023 and 2022, respectively. The aggregate transaction price of cRPO expected to be recognized as revenue in the next 12 months was $510.4 million and $419.2 million as of July 31, 2023 and 2022, respectively.
RPO and cRPO as of July 31, 2022 have been reduced from $607.3 million and $429.2 million previously reported, respectively, to $596.0 million and $419.2 million, respectively, in order to correct the treatment of an immaterial number of contracts previously included in the calculations of RPO and cRPO.

Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes subscription revenue from new customers. Our net dollar expansion rate, on a trailing 12-month basis, was 120.0% and 124.6% for the 12-month periods ending July 31, 2023 and 2022, respectively.
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates, recent bank closures and the Russia-Ukraine war, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. While we have experienced growing inflationary pressures on the cost of wages, rent and data, the net result of the inflationary impacts and our efforts to mitigate these impacts have not been material to us during the periods included in this report.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Revenue:
Subscription	$163,452	$133,075	$321,117	$260,395
Professional services	15,013	17,555	30,711	35,213
Total revenue	178,465	150,630	351,828	295,608
Costs of revenue:
Costs of subscription (1)	27,783	25,402	55,259	50,510
Costs of professional services (1)	15,684	16,757	30,145	33,370
Total costs of revenue	43,467	42,159	85,404	83,880
Gross profit	134,998	108,471	266,424	211,728
Operating expense:
Research and development (1)	24,323	19,989	45,084	37,323
Sales and marketing (1)	80,118	86,942	169,320	173,880
General and administrative (1)	25,068	23,215	49,724	45,328
Total operating expense	129,509	130,146	264,128	256,531
Operating income (loss)	5,489	(21,675)	2,296	(44,803)
Other income (expense), net	7,237	(84)	11,996	211
Income (loss) before provision for income taxes	12,726	(21,759)	14,292	(44,592)
Provision for income taxes	2,241	2,168	999	4,623
Net income (loss)	$10,485	$(23,927)	$13,293	$(49,215)
(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Costs of subscription	$290	$389	$590	$798
Costs of professional services	405	779	808	1,402
Research and development	3,897	3,148	6,964	5,496
Sales and marketing	6,311	7,809	12,266	13,665
General and administrative	3,962	4,072	7,547	7,350
Stock-based compensation expense, net of amounts capitalized	$14,865	$16,197	$28,175	$28,711

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue:
Subscription	92%	88%	91%	88%
Professional services	8%	12%	9%	12%
Total revenue	100%	100%	100%	100%
Costs of revenue:
Costs of subscription	16%	17%	16%	17%
Costs of professional services	9%	11%	9%	11%
Total costs of revenue	25%	28%	25%	28%
Operating expense:
Research and development	14%	13%	13%	13%
Sales and marketing	45%	58%	48%	59%
General and administrative	14%	15%	14%	15%
Total operating expense	73%	86%	75%	87%
Operating income (loss)	2%	(14)%	0%	(15)%
Other income (expense), net	4%	0%	3%	0%
Income (loss) before provision for income taxes	6%	(14)%	3%	(15)%
Provision for income taxes	1%	1%	0%	2%
Net income (loss)	5%	(15)%	3%	(17)%

Comparison of the Three Months Ended July 31, 2023 and 2022

Revenue

	Three Months Ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Subscription	$163,452	$133,075	$30,377	23%
Professional services	15,013	17,555	(2,542)	(14)%
Total revenue	$178,465	$150,630	$27,835	18%
The increase in subscription revenue was primarily due to (i) an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform and (ii) an increase in demand for our solutions from new customers.
The decrease in professional services revenue was primarily due to decreases in implementation costs and managed services performed in the three months ended July 31, 2023 compared to the prior year period.
Costs of Revenue and Gross Margin

	Three Months Ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Costs of subscription revenue	$27,783	$25,402	$2,381	9%
Costs of professional services revenue	15,684	16,757	(1,073)	(6)%
Total costs of revenue	$43,467	$42,159	$1,308	3%
Gross margin - subscription	83%	81%
Gross margin - professional services	(4)%	5%
The increase in costs of subscription revenue was primarily due to higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a $1.5 million increase in our data costs. Also contributing to the increase in costs of subscription revenue was a $0.9 million increase in the amortization of capitalized research and development costs.
The decrease in costs of professional service revenue was primarily due to a $2.0 million decrease in subcontractor costs, which was partially offset by increases of $0.4 million in personnel costs, $0.2 million in travel and related expenses and $0.2 million in rent and facilities-related costs.
Gross margin for subscription increased by 2 percentage points, primarily driven by the growth in subscription revenue. Gross margin for professional services decreased by 9 percentage points, driven by investments in Sprinklr Service and our broader Contact Center as a Service (“CCaaS”) offering as we continue to scale that business.
Research and Development Expense

	Three Months Ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$24,323	$19,989	$4,334	22%
% of revenue	14%	13%
The increase in research and development expense was primarily due to a $3.2 million increase in research and development personnel costs resulting from an increase in headcount of research and development employees as we continue to add to and enhance our product. In addition, rent and facilities-related costs increased $0.6 million compared to the prior year period.

Sales and Marketing Expense

	Three Months Ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$80,118	$86,942	$(6,824)	(8)%
% of revenue	45%	58%
The decrease in sales and marketing expense was primarily due to a $5.1 million decrease in personnel-related expense as a result of our restructuring activities during both fiscal years and a decrease in restructuring expenses of $2.4 million. These amounts were offset by increases of $0.4 million in travel and entertainment costs and $0.5 million in taxes on stock-based compensation.
General and Administrative Expense

	Three Months Ended July 31,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$25,068	$23,215	$1,853	8%
% of revenue	14%	15%
The increase in general and administrative expense was primarily due to an increase in consulting and professional fees of $1.4 million, as well as an increase of $0.2 million associated with additional costs incurred due to an increase in company and departmental meetings.
Other Income (Expense), Net

	Three Months Ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Other income (expense), net	$7,237	$(84)	$7,321	N.M.
% of revenue	4%	—%
N.M.— Not Meaningful.
The change in other income (expense), net was primarily attributable to a $6.8 million increase in interest income from our money market and short-term investment accounts, as well as $1.6 million in net foreign currency transaction gains.
Provision for Income Taxes

	Three Months Ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Provision for income taxes	$2,241	$2,168	$73	3%
% of revenue	1%	1%
The tax provision in each of the three months ended July 31, 2023 and 2022 was related to foreign income tax liability on non-U.S. subsidiaries.

Comparison of the Six Months Ended July 31, 2023 and 2022
Revenue

	Six Months Ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Subscription	$321,117	$260,395	$60,722	23%
Professional services	30,711	35,213	(4,502)	(13)%
Total revenue	$351,828	$295,608	$56,220	19%
The increase in subscription revenue was primarily due to (i) an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform and (ii) an increase in demand for our solutions from new customers.
The decrease in professional services revenue was primarily due to decreases in implementation costs and managed services performed in the six months ended July 31, 2023 compared to the prior year period.

Costs of Revenue and Gross Margin

	Six Months Ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Costs of subscription revenue	$55,259	$50,510	$4,749	9%
Costs of professional services revenue	30,145	33,370	(3,225)	(10)%
Total costs of revenue	$85,404	$83,880	$1,524	2%
Gross margin - subscription	83%	81%
Gross margin - professional services	2%	5%
The increase in costs of subscription revenue was primarily due to higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a $3.3 million increase in our data costs. Also contributing to the change in costs of subscription revenue was a $1.8 million increase in the amortization of capitalized research and development costs.
The decrease in costs of professional services revenue was primarily due to a $3.3 million decline in subcontractor costs during the six months ended July 31, 2023 relative to the prior period.
Gross margin for subscription increased by 2 percentage points, primarily driven by the growth in subscription revenue. Gross margin for professional services decreased by 3 percentage points as the reduction in revenue outweighed the reduction in costs due to investment in CCaaS.
Research and Development Expense

	Six Months Ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$45,084	$37,323	$7,761	21%
% of revenue	13%	13%
The increase in research and development expense was primarily due to a $6.8 million increase in research and development personnel costs resulting from an increase in headcount of research and development employees as we continue to add to and enhance our product.
Sales and Marketing Expense

	Six Months Ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$169,320	$173,880	$(4,560)	(3)%
% of revenue	48%	59%
The decrease in sales and marketing expense was primarily due to decreases of $9.8 million in personnel cost and $1.7 million in recruiting fees. These decreases were partially offset by a $4.5 million increase in trade show and other marketing-related expenses as well as a $2.6 million net increase in restructuring programs over the prior year period.

General and Administrative Expense

	Six Months Ended July 31,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$49,724	$45,328	$4,396	10%
% of revenue	14%	15%
The increase in general and administrative expense was primarily due to a combined increase of $2.3 million in consulting and professional fees as well as increases of $0.5 million in insurance costs, $0.2 million related to travel expense and $0.2 million associated with restructuring activities as well as a net increase of $0.2 million in personnel costs.

Other Income, Net

	Six Months Ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Other income, net	$11,996	$211	$11,785	5,585%
% of revenue	3%	—%
The increase in other income, net was primarily attributable to a $12.5 million increase in interest income from our money market and short-term investment accounts.
Provision for Income Taxes

	Six Months Ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Provision for income taxes	$999	$4,623	$(3,624)	(78)%
% of revenue	—%	2%
The decrease in the tax provision for the six months ended July 31, 2023 compared to the six months ended July 31, 2022 was primarily related to a $3.3 million release of the valuation allowance in certain foreign subsidiaries.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe that the following non-GAAP financial measures associated with our condensed consolidated statements of operations are useful in evaluating our operating performance:
•Non-GAAP gross profit and non-GAAP gross margin;
•Non-GAAP operating income (loss) and non-GAAP operating margin; and
•Non-GAAP net income (loss) and non-GAAP net income (loss) per share.
We define these non-GAAP financial measures as the respective U.S. GAAP measures, excluding, as applicable, stock-based compensation expense-related charges and amortization of acquired intangible assets. We believe that it is useful to exclude stock-based compensation expense-related charges and amortization of acquired intangible assets in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies over multiple periods. In periods of net loss, we calculate non-GAAP net income (loss) per share by using non-GAAP net income (loss) divided by basic weighted average shares for the period regardless of whether we are in a non-GAAP net income or (loss) position and assuming that all potentially dilutive securities are anti-dilutive.
In addition, we believe free cash flow is also a useful non-GAAP financial measures. Free cash flow is defined as net cash provided by (used in) operating activities less cash used for purchases of property and equipment and capitalized internal-use software. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. We typically experience higher billings in the fourth quarter compared to other quarters and experience higher collections of accounts receivable in the first half of the year, which results in a decrease in accounts receivable in the first half of the year.
However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by U.S. GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. As a result, our non-GAAP financial measures are presented for supplemental informational purposes only and should not be considered in isolation or as a substitute for our consolidated financial statements presented in accordance with U.S. GAAP.

A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands except per share amounts)	2023	2022	2023	2022
Non-GAAP gross profit and non-GAAP gross margin:
U.S. GAAP gross profit	$134,998	$108,471	$266,424	$211,728
Stock-based compensation expense-related charges (1)	710	1,212	1,423	2,246
Non-GAAP gross profit	$135,708	$109,683	$267,847	$213,974
Gross margin	76%	72%	76%	72%
Non-GAAP gross margin	76%	73%	76%	72%

Non-GAAP operating income (loss):
U.S. GAAP operating income (loss)	$5,489	$(21,675)	$2,296	$(44,803)
Stock-based compensation expense-related charges (2)	15,724	16,615	29,839	29,319
Amortization of acquired intangible assets	50	133	100	265
Non-GAAP operating income (loss)	$21,263	$(4,927)	$32,235	$(15,219)
Operating margin	3%	(14)%	1%	(15)%
Non-GAAP operating margin	12%	(3)%	9%	(5)%
(1) Employer payroll tax related to stock-based compensation for the periods ended July 31, 2023 and 2022 was immaterial as it relates to the impact to gross profit.
(2) Includes $0.9 million and $0.4 million of employer payroll tax related to stock-based compensation expense for the three months ended July 31, 2023 and 2022, respectively, and $1.7 million and $0.6 million of employer payroll tax related to stock-based compensation expense for the six months ended July 31, 2023 and 2022, respectively.

	Three Months Ended July 31,
	2023			2022
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP Net Income (Loss) reconciliation to Net Income (Loss)
Net income (loss)	$10,485	$0.04	$0.04	$(23,927)	$(0.09)	$(0.09)
Add:
Stock-based compensation expense-related charges	15,724	0.06	0.05	16,615	0.06	0.06
Amortization of acquired intangible assets	50	0.00	0.00	133	0.00	0.00
Total additions, net	15,774	0.06	0.05	16,748	0.06	0.06
Non-GAAP Net Income (Loss)	$26,259	$0.10	$0.09	$(7,179)	$(0.03)	$(0.03)
Weighted-average shares outstanding used in computing net income (loss) per share, basic	268,900			258,785
Weighted average shares outstanding used in computing net income (loss) per share, diluted	283,853			258,785

	Six Months Ended July 31,
	2023			2022
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP Net Income (Loss) reconciliation to Net Income (Loss)
Net income (loss)	$13,293	$0.05	$0.05	$(49,215)	$(0.19)	$(0.19)
Add:
Stock-based compensation expense-related charges	29,839	0.11	0.10	29,319	0.11	0.11
Amortization of acquired intangible assets	100	0.00	0.00	265	0.00	0.00
Total additions, net	29,939	0.11	0.10	29,584	0.11	0.11
Non-GAAP Net Income (Loss)	$43,232	$0.16	$0.15	$(19,631)	$(0.08)	$(0.08)
Weighted-average shares outstanding used in computing net income (loss) per share, basic	267,271			257,860
Weighted average shares outstanding used in computing net income (loss) per share, diluted	282,951			257,860

	Six Months Ended July 31,
Free cash flow:	2023	2022
Net cash provided by operating activities	$33,135	$2,974
Purchase of property and equipment	(4,413)	(2,352)
Capitalized internal-use software	(5,744)	(5,016)
Free cash flow	$22,978	$(4,394)

Liquidity and Capital Resources
Overview
As of July 31, 2023, our principal sources of liquidity were $147.7 million of cash and cash equivalents and $480.7 million of highly liquid marketable securities. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.
Letters of Credit and Restricted Cash
In April 2023, we terminated our credit facility with Silicon Valley Bank (“SVB”), while keeping our existing letters of credit in lieu of deposits on certain leases. As we no longer have a credit facility with SVB, we were required to collateralize these letters of credit with cash, totaling approximately $1.3 million, which we therefore have classified within restricted cash. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.

During 2023, we entered into cash collateral agreements with J.P. Morgan Bank in lieu of a credit facility, through which approximately $3.7 million is outstanding as of July 31, 2023. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.
Material Cash Requirements
Our expected material cash requirements consist of contractually obligated expenditures. We have agreements in place with data and service providers that require us to make certain minimum guaranteed purchase commitments through fiscal year 2028, which totaled $220.9 million as of January 31, 2023, of which $86.9 million is due within twelve months. We had no other material changes to the purchase commitments as of July 31, 2023. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2028. Refer to Note 7, Leases, included in Part I, Item 1 of this Form 10-Q for a discussion of our leases. Subsequent to July 31, 2023, we signed a 10-year lease for a new corporate headquarters in New York, NY, which has not yet commenced. The annual lease payments will be approximately $2.6 million once the lease commences.

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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended July 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$33,135	$2,974
Net cash used in investing activities	$(92,593)	$(184,915)
Net cash provided by financing activities	$25,320	$16,642
Our net income (loss) and cash flows provided by operating activities are influenced significantly by our investments in headcount to support growth and in costs of revenue to deliver our services. During the first half of fiscal year 2024, our shift into net income was the result of our increased subscription revenue and related billings, increased interest income from our marketable securities, as well as the amount of non-cash charges that we incur. Non-cash charges primarily include depreciation and amortization, stock-based compensation, and non-cash lease expense. Our largest source of operating cash is cash collections from customers using our Unified-

CXM platform and related services. Our primary uses of cash from operating activities are for employee-related costs, costs to deliver our revenue and marketing expenses.
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
Operating Activities
For the six months ended July 31, 2023, cash provided by operating activities was $33.1 million, which consisted of net income of $13.3 million, adjusted for non-cash expenses of $28.3 million and $8.5 million of net cash flows used as a result of changes in operating assets and liabilities. The $8.5 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $26.5 million decrease in accounts receivable due to increased collections and a $7.9 million decrease in prepaid expenses and other current assets due to the decrease in prepaid hosting and data costs. These increases to cash flow from operations were partially offset by (i) a $25.6 million decrease in accrued expenses and other current liabilities primarily due to the timing of bonus and commission payments, (ii) a $7.9 million decrease in accounts payable due to timing of vendor payments (iii) a $4.9 million increase in other non-current assets due to an increase in capitalized commissions and security deposits related to new leases, (iv) a $2.9 million decrease in operating lease liabilities due to increased payments for new leased properties in 2023 and (v) a $2.2 million decrease in deferred revenue as a result of revenue recognized on the deferred revenue balances at the beginning of the fiscal year.
For the six months ended July 31, 2022, cash provided by operating activities was $3.0 million, which consisted of net loss of $49.2 million, adjusted for non-cash expenses of $39.3 million, and $12.9 million of net cash flows provided as a result of changes in operating assets and liabilities. The $12.9 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected (i) a $22.6 million increase in accounts payable due to timing of vendor payments, (ii) an $18.5 million decrease in accounts receivable due to increased collections and (iii) a $14.2 million decrease in prepaid expenses and other current assets due to decrease in prepaid hosting and data costs. These increases to cash flows from operations were partially offset by (i) an $18.7 million decrease in accrued expenses and other current liabilities primarily due to the bonus and commission payments, (ii) a $12.0 million cash inflow from a litigation settlement, (iii) a $6.3 million increase in deferred revenue, and (iv) a $3.7 million decrease in operating lease liabilities.
Investing Activities
For the six months ended July 31, 2023, cash used in investing activities was $92.6 million and primarily consisted of $288.7 million of purchases of marketable securities, partially offset by $205.9 million of maturities of marketable securities.
For the six months ended July 31, 2022, cash used in investing activities was $184.9 million and primarily consisted of $448.1 million of purchases of marketable securities, partially offset by $267.7 million of maturities of marketable securities.
Financing Activities
For the six months ended July 31, 2023, cash provided by financing activities was $25.3 million, which consisted of proceeds from the exercise of stock options of $21.4 million and proceeds from purchases of stock under our ESPP of $4.0 million.

For the six months ended July 31, 2022, cash provided by financing activities was $16.6 million, which consisted of $10.4 million of proceeds from exercise of stock options and $6.2 million of proceeds from purchases of stock under our ESPP.

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
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2023. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of July 31, 2023 as a result of a material weakness that existed in our internal control over financial reporting as described below.
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
While we have initiated a remediation plan to remediate this material weakness, these actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. As of July 31, 2023, management has continued with the remediation efforts described above. We are committed to the continuous improvement of our internal control over financial reporting and will continue to review the internal controls over financial reporting.
Changes in Internal Control over Financial Reporting

Other than as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Our results of operations and financial metrics may be difficult to predict. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.
•Any failure of our Unified Customer Experience Management (“Unified-CXM”) to satisfy customer demands, achieve increased market acceptance or adapt to changing market dynamics would adversely affect our business, results of operations, financial condition and growth prospects.
•The market for Unified-CXM solutions is new and rapidly evolving, and if this market develops more slowly than we expect or declines, develops in a way that we do not expect, or if we do not compete effectively, our business could be adversely affected.
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

•Our directors, executive officers and their respective affiliates are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.
•Unstable market and economic conditions and catastrophic events may have serious adverse consequences on our business, financial condition and share price.
Risks Related to Our Growth
Our recent rapid growth may not be indicative of our future growth. Our rapid growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $178.5 million and $150.6 million for the three months ended July 31, 2023 and 2022, respectively, and $351.8 million and $295.6 million for the six month ended July 31, 2023 and 2022, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We have incurred significant net losses in recent years, including a net loss of $55.7 million for the year ended January 31, 2023. We had an accumulated deficit of $483.3 million and $496.6 million as of July 31, 2023 and January 31, 2023, respectively. We expect that our costs will increase over time and our losses may continue, as we expect to invest significant additional funds in our business and incur costs relating to operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally and sell subscriptions in more than 80 countries. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. We also have experienced significant growth in the number of enterprises, end users, transactions and amount of data that our Unified-CXM platform and our associated hosting infrastructure support.
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
Risks Related to Our Business and Industry
Our actual operating results may differ significantly from any guidance provided.

Our guidance, including forward-looking statements, is prepared by management and is qualified by, and subject to, a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies. Many of these uncertainties and contingencies are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance offered in periods of extreme uncertainty, such as the uncertainty caused by macroeconomic conditions, is inherently more speculative in nature than guidance offered in periods of relative stability. Accordingly, any guidance with respect to our projected financial performance is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted.

Actual operating results may be different from our guidance, and such differences may be adverse and material. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it. In addition, the market price of our Class A common stock may reflect various market assumptions as to the accuracy of our guidance. If our actual results of operations fall below the expectations of investors or securities analysts, the price of our Class A common stock could decline substantially.

Our results of operations and financial metrics may be difficult to predict. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.

Our results of operations and financial metrics, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, have fluctuated in the past and may vary significantly in the future. As a result, period-to-period comparisons of our results of operations may not be meaningful, and the results of any one period should not be relied upon as an indication of future performance. Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in results of operations may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our results of operations include, without limitation, those listed below:
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
The market for Unified-CXM solutions is new and rapidly evolving, and if this market develops more slowly than we expect or declines, develops in a way that we do not expect, or if we do not compete effectively, our business could be adversely affected.
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
The market for Unified-CXM solutions is also highly competitive. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or enterprise requirements. With the introduction of new technologies, the evolution of our Unified-CXM platform and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our Unified-CXM platform to achieve or maintain more widespread market acceptance, any one of which could harm our business.

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
Similarly, our customers and users of our Unified-CXM platform are increasingly accessing our Unified-CXM platform or interacting via mobile devices. We are devoting valuable resources to solutions related to mobile usage, but we cannot assure you that these solutions will be successful. If the mobile solutions we have developed for our Unified-CXM platform do not meet the needs of current or prospective customers, or if our solutions are difficult to access, customers or users may reduce their usage of our Unified-CXM platform or cease using our Unified-CXM platform altogether and our business could suffer.
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
We use artificial intelligence in our products, which may result in operational challenges, legal liability, reputational concerns and competitive risks.
In addition to the use of our own artificial intelligence (“AI”) features within our products, we have also incorporated generative artificial intelligence (“Generative AI”) processes and algorithms into our product offerings through third party partners into our products, which may result in adverse effects to our financial condition, results or reputation. Generative AI products and services leverage existing and widely available technologies, such as those owned by OpenAI or alternative large language models or other processes. The use of Generative AI processes at scale is relatively new, and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.
Use of AI or Generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development, maintenance and operation of deep learning datasets, and our customers failing to adopt or integrate our new products as intended. For example, AI and Generative AI algorithms use machine learning and/or predictive analytics which may lead to flawed, biased, unexplained, and inaccurate results, which could lead to customer rejection or skepticism of such products. Emerging ethical issues surround the use of AI or Generative AI, and if our deployment or use of AI or Generative AI becomes controversial, we may be subject to reputational risk. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we or our customers input into the third-party Generative AI processes in our products could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ Generative AI models. Additionally, where the product ingests personal data and makes connections using such data, these AI or Generative AI processes may reveal other personal or sensitive information generated by the AI or Generative AI solution. Further, unauthorized use or misuse of Generative AI by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Our use of AI and Generative AI could result in biased results and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. In addition, our use of Generative AI may also lead to novel and urgent cybersecurity risks (such as if a bad actor “poisons” the Generative AI with bad inputs or logic), including the misuse of personal or business confidential data, which may adversely affect our operations and reputation.
As a result, the integration of Generative AI into our products and operations may not be successful despite expending significant time and monetary resources to attempt to do so. Our investments in deploying such technologies may be substantial, and may be more expensive than anticipated. If we fail to deploy Generative AI as intended, our competitors may incorporate Generative AI technology into their products or services more successfully than we do, which may impair our ability to effectively compete in the market.
Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. For example, European regulators have proposed a stringent AI regulation with fines in excess of those under the General Data Protection Regulation (“GDPR”), and we expect other jurisdictions will adopt similar laws. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our AI features or our use of Generative AI. These obligations may make it harder for us to conduct our business using AI or Generative AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI or Generative AI. For example, the US Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. If we cannot use AI or Generative AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
Our business and growth depend in part on the success of our strategic relationships with third parties, as well as on the continued availability and quality of feedback data from third parties over whom we do not have control.
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business, including technology companies whose products integrate with ours. Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technologies or products, could adversely affect our relationships with our customers, damage our brand and reputation and result in delays or difficulties in our ability to provide our Unified-CXM platform. We also rely on the availability and accuracy of various forms of client feedback and input data, including data solicited via survey or based on data sources across modern channels, and any changes in the availability or accuracy of such data could adversely impact our business and results of operations and harm our reputation and brand. In some cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to application programming interfaces (“APIs”) and data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable. We cannot accurately predict the potential impact of the termination of any of our agreements with social media networks and other data providers, including the impact on our access to the related APIs. There can be no assurance that following any such termination we would be able to maintain the current level of functionality of our platform in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations. In particular, X (formerly known as Twitter) provides us with certain data that supports our Unified-CXM platform pursuant to an agreement that expires on February 28, 2025. If our agreement with X (formerly known as Twitter) expires, is not renewed on the same or similar terms or at all, or if it is terminated due to the failure or unwillingness of either party to perform its obligations thereunder, we may not be able to provide the same level of Unified-CXM insights to our customers and our business, results of operations and financial condition may be materially and adversely affected.
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
During the six months ended July 31, 2023, approximately 40% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.
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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of July 31, 2023, we owned 36 U.S. issued patents and 11 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter parties review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
Additionally, effective trademark, copyright, patent and trade secret protection may not be available in every country in which we conduct business, and we may fail to maintain or be unable to obtain adequate protections for certain of our intellectual property rights in such foreign countries. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights. Failure to comply with applicable procedural, documentary, fee payment and other similar requirements with the United States Patent and Trademark Office and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, trademark or application. If this occurs, our competitors might be more successful in their efforts to compete with us. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and registration costs, as well as the costs of defending and enforcing those rights.

We attempt to protect our intellectual property, technology, and confidential information in part through confidentiality, non-disclosure and invention assignment agreements with our employees, consultants, contractors, corporate collaborators, advisors and other third parties who develop intellectual property on our behalf or with whom we share information. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how and trade secrets. These agreements may be insufficient or breached, or may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation or reverse engineering of, our confidential information, intellectual property, or technology. There can be no assurance that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information. Moreover, these agreements may not provide an adequate remedy for breaches or the unauthorized use or disclosure of our confidential information or technology or infringement of our intellectual property. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect, and some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. Additionally, individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property, and, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. There is also a risk that we do not establish an unbroken chain of title from inventors to us. An inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us. Additionally, errors in inventorship or ownership can sometimes also impact priority claims, and if we were to lose our ability to claim priority for certain patent filings, intervening art or other events may preclude us from issuing patents.
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
Our agreements with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to such third parties for losses suffered or incurred as a result of claims of intellectual property infringement, misappropriation or other violation, damages caused by us to property or persons or other liabilities relating to or arising from our Unified-CXM platform or our acts or omissions. We have in the past and may in the future receive indemnification requests from our customers related to such claims. In addition, customers typically require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted or processed by our Unified-CXM platform. The terms of these contractual provisions often survive termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations and financial condition. Although we generally attempt to contractually limit the scope of our liability with respect to such obligations, we are not always successful, and we may incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our Unified-CXM platform and harm our business, financial condition and results of operations.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws, including wiretapping laws. For example, various privacy laws and other obligations may require us to obtain consents to process personal data in certain circumstances. Our inability or failure to do so could result in adverse consequences. As another example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA applies to the personal data of consumers, business representatives and employees, and allows for statutory fines for noncompliance (up to $7,500 per violation) and a private right of action for certain data breaches. In addition, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy and security laws. For example, comprehensive privacy laws will take effect in Virginia, Colorado, Connecticut, and Utah in 2023. While these new laws share similarities with the CCPA, these laws, as well as other similar state or federal laws and other future changes in laws or regulations relating to data privacy and security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant, may result in further uncertainty with respect to data privacy and security issues, and will require us to incur additional resource, costs and expenses in an effort to comply. The enactment of such laws has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to personal data than federal, international or other state laws, which may complicate compliance efforts. The federal government is also considering comprehensive privacy legislation, although little traction has been made with this. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. In Europe, there is a proposed regulation related to artificial intelligence that, if adopted, could impose onerous obligations related to the development and use of AI-related systems. In addition, as we continue to expand our business activities, we may begin to access additional types of sensitive information that may subject us to additional privacy and security laws and obligations. For example, in certain limited instances, we may agree with specific customers to permit the exchange of protected health information through certain approved platform components. Our access to protected health information for specific agreed use cases on behalf of those customers that are covered entities and therefore subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), may subject us to HIPAA’s specific requirements relating to the privacy, security, and transmission of protected health information. To the extent that we become subject to HIPAA, our failure to comply could result in significant penalties. Additionally, to the extent that additional customers with whom we did not agree to permit the exchange of protected health information through our platforms in their capacity as covered entities nonetheless provide such information in violation of their contractual obligations with us, we could also be subject to additional compliance risks.

Outside of the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. Some examples of these laws include the European Union’s GDPR, the United Kingdom’s GDPR, Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), China’s Personal Information Protection Law, India’s Digital Personal Data Protection Act, and Japan’s Protection of Personal Information. These laws all impose strict requirements for processing personal data. For example, noncompliance with the GDPR carries fines of up to the greater of €20 million or 4% of global annual turnover (and under UK laws, up to the greater of £17.5 million or 4% of global annual turnover) and can result in data processing bans, other administrative penalties and litigation brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, together with associated damage to our reputation.
Europe and other jurisdictions have enacted laws requiring data to be localized in some limited circumstances or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to countries who do not have an adequacy decision from the European Commission or the International Commissioner’s Office, and there are rigorous restrictions regarding transfers of personal data from China. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws and, in some circumstances, these may be requirements outside of the scope of privacy law, but industry specific requirements. Although there are currently various mechanisms that may be used to enable the transfer of personal data from the EEA and UK to the United States in compliance with the law, such as the EU-US Data Privacy Framework (to which we are an active participant) and the the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other countries with “inadequate” data protection regimes. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to other jurisdictions, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the prohibition on further transfers, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. For example, some European regulators have prevented or significantly restricted some companies from transferring certain personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
We may also become subject to new laws in the EEA that regulate cybersecurity and non-personal data, such as the European Data Act. Depending on how these laws are interpreted, we may have to adapt our business practices and products to comply with such obligations.
UK and European data privacy regulations in relation to electronic communications also require opt-in consent to send marketing emails or other electronic communications to individuals or for the use of cookies and the data obtained using cookies and similar technologies for advertising, analytics and certain other purposes – activities on which our products and marketing strategies rely. Enforcement of these requirements has increased, and a new regulation proposed in the European Union, known as the ePrivacy Regulation, makes these requirements, as well as requirements around tracking technologies, such as cookies, more stringent and increases the penalties for violating them. Such restrictions could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our business.
We rely on data obtained from third-party data suppliers, and the sale of data to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining information from third parties carries risk to us as a data purchaser. Regulators are increasingly scrutinizing the activities of third-party data suppliers, as well as those using the data from those third parties, and laws in the United States (including the CCPA) and other jurisdictions, such as Europe (including GDPR, ePrivacy Directive), are likewise regulating such activity. These laws pose additional, material compliance risks to such suppliers, and such suppliers may not be able to provide personal data in compliance with these laws. Such laws may make it difficult for our suppliers to provide the data as the costs associated with the data materially increase. For example, some data suppliers are required to register as data brokers under California and Vermont law and file reports with regulators, which exposes them to increased scrutiny. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, provided appropriate notice to data subjects, obtained necessary consents, or established a legal basis for the transfer and processing of the data by us, or if there are restrictions in their terms of use of which we are not aware.
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
Furthermore, because data security and privacy are critical competitive factors in our industry, we make numerous statements in our privacy policies and terms of service, through our certifications to certain industry standards and in our marketing materials that provide assurances about the security and privacy practices of our Unified-CXM platform, including detailed descriptions of security measures we employ. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even though circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings by the U.S. Federal Trade Commission, federal, state and foreign regulators, our customers and private litigants, which could adversely affect our business, reputation, results of operations and financial condition.
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
The cost of compliance with, and other burdens imposed by, laws, rules, regulations and other obligations relating to data privacy and security applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process personal information from their employees, customers and partners, which could limit the use, effectiveness and adoption of our Unified-CXM platform and reduce overall demand. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our data vendors, customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption, effectiveness or use of our applications.
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
Our remote workforce poses increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including while working from home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’

systems and technologies. We may also discover security issues that were not identified during due diligence of such acquired or integrated entities, and it may be difficult to integrate other companies into our information technology environment and security program.
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
Applicable data privacy and security obligations, both legally and contractually, may require us to notify relevant stakeholders of security incidents. Such notifications are costly, and the notifications or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our Unified-CXM platform, deter new customers from using our Unified-CXM platform, and negatively impact our ability to grow and operate our business.

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
Risks Related to Being a Public Company, Ownership of Our Class A Common Stock and Other General Risks
Our stock price may be volatile, and the value of our Class A common stock may decline.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of July 31, 2023 beneficially held approximately 49.5% of our outstanding capital stock, but controlled approximately 90.8% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.

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
As of July 31, 2023, our directors, executive officers and their respective affiliates beneficially owned, in the aggregate, approximately 96.8% of our Class B common stock, and controlled approximately 89.6% of the voting power of our outstanding capital stock. As a result, our directors, executive officers and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction.
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
Unstable market and economic conditions and catastrophic events may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the Russia-Ukraine war has also added to the extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, rising inflation and other macroeconomic pressures in the U.S. and the global economy could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of recent bank closures, public health crises, or political unrest, war or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced marketing budgets for our customers and potentially less demand for our platform. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. To the extent that these weak economic conditions cause our existing customers or potential customers to reduce their budget for Unified-CXM solutions or to perceive spending on such systems as discretionary, demand for our Unified-CXM platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, results of operations and financial condition.

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
In June 2021, we completed our initial public offering (“IPO”), in which we issued and sold 18,287,500 shares of our Class A common stock, including 1,662,500 shares pursuant to the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, resulting in net proceeds to us of $276.0 million after deducting underwriting discounts, commissions and other offering expenses. As of July 31, 2023, we have used all proceeds from the IPO.
All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256657) (the “Registration Statement”), which was declared effective by the SEC on June 22, 2021.

Item 5. Other Information
Insider Trading Arrangements

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Manish Sarin, Chief Financial Officer	Adoption	June 21, 2023	X		100,000	December 20, 2023
Diane K. Adams, Chief Culture and Talent Officer	Termination(1)	July 14, 2023	X		Up to 247,750(2)	January 12, 2024
Diane K. Adams, Chief Culture and Talent Officer	Adoption(1)	July 14, 2023	X		Up to 308,609(3)	January 12, 2024
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on October 12, 2022 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as then in effect, under the Exchange Act.

(2) Included up to 47,750 shares subject to restricted stock units (“RSUs”) previously granted to Ms. Adams that were to vest and be released to Ms. Adams on or prior to December 15, 2023. The actual number of shares underlying such RSUs that were to be released to Ms. Adams and sold under the Rule 10b5-1 trading arrangement was net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

(3) Includes up to 7,250 shares subject to RSUs previously granted to Ms. Adams that will vest and be released to Ms. Adams on or prior to December 15, 2023. The actual number of shares underlying such RSUs that will be released to Ms. Adams and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

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

10.1#	Employment Agreement, by and between Sprinklr Middle East and Pavitar Singh, dated February 2, 2023.
10.2#	Advisor Agreement, by and between the Registrant and John Chambers, dated May 13, 2023.
10.3#	Amended and Restated Non-Employee Director Compensation Policy.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
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

Sprinklr, Inc.

Date: September 6, 2023	By:	/s/ Ragy Thomas
Ragy Thomas
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: September 6, 2023	By:	/s/ Manish Sarin
Manish Sarin
Chief Financial Officer
(Principal Financial and Accounting Officer)