Form 10-Q
period 2023-10-31
Sprinklr, Inc.
filed 2023-12-06
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 30, 2023, the registrant had 151,605,805 shares of Class A common stock and 122,284,648 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	October 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$172,462	$188,387
Marketable securities	483,969	390,239
Accounts receivable, net of allowance of $4.9 million and $3.2 million, respectively	153,660	205,038
Prepaid expenses and other current assets	77,228	78,865
Total current assets	887,319	862,529
Property and equipment, net	30,597	22,885
Goodwill and other intangible assets	50,221	50,349
Operating lease right-of-use assets	27,576	15,725
Other non-current assets	92,001	73,503
Total assets	$1,087,714	$1,024,991

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$22,473	$30,101
Accrued expenses and other current liabilities	72,781	97,524
Operating lease liabilities, current	6,208	7,134
Deferred revenue	297,130	324,140
Total current liabilities	398,592	458,899
Deferred revenue, non-current	1,155	1,371
Deferred tax liability, non-current	1,300	1,289
Operating lease liabilities, non-current	23,530	9,633
Other liabilities, non-current	4,933	4,467
Total liabilities	429,510	475,659
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 140,081,156 and 119,477,713 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	4	3
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 132,492,722 and 144,263,658 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively	4	6
Treasury stock, at cost, 14,130,784 and 14,130,784 shares as of October 31, 2023 and January 31, 2023, respectively	(23,831)	(23,831)
Additional paid-in capital	1,153,761	1,074,149
Accumulated other comprehensive loss	(5,383)	(4,384)
Accumulated deficit	(466,351)	(496,611)
Total stockholders’ equity	658,204	549,332
Total liabilities and stockholders’ equity	$1,087,714	$1,024,991
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
Subscription	$170,464	$139,906	$491,581	$400,301
Professional services	15,861	17,345	46,572	52,558
Total revenue	186,325	157,251	538,153	452,859
Costs of revenue:
Costs of subscription	29,877	26,249	85,136	76,759
Costs of professional services	16,571	14,271	46,716	47,641
Total costs of revenue	46,448	40,520	131,852	124,400
Gross profit	139,877	116,731	406,301	328,459
Operating expense:
Research and development	23,146	19,208	68,230	56,531
Sales and marketing	75,446	79,538	244,766	253,418
General and administrative	28,096	22,588	77,820	67,916
Total operating expense	126,688	121,334	390,816	377,865
Operating income (loss)	13,189	(4,603)	15,485	(49,406)
Other income, net	6,328	1,093	18,324	1,304
Income (loss) before provision for income taxes	19,517	(3,510)	33,809	(48,102)
Provision for income taxes	2,550	2,350	3,549	6,973
Net income (loss)	$16,967	$(5,860)	$30,260	$(55,075)
Net income (loss) per share, basic	$0.06	$(0.02)	$0.11	$(0.21)
Weighted average shares used in computing net income (loss) per share, basic	271,202	260,285	268,596	258,677
Net income (loss) per share, diluted	$0.06	$(0.02)	$0.11	$(0.21)
Weighted average shares used in computing net income (loss) per share, diluted	288,121	260,285	285,985	258,677
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net income (loss)	$16,967	$(5,860)	$30,260	$(55,075)
Foreign currency translation adjustments	(1,368)	(1,831)	(1,300)	(4,873)
Unrealized gains (losses) on investments, net of tax	247	(446)	301	(1,751)
Total comprehensive income (loss), net of tax	$15,846	$(8,137)	$29,261	$(61,699)
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2023	270,318	$8	$1,128,689	14,131	$(23,831)	$(4,262)	$(483,318)	$617,286
Stock-based compensation - equity classified awards	—	—	14,091	—	—	—	—	14,091
Exercise of stock options and vesting of restricted stock units	2,256	—	10,981	—	—	—	—	10,981
Other comprehensive loss	—	—	—	—	—	(1,121)	—	(1,121)
Net income	—	—	—	—	—	—	16,967	16,967
Balance at October 31, 2023	272,574	$8	$1,153,761	14,131	$(23,831)	$(5,383)	$(466,351)	$658,204

Balance at July 31, 2022	259,713	$9	$1,027,849	14,131	$(23,831)	$(5,167)	$(490,845)	$508,015
Stock-based compensation - equity classified awards	—	—	11,982	—	—	—	—	11,982
Exercise of stock options and vesting of restricted stock units	1,197	—	5,568	—	—	—	—	5,568
Other comprehensive loss	—	—	—	—	—	(2,277)	—	(2,277)
Net loss	—	—	—	—	—	—	(5,860)	(5,860)
Balance at October 31, 2022	260,910	$9	$1,045,399	14,131	$(23,831)	$(7,444)	$(496,705)	$517,428

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2023	263,741	$9	$1,074,149	14,131	$(23,831)	$(4,384)	$(496,611)	$549,332
Stock-based compensation - equity classified awards	—	—	43,310	—	—	—	—	43,310
Exercise of stock options and vesting of restricted stock units	8,305	—	32,331	—	—	—	—	32,331
Issuance of common shares upon ESPP purchases	528	—	3,970	—	—	—	—	3,970
Other adjustment	—	(1)	1	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(999)	—	(999)
Net income	—	—	—	—	—	—	30,260	30,260
Balance at October 31, 2023	272,574	$8	$1,153,761	14,131	$(23,831)	$(5,383)	$(466,351)	$658,204

Balance at January 31, 2022	256,481	$8	$982,122	14,131	$(23,831)	$(820)	$(441,630)	$515,849
Stock-based compensation - equity classified awards	—	—	41,068	—	—	—	—	41,068
Exercise of stock options and vesting of restricted stock units	3,712	—	15,997	—	—	—	—	15,997
Issuance of common shares upon ESPP purchases	717	1	6,212	—	—	—	—	6,213
Other comprehensive loss	—	—	—	—	—	(6,624)	—	(6,624)
Net loss	—	—	—	—	—	—	(55,075)	(55,075)
Balance at October 31, 2022	260,910	$9	$1,045,399	14,131	$(23,831)	$(7,444)	$(496,705)	$517,428
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2023	2022
Cash flow from operating activities:
Net income (loss)	$30,260	$(55,075)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	11,283	8,727
Bad debt expense	3,370	1,161
Stock-based compensation expense, net of amounts capitalized	42,105	39,920
Non-cash lease expense	6,102	4,759
Deferred income taxes	(3,205)	—
Net amortization/accretion on marketable securities	(12,379)	—
Other non-cash items, net	56	(549)
Changes in operating assets and liabilities:
Accounts receivable	47,876	29,358
Prepaid expenses and other current assets	2,246	27,246
Other non-current assets	(8,424)	(5,782)
Accounts payable	(8,878)	(1,243)
Operating lease liabilities	(6,098)	(5,448)
Accrued expenses and other current liabilities	(23,744)	(625)
Litigation settlement	—	(12,000)
Deferred revenue	(26,807)	(24,578)
Other liabilities	399	(1,285)
Net cash provided by operating activities	54,162	4,586
Cash flow from investing activities:
Purchases of marketable securities	(443,850)	(640,173)
Sales of marketable securities	5,375	2,838
Maturities of marketable securities	357,422	459,026
Purchases of property and equipment	(6,494)	(2,923)
Capitalized internal-use software	(8,791)	(7,733)
Net cash used in investing activities	(96,338)	(188,965)
Cash flow from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	32,331	15,997
Proceeds from issuance of common stock upon ESPP purchases	3,970	6,213
Net cash provided by financing activities	36,301	22,210
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(1,648)	(3,232)
Net change in cash, cash equivalents and restricted cash	(7,523)	(165,401)
Cash, cash equivalents and restricted cash at beginning of period	188,387	321,426
Cash, cash equivalents and restricted cash at end of period	$180,864	$156,025

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$5,039	$5,137

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$18,121	$5,222
Accrued purchases of property and equipment	$2,192	$92
Stock-based compensation expense capitalized in internal-use software	$1,956	$1,898
Accrued for asset retirement obligation	$117	$—
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

2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2023, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2023 are not necessarily indicative of the results to be expected for the year ending January 31, 2024 or for any other interim period or for any other future year.
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
Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows:

(in thousands)	October 31, 2023	January 31, 2023
Cash and cash equivalents	$172,462	$188,387
Restricted cash included in prepaid expenses and other current assets(1)	1,491	—
Restricted cash included in other non-current assets(2)	6,911	—
Total cash, cash equivalents and restricted cash	$180,864	$188,387
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
No single customer accounted for more than 10% of total revenue during the three and nine months ended October 31, 2023 and 2022.
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
Capitalized costs to obtain customer contracts as of October 31, 2023 were $117.6 million, of which $40.8 million is included in prepaid expenses and other current assets and $76.8 million within other non-current assets. Capitalized costs to obtain customer contracts as of January 31, 2023 were $113.5 million, of which $44.1 million is included in prepaid expenses and other current assets and $69.4 million within other non-current assets.
During the three months ended October 31, 2023 and 2022, the Company amortized $12.2 million and $11.3 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense. During the nine months ended October 31, 2023 and 2022, the Company amortized $36.4 million and $33.5 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
Deferred Revenue
Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. The Company recognized revenue of $149.5 million and $131.0 million for the three months ended October 31, 2023, and 2022, respectively, and $296.0 million and $250.6 million for the nine months ended October 31, 2023, and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. At October 31, 2023 and January 31, 2023, contract assets were $3.8 million and $4.8 million, respectively, and were included in prepaid expenses and other current assets.
Remaining Performance Obligation
Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. As of October 31, 2023, the Company’s RPO was $774.5 million, approximately $491.4 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.
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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Americas	$110,096	$104,932	$321,013	$295,288
EMEA	62,309	43,647	172,336	127,099
Other	13,920	8,672	44,804	30,472
	$186,325	$157,251	$538,153	$452,859

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The United States was the only country that represented more than 10% of the Company’s revenues. The following table represents the revenue in the United States for the three and nine months ended October 31, 2023 and 2022.

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
United States	$101,848	$99,844	$301,253	$278,352

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets:

	October 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$86,108	$4	$(90)	$86,022
Municipal bonds	6,677	—	—	6,677
U.S. government and agency securities	164,259	22	(152)	164,129
Certificates of deposit	57,087	10	(18)	57,079
Commercial paper	170,224	2	(164)	170,062
Marketable securities	$484,355	$38	$(424)	$483,969

	January 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$39,922	$8	$(68)	$39,862
Municipal bonds	12,429	22	—	12,451
U.S. government and agency securities	128,898	6	(367)	128,537
Certificates of deposit	59,546	28	(155)	59,419
Commercial paper	150,131	41	(202)	149,970
Marketable securities	$390,926	$105	$(792)	$390,239
As of October 31, 2023 and January 31, 2023, the maturities of available-for-sale marketable securities did not exceed 12 months. Interest income from cash and cash equivalents and marketable securities was $7.8 million and $21.7 million for the three and nine months ended October 31, 2023, respectively, and $2.5 million and $4.1 million for the three and nine months ended October 31, 2022, respectively.
The estimated fair value of debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded was $393.3 million and $220.9 million as of October 31, 2023 and January 31, 2023, respectively. There are no expected credit losses that have been recorded against the Company’s investment securities as of October 31, 2023 and January 31, 2023.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of October 31, 2023 and January 31, 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	October 31, 2023			January 31, 2023
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash Equivalents:
Money market funds	$59,037	$—	$59,037	$73,851	$—	$73,851
Marketable Securities:
Corporate bonds	—	86,022	86,022	—	39,862	39,862
Municipal bonds	—	6,677	6,677	—	12,451	12,451
U.S. government and agency securities	—	164,129	164,129	—	128,537	128,537
Certificates of deposit	—	57,079	57,079	—	59,419	59,419
Commercial paper	—	170,062	170,062	—	149,970	149,970
Total financial assets	$59,037	$483,969	$543,006	$73,851	$390,239	$464,090
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
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. government and agency securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities, as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of October 31, 2023 and January 31, 2023, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 31, 2023, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of October 31, 2023 and January 31, 2023, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	October 31, 2023	January 31, 2023
Prepaid hosting and data costs	$4,270	$12,168
Prepaid software costs	8,296	6,079
Prepaid marketing	2,158	1,660
Capitalized commissions costs, current portion	40,780	44,051
Contract assets	3,831	4,785
Security deposits, short-term	3,105	3,136
Taxes recoverable	3,933	2,327
Restricted cash	1,491	—
Prepaid employee benefits	2,569	1,582
Other	6,795	3,077
Prepaid expenses and other current assets	$77,228	$78,865
Depreciation and Amortization Expense
Depreciation and amortization expense consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Depreciation and amortization expense	$1,454	$1,634	$4,493	$4,646
Amortization expense for capitalized internal-use software	$2,500	$1,591	$6,790	$4,081
The Company capitalized internal-use software costs, including stock-based compensation, of $3.4 million and $3.7 million for the three months ended October 31, 2023 and 2022, respectively, and $10.7 million and $9.6 million for the nine months ended October 31, 2023 and 2022, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	October 31, 2023	January 31, 2023
Bonuses	$18,224	$25,057
Commissions	8,663	27,866
Employee liabilities (1)	17,354	16,374
Purchased media costs (2)	2,002	2,965
Accrued restructuring costs (3)	310	4
Accrued sales and use tax liability	7,025	7,336
Accrued income taxes	5,050	3,139
Accrued deferred contract credits	2,346	1,733
Vendor and travel costs payable	5,986	4,132
Professional services	659	784
Asset retirement obligation	881	1,011
Withholding taxes payable	681	2,702
Other	3,600	4,421
Accrued expenses and other current liabilities	$72,781	$97,524
(1) Includes $3.2 million and $1.4 million of accrued employee contributions under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) at October 31, 2023 and January 31, 2023, respectively.
(2) Purchased media costs consist of amounts owed to the Company’s vendors for the purchase of advertising space on behalf of its customers.
(3) In February 2023, the Company implemented an approved plan for restructuring its global workforce by approximately 4% to reduce operating costs and better align its workforce with the needs of its business. The majority of the associated costs, including severance and benefits, were incurred in the first half of fiscal 2024. For the nine months ended October 31, 2023, the Company incurred a total of $4.4 million in restructuring costs of which $4.2 million and $0.2 million are recorded within sales and marketing expense and general and administrative expense, respectively, on the Company’s condensed consolidated statements of operations. As of October 31, 2023, $4.1 million had been paid and the remaining $0.3 million is recorded within accrued restructuring costs.

7. Leases
The Company has leases for corporate offices under non-cancelable operating leases with various expiration dates. The Company did not have any finance leases during the three and nine months ended October 31, 2023 and 2022.
On August 2, 2023, the Company entered into a 10-year operating lease agreement for a new corporate headquarters located in New York, NY. The Company has the option to extend the term for 60 months. The Company cannot take possession of the leased premises until the design and construction period ends, which is not anticipated to end until fiscal 2025. The annual lease payments will be approximately $2.6 million once the lease commences.
The components of lease expense were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$2,877	$2,107	$8,160	$5,902
Variable lease cost	328	277	937	849
Short-term lease cost	145	181	534	564
Total lease cost	$3,350	$2,565	$9,631	$7,315

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The weighted average remaining lease term and discount rate were as follows:

October 31, 2023
Weighted average remaining lease term (years)	6.42
Weighted average discount rate	10.81%
The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, was as follows:

(in thousands)	October 31, 2023
Fiscal year ended January 31, 2024 (remaining three months)	$3,441
2025	7,410
2026	6,029
2027	5,471
2028	3,881
2029	3,372
Thereafter	12,759
Total minimum lease payments (1)	42,363
Less: imputed interest	(12,625)
Total	$29,738
(1) Excludes future payments related to the New York operating lease, which has been signed but not yet commenced as of October 31, 2023.

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
During 2023, the Company entered into cash collateral agreements with J.P. Morgan Bank in lieu of a letter of credit facility, through which approximately $5.4 million is outstanding as of October 31, 2023. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. At October 31, 2023, the Company had no provision for liability under existing litigation.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Other Contractual Commitments
Other contractual commitments consist primarily of non-cancelable purchase commitments to support the Company’s data and hosting services. During the nine months ended October 31, 2023, the Company entered into new operating leases that would impact its cash requirements. See Note 7 for additional information. There were no other significant changes in the Company’s material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the 2023 10-K.

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
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the nine months ended October 31, 2023 is as follows:

	Number of stock options	Weighted average exercise price	Weighted average remaining contractual life
	(in thousands)		(in years)
Outstanding as of January 31, 2023	33,049	$6.11	6.6
Granted	1,512	12.85
Exercised	(5,505)	5.86
Cancelled/forfeited(1)	(3,602)	5.81
Expired	(5)	0.25
Outstanding as of October 31, 2023	25,449	$6.61	5.9
Exercisable as of October 31, 2023	20,864	$5.69	5.4
Vested and expected to vest as of October 31, 2023	24,844	$6.52	5.8
(1) 2,318,632 options tied to market conditions were cancelled during the second quarter as the applicable market conditions were not met by May 1, 2023.
Summary of Restricted Stock Unit Activity
A summary of the Company’s RSU activity for the nine months ended October 31, 2023 is as follows:

	Number of restricted shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2023	9,400	$12.23
Granted	6,056	13.02
Released	(2,800)	12.63
Cancelled/forfeited	(2,152)	12.44
Outstanding as of October 31, 2023	10,504	$12.54

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Performance-Based Stock Units
As of October 31, 2023, the Company had 780,000 PSUs outstanding. These awards vest over a five-year period if certain performance and market conditions are met. The performance condition was met in June 2021 and the market conditions have not yet been met as of October 31, 2023. If the market conditions are not met on or prior to January 28, 2026, the associated awards will not vest and will be subsequently cancelled.
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Costs of subscription	$268	$282	$858	$1,079
Costs of professional services	331	368	1,139	1,770
Research and development	2,128	2,204	9,092	7,700
Sales and marketing	6,132	5,071	18,398	18,736
General and administrative	5,071	3,284	12,618	10,635
Stock-based compensation, net of amounts capitalized	13,930	11,209	42,105	39,920
Capitalized stock-based compensation	412	1,023	1,956	1,898
Total stock-based compensation	$14,342	$12,232	$44,061	$41,818

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
Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted net income (loss) per share is calculated by giving effect to all potential dilutive common stock equivalents, which includes stock options, restricted stock units and other awards. In periods of net loss, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income (loss) per share – basic:
Numerator:
Net income (loss)	$16,967	$(5,860)	$30,260	$(55,075)
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	271,202	260,285	268,596	258,677
Net income (loss) per common share, basic	$0.06	$(0.02)	$0.11	$(0.21)
Net income (loss) per share – diluted:
Numerator:
Net income (loss)	$16,967	$(5,860)	$30,260	$(55,075)
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	271,202	260,285	268,596	258,677
Weighted-average effect of diluted securities:
Stock options	12,059	—	12,067	—
RSUs	4,072	—	4,743	—
Common stock warrants	742	—	579	—
ESPP	46	—	—	—
Weighted-average shares outstanding used in computing net income (loss) per share, diluted	288,121	260,285	285,985	258,677
Net income (loss) per common share, diluted	$0.06	$(0.02)	$0.11	$(0.21)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Stock options	2,544	36,033	2,832	36,033
PSUs and other performance-based awards	780	2,295	780	2,295
RSUs	19	9,202	466	9,202
ESPP	—	409	493	409
Warrants to purchase common stock	—	2,500	—	2,500
Total shares excluded from net income (loss) per share	3,343	50,439	4,571	50,439

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
11. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended October 31, 2023 and 2022, the Company recorded an income tax provision of $2.6 million and $2.4 million, respectively. During the nine months ended October 31, 2023 and 2022, the Company recorded an income tax provision of $3.5 million and $7.0 million, respectively.
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
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence. As of October 31, 2023, the Company continues to maintain a full valuation allowance against the deferred tax assets of the U.S. entity only.
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

12. Related Party Transactions
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, our Founder, Chairman and Chief Executive Officer, in connection with the provision of digital training services to the Company’s employees and certain Sprinklr customers. The Company paid approximately $0.2 million to Lyearn in connection with the digital training services provided to employees for the nine months ended October 31, 2023. There were no payments under this arrangement during each of the three months ended October 31, 2023 and 2022 and nine months ended October 31, 2022. The Company paid approximately $0.1 million to Lyearn in connection with the digital training services provided to a customer during each of the nine months ended October 31, 2023 and 2022. There were no payments under this arrangement during the three months ended October 31, 2023 and 2022.
The Company recognized expenses of $0.1 million during the three months ended October 31, 2023 and no expenses during the three months ended October 31, 2022 related to the arrangements. During each of the nine months ended October 31, 2023 and 2022, the Company recognized expenses of $0.2 million related to the arrangements. As of October 31, 2023 and January 31, 2023, the Company had outstanding payables of $0.2 million and $0.4 million, respectively, related to the arrangements.
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
Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 80 countries, and our AI powered CXM platform recognizes over 150 languages. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of October 31, 2023, we had 123 large customers, compared to 107 as of October 31, 2022.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decision.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenue that have not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that have not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. The aggregate transaction price of RPO expected to be recognized as revenue was $774.5 million and $576.7 million as of October 31, 2023 and 2022, respectively. The aggregate transaction price of cRPO expected to be recognized as revenue in the next 12 months was $491.4 million and $412.7 million as of October 31, 2023 and 2022, respectively.
RPO and cRPO as of October 31, 2022 have been reduced from $586.1 million and $420.2 million previously reported, respectively, to $576.7 million and $412.7 million, respectively, in order to correct the treatment of an immaterial number of contracts previously included in the calculations of RPO and cRPO.

Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes subscription revenue from new customers. Our net dollar expansion rate, on a trailing 12-month basis, was 117.7% and 124.5% for the 12-month periods ending October 31, 2023 and 2022, respectively.
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates, recent bank closures, the Russia-Ukraine war and the Israel-Hamas war, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. While we have experienced growing inflationary pressures on the cost of wages, rent and data, the net result of the inflationary impacts and our efforts to mitigate these impacts have not been material to us during the periods included in this report.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Revenue:
Subscription	$170,464	$139,906	$491,581	$400,301
Professional services	15,861	17,345	46,572	52,558
Total revenue	186,325	157,251	538,153	452,859
Costs of revenue:
Costs of subscription (1)	29,877	26,249	85,136	76,759
Costs of professional services (1)	16,571	14,271	46,716	47,641
Total costs of revenue	46,448	40,520	131,852	124,400
Gross profit	139,877	116,731	406,301	328,459
Operating expense:
Research and development (1)	23,146	19,208	68,230	56,531
Sales and marketing (1)	75,446	79,538	244,766	253,418
General and administrative (1)	28,096	22,588	77,820	67,916
Total operating expense	126,688	121,334	390,816	377,865
Operating income (loss)	13,189	(4,603)	15,485	(49,406)
Other income, net	6,328	1,093	18,324	1,304
Income (loss) before provision for income taxes	19,517	(3,510)	33,809	(48,102)
Provision for income taxes	2,550	2,350	3,549	6,973
Net income (loss)	$16,967	$(5,860)	$30,260	$(55,075)
(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Costs of subscription	$268	$282	$858	$1,079
Costs of professional services	331	368	1,139	1,770
Research and development	2,128	2,204	9,092	7,700
Sales and marketing	6,132	5,071	18,398	18,736
General and administrative	5,071	3,284	12,618	10,635
Stock-based compensation expense, net of amounts capitalized	$13,930	$11,209	$42,105	$39,920

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue:
Subscription	91%	89%	91%	88%
Professional services	9%	11%	9%	12%
Total revenue	100%	100%	100%	100%
Costs of revenue:
Costs of subscription	16%	17%	16%	17%
Costs of professional services	9%	9%	9%	11%
Total costs of revenue	25%	26%	25%	28%
Operating expense:
Research and development	12%	12%	13%	12%
Sales and marketing	41%	51%	45%	56%
General and administrative	15%	14%	14%	15%
Total operating expense	68%	77%	72%	83%
Operating income (loss)	7%	(3)%	3%	(11)%
Other income, net	3%	1%	3%	0%
Income (loss) before provision for income taxes	10%	(2)%	6%	(11)%
Provision for income taxes	1%	1%	0%	2%
Net income (loss)	9%	(3)%	6%	(13)%

Comparison of the Three Months Ended October 31, 2023 and 2022
Revenue

	Three Months Ended October 31,
(in thousands)	2023	2022	$ Change	% Change
Subscription	$170,464	$139,906	$30,558	22%
Professional services	15,861	17,345	(1,484)	(9)%
Total revenue	$186,325	$157,251	$29,074	18%
The increase in subscription revenue was primarily due to (i) an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform and (ii) an increase in demand for our solutions from new customers.
The decrease in professional services revenue was primarily due to decreases in implementation and managed services performed in the three months ended October 31, 2023 compared to the prior year period.
Costs of Revenue and Gross Margin

	Three Months Ended October 31,
(in thousands)	2023	2022	$ Change	% Change
Costs of subscription revenue	$29,877	$26,249	$3,628	14%
Costs of professional services revenue	16,571	14,271	2,300	16%
Total costs of revenue	$46,448	$40,520	$5,928	15%
Gross margin - subscription	82%	81%
Gross margin - professional services	(4)%	18%
The increase in costs of subscription revenue was primarily due to higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a $2.7 million increase in our data and hosting costs. Also contributing to the increase in costs of subscription revenue was a $0.9 million increase in the amortization of capitalized research and development costs.
The increase in costs of professional service revenue was primarily due to a $1.8 million increase in personnel costs due to increased headcount of professional services employees.
Gross margin for subscription increased by 1 percentage point, primarily driven by the growth in subscription revenue. Gross margin for professional services decreased by 22 percentage points, driven by investments in Sprinklr Service and our broader Contact Center as a Service (“CCaaS”) offering as we continue to scale that business.
Research and Development Expense

	Three Months Ended October 31,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$23,146	$19,208	$3,938	21%
% of revenue	12%	12%
The increase in research and development expense was primarily due to a $2.3 million increase in research and development personnel costs resulting from an increase in headcount of research and development employees as we continue to add to and enhance our product. Also contributing to the increase were higher rent and facilities-related costs of $0.4 million.

Sales and Marketing Expense

	Three Months Ended October 31,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$75,446	$79,538	$(4,092)	(5)%
% of revenue	41%	51%
The decrease in sales and marketing expense was primarily due to decreases in (i) personnel costs of $2.5 million as a result of lower headcount and (ii) software expenses of $1.0 million.
General and Administrative Expense

	Three Months Ended October 31,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$28,096	$22,588	$5,508	24%
% of revenue	15%	14%
The increase in general and administrative expense was primarily due to increases in (i) personnel costs of $3.0 million, driven by increased stock compensation expense primarily related to new grants during fiscal year 2024, and (ii) bad debt expense of $2.2 million, largely related to one customer.
Other Income, Net

	Three Months Ended October 31,
(in thousands)	2023	2022	$ Change	% Change
Other income, net	$6,328	$1,093	$5,235	N.M.
% of revenue	3%	1%
N.M.— Not Meaningful.
The increase in other income, net was primarily attributable to a $5.4 million increase in interest income from our money market and short-term investment accounts.
Provision for Income Taxes

	Three Months Ended October 31,
(in thousands)	2023	2022	$ Change	% Change
Provision for income taxes	$2,550	$2,350	$200	9%
% of revenue	1%	1%
The tax provision in each of the three months ended October 31, 2023 and 2022 was related to foreign income tax liability on non-U.S. subsidiaries.

Comparison of the Nine Months Ended October 31, 2023 and 2022
Revenue

	Nine Months Ended October 31,
(in thousands)	2023	2022	$ Change	% Change
Subscription	$491,581	$400,301	$91,280	23%
Professional services	46,572	52,558	(5,986)	(11)%
Total revenue	$538,153	$452,859	$85,294	19%
The increase in subscription revenue was primarily due to (i) an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform and (ii) an increase in demand for our solutions from new customers.
The decrease in professional services revenue was primarily due to decreases in implementation and managed services performed in the nine months ended October 31, 2023 compared to the prior year period.

Costs of Revenue and Gross Margin

	Nine Months Ended October 31,
(in thousands)	2023	2022	$ Change	% Change
Costs of subscription revenue	$85,136	$76,759	$8,377	11%
Costs of professional services revenue	46,716	47,641	(925)	(2)%
Total costs of revenue	$131,852	$124,400	$7,452	6%
Gross margin - subscription	83%	81%
Gross margin - professional services	0%	9%
The increase in costs of subscription revenue was primarily due to higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a $6.3 million increase in our data and hosting costs. Also contributing to the change in costs of subscription revenue was a $2.7 million increase in the amortization of capitalized research and development costs.
The decrease in costs of professional services revenue was partially due to a $3.3 million decline in subcontractor costs. This decrease was partially offset by increases of (i) $1.3 million in personnel-related costs due to an increase in headcount, (ii) $0.6 million in travel and entertainment expenses and (iii) $0.5 million associated with rent and facilities-related costs.
Gross margin for subscription increased by 2 percentage points, primarily driven by the growth in subscription revenue. Gross margin for professional services decreased by 9 percentage points as the reduction in revenue outweighed the reduction in costs due to investment in CCaaS.
Research and Development Expense

	Nine Months Ended October 31,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$68,230	$56,531	$11,699	21%
% of revenue	13%	12%
The increase in research and development expense was primarily due to (i) a $9.2 million increase in research and development personnel costs resulting from an increase in headcount of research and development employees as we continue to add to and enhance our product and (ii) a $1.3 million increase in rent and facilities-related costs.
Sales and Marketing Expense

	Nine Months Ended October 31,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$244,766	$253,418	$(8,652)	(3)%
% of revenue	45%	56%
The decrease in sales and marketing expense was primarily due to a decrease of $12.5 million in personnel costs as a result of lower headcount. This decrease was partially offset by (i) a $3.0 million increase in costs associated with trade shows and other event and (ii) increased travel-related expenses of $2.5 million.
General and Administrative Expense

	Nine Months Ended October 31,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$77,820	$67,916	$9,904	15%
% of revenue	14%	15%
The increase in general and administrative expense was primarily due to increases of (i) $3.4 million in bad debt expense, largely related to one customer, (ii) $3.2 million associated with personnel-related costs driven by increased stock compensation expense primarily related to new grants during fiscal year 2024 and (iii) $2.2 million related to consulting and professional fees.

Other Income, Net

	Nine Months Ended October 31,
(in thousands)	2023	2022	$ Change	% Change
Other income, net	$18,324	$1,304	$17,020	1,305%
% of revenue	3%	—%
The increase in other income, net was primarily attributable to a $17.9 million increase in interest income from our money market and short-term investment accounts.
Provision for Income Taxes

	Nine Months Ended October 31,
(in thousands)	2023	2022	$ Change	% Change
Provision for income taxes	$3,549	$6,973	$(3,424)	(49)%
% of revenue	—%	2%
The decrease in the tax provision for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 was primarily related to a $3.3 million release of the valuation allowance in certain foreign subsidiaries.

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
In addition, we believe that free cash flow is also a useful indicator of liquidity as it measures our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments. Free cash flow is defined as net cash provided by (used in) operating activities less cash used for purchases of property and equipment and capitalized internal-use software. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. We typically experience higher billings in the fourth quarter compared to other quarters and experience higher collections of accounts receivable in the first half of the year, which results in a decrease in accounts receivable in the first half of the year.
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

A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Non-GAAP gross profit and non-GAAP gross margin:
U.S. GAAP gross profit	$139,877	$116,731	$406,301	$328,459
Stock-based compensation expense-related charges (1)	612	682	2,035	2,925
Non-GAAP gross profit	$140,489	$117,413	$408,336	$331,384
Gross margin	75%	74%	75%	73%
Non-GAAP gross margin	75%	75%	76%	73%

Non-GAAP operating income (loss):
U.S. GAAP operating income (loss)	$13,189	$(4,603)	$15,485	$(49,406)
Stock-based compensation expense-related charges (2)	14,204	11,341	44,043	40,659
Amortization of acquired intangible assets	50	133	150	399
Non-GAAP operating income (loss)	$27,443	$6,871	$59,678	$(8,348)
Operating margin	7%	(3)%	3%	(11)%
Non-GAAP operating margin	15%	4%	11%	(2)%
(1) Employer payroll tax related to stock-based compensation for the periods ended October 31, 2023 and 2022 was immaterial as it relates to the impact to gross profit.
(2) Includes $0.3 million and $0.1 million of employer payroll tax related to stock-based compensation expense for the three months ended October 31, 2023 and 2022, respectively, and $1.9 million and $0.7 million of employer payroll tax related to stock-based compensation expense for the nine months ended October 31, 2023 and 2022, respectively.

	Three Months Ended October 31,
	2023			2022
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP Net Income reconciliation to Net Income (Loss)
Net income (loss)	$16,967	$0.06	$0.06	$(5,860)	$(0.02)	$(0.02)
Add:
Stock-based compensation expense-related charges	14,204	0.06	0.05	11,341	0.04	0.04
Amortization of acquired intangible assets	50	0.00	0.00	133	0.00	0.00
Total additions, net	14,254	0.06	0.05	11,474	0.04	0.04
Non-GAAP Net Income	$31,221	$0.12	$0.11	$5,614	$0.02	$0.02
Weighted-average shares outstanding used in computing net income (loss) per share, basic	271,202			260,285
Weighted average shares outstanding used in computing net income (loss) per share, diluted	288,121			260,285

	Nine Months Ended October 31,
	2023			2022
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP Net Income (Loss) reconciliation to Net Income (Loss)
Net income (loss)	$30,260	$0.11	$0.11	$(55,075)	$(0.21)	$(0.21)
Add:
Stock-based compensation expense-related charges	44,043	0.17	0.15	40,659	0.16	0.16
Amortization of acquired intangible assets	150	0.00	0.00	399	0.00	0.00
Total additions, net	44,193	0.17	0.15	41,058	0.16	0.16
Non-GAAP Net Income (Loss)	$74,453	$0.28	$0.26	$(14,017)	$(0.05)	$(0.05)
Weighted-average shares outstanding used in computing net income (loss) per share, basic	268,596			258,677
Weighted average shares outstanding used in computing net income (loss) per share, diluted	285,985			258,677

(in thousands)	Nine Months Ended October 31,
Free cash flow:	2023	2022
Net cash provided by operating activities	$54,162	$4,586
Purchase of property and equipment	(6,494)	(2,923)
Capitalized internal-use software	(8,791)	(7,733)
Free cash flow	$38,877	$(6,070)

Liquidity and Capital Resources
Overview
As of October 31, 2023, our principal sources of liquidity were $172.5 million of cash and cash equivalents and $484.0 million of highly liquid marketable securities. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.
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
During 2023, we entered into cash collateral agreements with J.P. Morgan Bank in lieu of a credit facility, through which approximately $5.4 million is outstanding as of October 31, 2023. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.
Material Cash Requirements
Our expected material cash requirements consist of contractually obligated expenditures. We have agreements in place with data and service providers that require us to make certain minimum guaranteed purchase commitments through fiscal year 2028, which totaled $220.9 million as of January 31, 2023, of which $86.9 million is due within twelve months. We had no material changes to these purchase commitments as of October 31, 2023. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2028. Refer to Note 7, Leases, included in Part I, Item 1 of this Form 10-Q for a discussion of our leases. In August 2023, we signed a 10-year lease for a new corporate headquarters in New York, NY, which has not yet commenced. The annual lease payments will be approximately $2.6 million once the lease commences.
Future Funding Requirements
Our future capital requirements will depend on many factors, including our growth rate, the expansion of our direct sales force, strategic relationships and international operations, the timing and extent of spending to support research and development efforts and the continuing market acceptance of our solutions. We historically have expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies and businesses. We may finance such acquisitions using cash, debt, stock or a combination of the foregoing; however, we have used cash and stock as consideration for substantially all of our historical business acquisitions. We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of debt. Sales of additional equity could result in dilution to our stockholders. If we raise funds by borrowing from third parties, the terms of those financing arrangements would require us to incur interest expense and may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended October 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$54,162	$4,586
Net cash used in investing activities	$(96,338)	$(188,965)
Net cash provided by financing activities	$36,301	$22,210
Our net income (loss) and cash flows provided by operating activities are influenced significantly by our investments in headcount to support growth and in costs of revenue to deliver our services. During the first three quarters of fiscal year 2024, our shift into net income was the result of our increased subscription revenue and related billings, increased interest income from our marketable securities, as well as the amount of non-cash charges that we incur. Non-cash charges primarily include depreciation and amortization, stock-based compensation, and non-cash lease expense. Our largest source of operating cash is cash collections from customers using our Unified-CXM platform and related services. Our primary uses of cash from operating activities are for employee-related costs, costs to deliver our revenue and marketing expenses.
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
Operating Activities
For the nine months ended October 31, 2023, cash provided by operating activities was $54.2 million, which consisted of net income of $30.3 million, adjusted for non-cash expenses of $47.3 million and $23.4 million of net cash flows used as a result of changes in operating assets and liabilities. The $23.4 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $47.9 million decrease in accounts receivable due to increased collections. This increase to cash flow from operations was partially offset by (i) a $26.8 million decrease in deferred revenue as a result of revenue recognized on the deferred revenue balances at the beginning of the fiscal year and timing of billings, (ii) a $23.7 million decrease in accrued expenses and other current liabilities primarily due to the timing of bonus and commission payments, (iii) an $8.9 million decrease in accounts payable due to timing of vendor payments, (iv) an $8.4 million increase in other non-current assets due to an increase in capitalized commissions and collateral for letters of credit issued in lieu of deposits on certain leases and customer contracts, as well as security deposits in lieu of letters of credit for customer contracts, and (v) a $6.1 million decrease in operating lease liabilities due to ongoing payments for leased properties.
For the nine months ended October 31, 2022, cash provided by operating activities was $4.6 million, which consisted of net loss of $55.1 million, adjusted for non-cash expenses of $54.0 million, and $5.6 million of net cash flows provided as a result of changes in operating assets and liabilities. The $5.6 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected (i) a $29.4 million decrease in accounts receivable due to increased collections and (ii) a $27.2 million decrease in prepaid expenses and other current assets due to decrease in prepaid hosting and data costs. These increases to cash flows from operations were partially offset by (i) a $24.6 million decrease in deferred revenue as a result of revenue recognized on the deferred revenue balances at the beginning of the fiscal year, (ii) a $12.0 million cash outflow from a litigation settlement, (iii) a $5.8 million increase in other non-current assets largely driven by the capitalization of costs to obtain customer contracts, (iv) a $5.4 million decrease in operating lease liabilities as a result of on-going payments on our leases, (v) a $1.3 million decrease in accrued expenses and other current liabilities, and (vi) a $1.2 million decrease in accounts payable.
Investing Activities
For the nine months ended October 31, 2023, cash used in investing activities was $96.3 million and primarily consisted of $443.9 million of purchases of marketable securities, partially offset by $357.4 million of maturities of marketable securities.
For the nine months ended October 31, 2022, cash used in investing activities was $189.0 million and primarily consisted of $640.2 million of purchases of marketable securities, partially offset by $459.0 million of maturities of marketable securities.
Financing Activities
For the nine months ended October 31, 2023, cash provided by financing activities was $36.3 million, which consisted of proceeds from the exercise of stock options of $32.3 million and proceeds from purchases of stock under our ESPP of $4.0 million.
For the nine months ended October 31, 2022, cash provided by financing activities was $22.2 million, which consisted of $16.0 million of proceeds from the exercise of stock options and $6.2 million of proceeds from purchases of stock under our ESPP.

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
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2023. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of October 31, 2023 as a result of a material weakness that existed in our internal control over financial reporting as described below.
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
(ii)Ensuring each relevant data element that is an input in the commission calculations is identified, subject to an approval process and agrees to the commission software.
(iii)Performing recalculations of the commissions earned output from the software to ensure they are calculated in accordance with the criteria defined in our approved commission plans.
While we have initiated a remediation plan to remediate this material weakness, these actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. As of October 31, 2023, management has continued with the remediation efforts described above. We are committed to the continuous improvement of our internal control over financial reporting and will continue to review the internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
Other than as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended October 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation or mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
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
Our revenue was $186.3 million and $157.3 million for the three months ended October 31, 2023 and 2022, respectively, and $538.2 million and $452.9 million for the nine month ended October 31, 2023 and 2022, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We have incurred significant net losses in recent years, including a net loss of $55.7 million for the year ended January 31, 2023. We had an accumulated deficit of $466.4 million and $496.6 million as of October 31, 2023 and January 31, 2023, respectively. We expect that our costs will increase over time and our losses may continue, as we expect to invest significant additional funds in our business and incur costs relating to operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:
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
Further, our leases and other agreements with data centers and cloud computing providers expire at various times, and the owners of our data center facilities and cloud computing providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Additionally, certain of our data center and clouding computing provider agreements may be terminable for convenience by the counterparty. If services are interrupted at any of these facilities or providers, such agreements are terminated, or we are unable to renew these agreements on commercially reasonable terms or at all, or if one of our data center or cloud computing providers is acquired or encounters financial difficulties, including bankruptcy, we may be required to transfer our servers and other infrastructure to new data centers and cloud computing providers, and we may incur significant costs and possible service interruptions in connection with doing so. In addition, if we do not accurately plan for our data center and cloud computing capacity requirements and we experience significant strains on our data center and cloud computing capacity, we may experience delays and additional expenses in arranging new data center and cloud computing arrangements, and our customers could experience service outages that may subject us to financial liabilities, result in customer losses and dissatisfaction, and materially adversely affect our business, operating results and financial condition.
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
In addition to the use of our own artificial intelligence (“AI”) features within our products, we have also incorporated generative artificial intelligence (“Generative AI”) processes and algorithms into our product offerings through third party partners integrated with our products, which may result in adverse effects to our financial condition, results or reputation. Generative AI features and services leverage existing and widely available technologies, such as those owned by OpenAI or alternative large language model providers. The use of Generative AI processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.

Use of AI or Generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development, maintenance and operation of deep learning datasets, and our customers failing to adopt or implement our new products as intended. For example, AI and Generative AI algorithms use machine learning and/or content creation which, depending on the reliability of the model, may lead to flawed, biased, unexplained, and inaccurate results, which could lead to customer rejection or skepticism of such products. Emerging ethical issues surround the use of AI or Generative AI more specifically, and if our deployment or use of AI or Generative AI becomes controversial, we may be subject to reputational risk. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we or our customers input into the third-party Generative AI features in our products could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ Generative AI models, in breach of our contractual agreements. Additionally, where the product ingests personal data or where it makes connections using such data, these AI or Generative AI processes may reveal other personal or sensitive information generated by the AI or Generative AI solution, or could lead us to be unable to fulfill certain data subject requests in compliance with certain privacy laws, such as requests to delete certain personal data ingested by the product. Further, unauthorized use or misuse of Generative AI by our employees or others, including violation of internal policies or procedures or guidelines, may result in disclosure of confidential company and customer data, reputational harm, privacy law violations, legal liability, or regulatory actions, including algorithmic disgorgement. Improper use of AI and Generative AI could result in biased results and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. In addition, our use of Generative AI may also lead to novel and urgent cybersecurity risks (such as if a bad actor “poisons” the Generative AI with bad inputs or logic), including the misuse of personal or business confidential data, which may adversely affect our operations and reputation.
As a result, the integration of Generative AI into our products and operations may not be successful despite expending significant time and monetary resources to attempt to do so. Our investments in deploying such technologies may be substantial, and they may be more expensive than anticipated. If we fail to deploy Generative AI as intended, our competitors may incorporate Generative AI technology into their products or services more successfully than we do, which may impair our ability to effectively compete in the market.
Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time as they continue to evolve and solidify. Several jurisdictions around the globe have already proposed or enacted laws or guidelines governing AI. For example, the Biden administration recently issued an executive order on AI that requires companies developing certain types of AI models to notify the federal government of certain safety test results and other information. As another example, European regulators have proposed an AI regulation that, if adopted, could impose onerous obligations related to the use of AI-related systems, and we expect that other jurisdictions will adopt similar laws. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our AI features or our use of Generative AI, and therefore use cases must be carefully assessed. These obligations may make it harder for us to conduct our business using AI or Generative AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, prevent or limit our use of AI or Generative AI, or disgorge certain algorithms. For example, the US Federal Trade Commission has required other companies to turn over or delete (disgorge) valuable insights or trainings generated through the use of AI, or the AI models or algorithms themselves, where they allege the company has violated privacy and consumer protection laws. If we cannot use AI or Generative AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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
While our customer agreements typically contain limitations and disclaimers that purport to limit our liability for damages related to defects in our solution, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise effectively protect us from such claims. If our customers fail to use our solution according to our specifications, our customers may suffer a security incident on their own systems or other adverse consequences. Even if such an incident is unrelated to our security practices, it could result in our incurring significant economic and operational costs in investigating, remediating, and implementing additional measures to further protect our customers from their own vulnerabilities, and could result in reputational harm.
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
During the nine months ended October 31, 2023, approximately 40% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.
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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of October 31, 2023, we owned 37 U.S. issued patents and 11 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter parties review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
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
We seek to maintain the availability of our products through certain controls, such as business continuity and disaster recovery plans, redundant designs of operational systems and processes, training and availability of key employees, strong contractual and technical assurances by our third-party service providers to maintain their services to us, regular tests and audits of critical systems and plans, capacity planning for current and future system and process needs, enterprise risk management, and a continuous review of our plans. Notwithstanding these efforts, we cannot ensure that our systems or those of our third-party service providers will not be vulnerable to disruptions from natural or man-made disasters or other security incidents. We are exposed to threats and resulting risks that may result in a significant disruption of our ability to deliver our products to our customers.
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
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation or mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws, including wiretapping laws. For example, various privacy laws and other obligations may require us to obtain consents to process personal data in certain circumstances. For example, some of our data processing practices may be challenged under wiretapping laws, as we obtain customer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. Our inability or failure to do so could result in adverse consequences, including class action litigation and mass arbitration demands. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, under the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”) noncompliance may carry fines of up to $7,500 per violation; the CCPA also allows for a private right of action for certain data breaches. These laws, as well as other laws or regulations relating to data privacy and security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, may result in further uncertainty with respect to data privacy and security issues, and will require us to incur additional resource, costs and expenses in an effort to comply. The enactment of such laws has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to personal data than federal, foreign or other state laws, which may complicate compliance efforts. The federal government is also considering comprehensive privacy legislation.
In addition, as we continue to expand our business activities, we are accessing additional types and greater volumes of potentially sensitive information that may subject us to additional privacy and security laws and obligations. For example, in certain limited instances, we may agree with specific customers to permit the exchange of protected health information through certain approved platform components. Our access to protected health information for specific agreed use cases on behalf of those customers that are covered entities and therefore subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), may subject us to HIPAA’s specific requirements relating to the privacy, security, and transmission of protected health information. To the extent that we become subject to HIPAA, our failure to comply could result in significant penalties. Additionally, to the extent that additional customers with whom we did not agree to permit the exchange of protected health information through our platforms in their capacity as covered entities nonetheless provide such information in violation of their contractual obligations with us, we could also be subject to additional compliance risks. Similar privacy, security, and transmission obligations may apply to us outside the United States if we process health information and other categories of sensitive data and our failure to comply could result in significant penalties.
Outside of the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. Some examples of these laws include the European Union’s General Data Protection Regulation (“ EU GDPR”), the United Kingdom’s GDPR (“UK GDPR” and, together with EU GDPR, “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), China’s Personal Information Protection Law, India’s Digital Personal Data Protection Act, and Japan’s Protection of Personal Information. These laws all impose strict requirements for processing personal data. For example, noncompliance with the EU GDPR carries fines of up to the greater of €20 million or 4% of global annual turnover (and under the UK GDPR, up to the greater of £17.5 million or 4% of global annual turnover) and can result in data processing bans, other administrative penalties and litigation brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, together with associated damage to our reputation.
Europe and other jurisdictions have enacted laws (not just privacy laws) requiring data to be localized in some limited circumstances or limiting the transfer of personal data to other countries. In particular, European and other data protection laws, including the GDPR, restrict the ability of companies to transfer personal data to the United States and other countries, and there are rigorous restrictions regarding transfers of personal data from China. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws and, in some circumstances, these may be requirements outside of the scope of privacy law, but industry specific requirements. Although there are currently various mechanisms that may be used to enable the transfer of personal data from the European Economic Area (“EEA”) and UK to the United States in compliance with the law, such as the EU-US Data Privacy Framework and the UK extension thereto (to which we are an active participant) and the the EU and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no continued assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other countries with “inadequate” data protection regimes without the potential for future challenge. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions, outside of the origin territory, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the prohibition on further transfers, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
We may also become subject to new laws in the EEA that regulate cybersecurity and non-personal data, such as the European Data Act. Depending on how these laws are interpreted, we may have to adapt our business practices and products to comply with such obligations.

UK and EEA data privacy regulations in relation to electronic communications also require opt-in consent to send marketing emails or other electronic communications to individuals or for the use of cookies and the data obtained using cookies and similar technologies for advertising, analytics and certain other purposes – activities on which our products and marketing strategies rely. Enforcement of these requirements has increased, and a new regulation proposed in the European Union, known as the ePrivacy Regulation, makes these requirements, as well as requirements around tracking technologies, such as cookies, more stringent and increases the penalties for violating them. Such restrictions could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our business.
We sometimes rely on data obtained from third-party data suppliers, and the sale of data to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining information from third parties carries risk to us as a data purchaser. Regulators are increasingly scrutinizing the activities of third-party data suppliers, as well as those using the data from those third parties, and laws in the United States (including the CCPA and California Delete Act) and other jurisdictions, such as Europe (including GDPR, ePrivacy Directive), are likewise regulating such activity. These laws pose additional, material compliance risks to such suppliers, and these suppliers may not be able to supply us with personal data in compliance with these laws. Such laws may make it difficult for our suppliers to provide the data as the costs associated with the data materially increase. For example, some data suppliers are required to register as data brokers under California, Vermont, Texas and Oregon law and file reports with regulators, which exposes them to increased scrutiny. Additionally, the California Delete Act requires the California Privacy Protection Agency (“CPPA”) to establish by January 1, 2026 a mechanism to allow California consumers to submit a single, verifiable request to delete all of their personal data held by all registered data brokers and their service providers. Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for our suppliers to provide the data that the costs associated with the data materially increase or may materially decrease the availability of data that our data suppliers can provide us. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, provided appropriate notice to data subjects, obtained necessary consents, or established a legal basis for the transfer and processing of the data by us, or if there are restrictions in their terms of use of which we are not aware.
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
Apart from government activity and our customer contracts, privacy advocacy and other industry groups have established or may establish new self-regulatory standards, with which we may be contractually bound to comply. As an example, we enter contractual relationships requiring us to comply with the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.
Moreover, we are certified or assessed to be compliant with UK Cyberessentials, SOC 1, SOC 2, SOC 3, ISO 27001, PCI-DDS 3.2, HIPPA (under SSAE 21 reporting), and maintain a FedRAMP LI-SaaS Authority to Operate (ATO). If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.
Furthermore, we make numerous statements in our privacy policies and terms of service, through our certifications to certain industry standards and in our marketing materials that describe the security and privacy practices of our Unified-CXM platform, including detailed descriptions of security measures we employ. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Our privacy policies and other statements regarding data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even though circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings by the U.S. Federal Trade Commission, federal, state and foreign regulators, our customers and private litigants, which could adversely affect our business, reputation, results of operations and financial condition.
Business partners and other third parties with a strong influence on how consumers interact with our products, such as Apple, Google, Meta and Mozilla, may create new privacy controls or restrictions on their products and platforms, limiting the effectiveness of our services.
With obligations relating to data privacy and security changing and imposing new and stringent obligations, and with some uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Additionally, if the third parties we work with, such as our vendors or third-party service providers, violate applicable laws, rules or regulations or our policies, such violations also may put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our third-party service providers to comply with our data privacy or security obligations to customers or other third parties, or any of our other legal obligations relating to data privacy or security, may result in governmental investigations or inquiries (which have occurred in the past and may occur in the future), enforcement actions, litigation and mass arbitration demands, disputes or other claims, indemnification requests, restrictions on providing our services, claims or public statements against us by privacy advocacy groups or others, adverse press and widespread negative publicity, reputational damage, significant liability or fines and the loss of the trust of our customers, any of which could have a material adverse effect on our business, results of operations and financial condition. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
The cost of compliance with, and other burdens imposed by, laws, rules, regulations and other obligations relating to data privacy and security applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process personal data from their employees, customers and partners, which could limit the use, effectiveness and adoption of our Unified-CXM platform and reduce overall demand. Furthermore, the uncertain and shifting regulatory environment, as well as changes in consumer expectations concerning data privacy may cause concerns regarding data privacy and may cause our data vendors, customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption, effectiveness or use of our applications.
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
We and the third parties upon which we rely may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), volumetric or application-level denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, misconfiguration, software or hardware failures, access deprovisioning failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI. In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Adware, telecommunications failures, earthquakes, fires, floods, adverse weather events, and man-made disasters may also impact the availability of our systems and operations.
Furthermore, our services are critical to the internal processes of a large number of companies worldwide and, as a result, if our products are compromised, a significant number or, in some instances, all of our customers and their data could be simultaneously affected, which could cause serious disruption and harm. The potential liability and associated consequences we could suffer as a result could be significant.

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
We rely upon third-party service providers and technologies to operate critical business systems to process confidential information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. While we require our third-party service providers who process confidential information on our behalf to meet certain security requirements and give contractual commitments to us regarding their data processing activities, our ability to monitor these third parties’ information security practices is limited, and despite such assurance and commitments, these third parties may not have, or may not continue to have, adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages or protect our reputation, or we may be unable to recover any such awarded damages. Moreover, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services.
Additionally, the reliability and continuous availability of our platform is critical to our success. However, software such as ours contains errors, defects, security vulnerabilities, or software bugs that are difficult to detect and correct, and some of these may pose a significant risk to our business and ability to provide our products and services, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems (including our products) because such vulnerabilities change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities and related unauthorized access in our information technology systems (including our products), our efforts may not be successful. Further, in some cases, these vulnerabilities may require immediate attention, but we may still experience delays in developing and deploying remedial measures designed to address any such vulnerabilities. Additionally, even if we are able to develop a patch or other fix to address such vulnerabilities, such fix may be difficult to push out to our customers or otherwise be delayed. These remedial measures may not also negate any access an adversary has to our network, systems, or data.
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
Applicable data privacy and security obligations, both legally and contractually, may require us to notify relevant stakeholders of security incidents. Such notifications are costly, and the notifications or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our Unified-CXM platform, deter new customers from using our Unified-CXM platform, and negatively impact our ability to grow and operate our business.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
•general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of recent bank closures, public health crises or geographical tensions and wars, such as the Russia-Ukraine war and the Israel-Hamas war; and
•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of October 31, 2023 beneficially held approximately 48.6% of our outstanding capital stock, but controlled approximately 90.4% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.
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
As of October 31, 2023, our directors, executive officers and their respective affiliates beneficially owned, in the aggregate, approximately 97.9% of our Class B common stock, and controlled approximately 89.6% of the voting power of our outstanding capital stock. As a result, our directors, executive officers and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction.
These stockholders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risk to holders of our Class A common stock or that may not be aligned to the interest of holders of our Class A common stock, including decisions to delay, prevent or discourage acquisition proposals or other offers for our capital stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the Russia-Ukraine war has also added to, and the Israel-Hamas war and related regional tensions may add to, the extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, rising inflation and other macroeconomic pressures in the U.S. and the global economy could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of recent bank closures, public health crises, or political unrest, war or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced marketing budgets for our customers and potentially less demand for our platform. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. To the extent that these weak economic conditions cause our existing customers or potential customers to reduce their budget for Unified-CXM solutions or to perceive spending on such systems as discretionary, demand for our Unified-CXM platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, results of operations and financial condition.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for the following types of actions and proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
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
None.

Item 5. Other Information
Insider Trading Arrangements
During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Manish Sarin, Chief Financial Officer	Adoption	September 15, 2023	X		200,000	March 29, 2024
Manish Sarin, Chief Financial Officer	Termination(1)	October 12, 2023	X		200,000	March 29, 2024
Manish Sarin, Chief Financial Officer	Adoption(1)	October 12, 2023	X		Up to 254,087(2)	April 12, 2024
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on September 15, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as then in effect, under the Exchange Act.

(2) Includes (i) 80,000 shares that may have been previously sold pursuant to Mr. Sarin’s Rule 10b5-1 trading arrangement adopted on June 21, 2023, which expires on December 20, 2023, and (ii) up to 151,041 shares subject to RSUs previously granted to Mr. Sarin that will vest and be released to Mr. Sarin on or prior to March 15, 2024. The actual number of shares underlying such RSUs that will be released to Mr. Sarin and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

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

10.1#+	Separation Agreement, by and between Pavitar Singh and Sprinklr Middle East, dated September 22, 2023.
10.2#+	Sprinklr, Inc. Severance and Change in Control Plan.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
# Indicates management contract or compensatory plan.
+ Certain portions of this exhibit have been omitted by redacting a portion of the text.
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

Sprinklr, Inc.

Date: December 6, 2023	By:	/s/ Ragy Thomas
Ragy Thomas
Founder, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 6, 2023	By:	/s/ Manish Sarin
Manish Sarin
Chief Financial Officer
(Principal Financial and Accounting Officer)