Form 10-K
period 2024-01-31
Sprinklr, Inc.
filed 2024-03-29
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2023 based on the closing price of $14.04 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $1.6 billion. This aggregate market value does not include shares of Class A common stock beneficially owned by each executive officer, director, and stockholder that the registrant has concluded is an affiliate of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 20, 2024, there were 151,135,628 shares of the registrant's Class A common stock and 122,063,598 shares of the registrant's Class B common stock, each with a par value of $0.00003 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2024.

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
These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses and other operating results;
•our ability to acquire new customers and successfully engage new and existing customers;
•our ability to achieve and maintain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategies for our Unified Customer Experience Management (“Unified-CXM”) platform;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of unstable market and economic conditions, including as a result of increases in inflation rates, higher interest rates, recent bank closures or instability, public health crises and geopolitical actions, such as war and terrorism or the perception that such hostilities may be imminent, on our business, financial condition and share price;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
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
We do this with a new category of enterprise software – Unified Customer Experience Management (“Unified-CXM”) – that enables customer-facing teams, from Customer Service to Marketing, to collaborate across internal silos, communicate across digital channels, and leverage a complete suite of capabilities to deliver better, more customer experiences at scale – all on one unified, AI-powered platform.
Overview
The way the world communicates has changed, driven by a shift from traditional channels, like email and phone, to an ever-expanding universe of modern channels, like messaging, chat, text and social. Consumers’ experiences today are shaped by each interaction they have with a brand, which includes physical, in-person engagements, as well as digital engagements through online customer support, websites or social media. And, given the expansive digital landscape for businesses today, brand reputation is significantly impacted by the far-reaching influence of consumers on public, digital platforms. As a result, companies must consider every touch point along the customer journey and ensure seamless and consistent customer experiences in person and online. They must communicate instantly with consumers who move fluidly across dozens of channels and resolve customer pain-points in a personalized way. For large enterprises with legacy customer relationship management (“CRM”) systems, massive amounts of unstructured, real-time data that customers expect to inform their experiences are ignored and lost to a narrow set of structured, backward-looking customer information like names, addresses and birthdates.
Sprinklr was founded to solve this problem: a software-as-a-service platform purpose-built to help enterprises break down information and organization silos across the customer journey, tap into unstructured digital data and utilize AI to create a persistent, unified view of each customer – at scale. We do this by providing customer-facing teams with the capabilities they need to serve customers, share insights and work together to deliver a more unified customer experience. For more than a decade, we have helped hundreds of the world’s most valuable and iconic brands rise to the challenge of making their customers happier, while helping them increase revenue and productivity, decrease costs and mitigate brand reputation risks.
Our go-to-market strategy has enabled us to grow rapidly, attracting 1,735 customers as of January 31, 2024, including more than 60% of the Fortune 100. As of January 31, 2024, we had 126 customers with subscription revenue equal to or greater than $1.0 million for the trailing 12-month period. Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in more than 80 countries, and our AI-powered Unified-CXM platform recognizes over 150 languages. We see significant opportunity to grow within our existing customer base as customers increase usage of existing products and/or add additional products across business units and geographies. The breadth of our platform also positions us to scale across more customer-facing teams to attract new buyers beyond traditional social media roles, such as the technology buying center, call center operations, and data and insights teams to name a few. Our success and innovation are driven by an experienced global management team and extraordinary culture. That culture is defined by both the “The Sprinklr Way,” which provides our framework for leadership, behaviors and values, and the deep and genuine way we care about the success of our customers and employees. The Sprinklr Way enables us to attract and retain a diverse and talented team to provide a premium experience for our customers.
Key Advantages of Our Unified-CXM Platform
Our unified architecture, AI, enterprise-grade platform and large repository of public digital data are key competitive differentiators. Our platform utilizes a single codebase architecture purpose-built for managing customer experience data and is powered by our own proprietary AI, which is available across all our product suites. Sprinklr also supports seamless integrations with other industry-leading Generative AI models to offer customers the broadest choice for their personal AI needs. Our core differentiators are:
•UNIFIED architecture, built to address the proliferation of online channels: We have created a platform that allows organizations to listen to customers and prospects, learn from them, deliver customer service and create more personalized experiences across more than 30 digital channels, including messaging, live chat, text, social media and hundreds of millions of forums, blogs, news and review sites, as well as traditional channels such as voice and email. We believe that we are the only Unified-CXM platform that offers a single codebase architecture, designed to provide a seamless, unified experience for our customers. A single codebase architecture supports our ability to seamlessly integrate channels, unify journeys across functions, and innovate faster in a “build once, deploy across” way. Our architecture is designed to ensure that our customers are always utilizing the latest and most accurate AI models, providing insights to our customers with speed, accuracy, governance, compliance and security.

•ADVANCED listening, built for digitally led, real-time and conversational data, yielding actionable insights: Our single codebase platform was designed from the ground up to handle a massive scale of unstructured data. Our platform captures over 450 million conversations and makes over 10 billion AI predictions every day, publishes over 100 million brand messages, including those published over live chat, and handles more than 50 million customer cases every month, while also tracking over 40,000 brands and influencers and managing over 3 billion profiles across all digital channels. We believe that the scale of our AI predictions, the scope of our digital identity management, and our conversational capabilities are unmatched in the industry.
•PURPOSE-BUILT Sprinklr AI for deriving insights and driving interactions: With over a decade of development, we offer a broad set of AI capabilities from deep learning powered natural-language processing to automated speech recognition, as well as deep AI functionality, such as patented, phrase-level analysis. Our models are built on customer experience data, each delivered in the native language (149 languages), help our global customers derive insights around brand equity, inform content strategy and allocate resources. These proprietary models also drive customer interactions to understand consumer intent in real-time, triage customer issues and empower customer service agents to improve customer experience. We believe that we have a significant first-mover advantage, helping us establish and maintain a global leadership position in offering enterprise-level AI to meet governance, compliance and security requirements.
•CUSTOMER-DRIVEN Sprinklr AI+ for improving productivity: We combine our proprietary Sprinklr AI with generative AI models to drive new levels of productivity across customer-facing functions – we call this Sprinklr AI+. Sprinklr AI+ allows enterprises to combine unstructured, CX data from 30+ digital channels – including social platforms, messaging platforms and millions of publicly available news, blogs and review sites – with generative AI to create content, improve feedback and assistance, and more quickly identify insights and subsequent actions. Sprinklr AI+ leverages generative AI in all four Sprinklr product suites to offer AI-powered omnichannel contact center as a service (“CCaaS”), social media management, marketing & advertising, and research tools. Sprinklr AI+ incorporates generative AI powered by integrations with OpenAI, Google Cloud’s Vertex AI and Microsoft Azure OpenAI Service.
•COMPLETE, built for organizations with the full consumer lifecycle in mind: We offer a broad range of digital and traditional use cases across customer-facing teams. Our Unified-CXM platform enables broad-based listening, seamless collaboration across the entire customer journey, skills-based workflow, customer-led governance and timely decision-making.
•SCALABLE enterprise-grade platform: We empower the largest global enterprises to serve their customers 24/7. Our architecture is designed to be scalable and flexible to meet the demands of today’s digital enterprises or organizations and to be deployed quickly—at scale—to ingest massive amounts of data. Our Unified-CXM platform is designed to comply with the industry security controls. For example, we are certified in International Organization for Standardization (“ISO”) 27001, maintain annual American Institute of CPAs (“AICPA”) System and Organization Controls (“SOC”) 1, SOC 2, and SOC 3 Type II reports and have an environment that is assessed under Payment Card Industry Data Security Standard (“PCI-DSS”) as Service Provider Level 1. We also assess our environments for applicable Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”) security and privacy control and procure an AICPA accredited auditor report under Statements on Standards for Attestation Engagements (“SSAE”) 21. Our data privacy measures are designed to meet the requirements under applicable data protection laws such as the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”). We have been granted a Federal Risk and Authorizations Management Program (“FedRAMP”) Authority to Operate (“ATO”) to operate our solutions for United States federal agencies.
Sprinklr has been widely recognized by industry analyst firms including Gartner, Forrester, Omdia, Ventana, IDC and Everest in a multitude of customer experience and SaaS technology markets. Sprinklr has been named a Leader in Gartner’s Content Marketing Platforms Magic Quadrant™, the Forrester Wave™ for Social Suites and Ventana Customer Experience Management Value Index. The company has been evaluated with strong results in Gartner’s Enterprise Conversational AI Platforms Magic Quadrant™, Omdia Customer Engagement Platforms Universe, and IDC Voice of the Customer MarketScape.
Our Artificial Intelligence – Sprinklr AI
The core of our technology is our proprietary AI, which is integrated across a highly scalable and flexible architecture and available across all Sprinklr product suites. We believe that our Unified-CXM platform is the first ever purpose-built, AI-powered platform for the enterprise designed to account for the security, compliance and governance measures they require. We have spent over a decade developing sophisticated, deep machine learning algorithms that automate techniques to deliver insights and drive interactions. At any given instance, our AI engine can process millions of unstructured and structured data points ingested from myriads of channels and software applications.

Our AI is differentiated in the following ways:
•A massive data set of consumer behavior and preferences: Our platform ingests, processes and analyzes consumer data and behavior from one of the largest publicly available datasets (we call this Customer Experience Management (“CXM”) data), with over 450 million data points accessed and ingested daily. Our AI deep machine learning algorithms work via eight distinct and powerful layers, which aggregate all different unstructured data types across more than 30 digital channels with structured first- and second-party traditional channel data and convert them into actionable structured insights and interactions.
•Industry leading purpose-built Unified-CXM platform to ingest and analyze customer engagement data across all addressable/available channels: Our platform is architected to ingest unstructured and structured data from more than 30 digital channels in real-time, including audio, video and images. The same components are reused between multiple training, and inference pipelines, enabling our data scientists to build and deploy new use-cases rapidly. This unified AI architecture enables brands to have a single understanding of their customers, in line with how customers should have a single experience with their brand.
•High accuracy of predicting consumer behavior and preferences: Our AI engine is built on top of highly sophisticated and customizable machine learning algorithms that result in more than 10 billion predictions per day. This fully automated AI engine provides actionable insights built on deep machine learning that requires no human involvement and is designed to make accurate predictions across a wide range of products offered by our Unified-CXM platform.
•Powerful and dynamic natural language processing and generation: We have developed advanced text analytics capabilities with technology that can look at the context, grammar and co-references of a sentence to associate opinions, thoughts, preferences and feedback with respective brands and products. We also model end-to-end dialogues for improving customer service agent productivity. This capability automatically learns from previous agent-consumer interactions, sentiment, emotion, intents and conversation intent journeys to suggest highly contextual, fluent, relevant and engaging responses.
•Highly sophisticated and configurable AI models: We have developed highly specialized AI models across more than 60 industry verticals and sub-verticals across 149 languages. With a training data set of over 100 million data points, we are able to provide efficiencies to our customers. We deploy AI models at four different levels to ensure quick deployment for rapid time to value realization: (1) Global Models: Developed with data across industries and partners; (2) Industry Models: Developed when data of one industry varies significantly from another; (3) Sub-vertical Models when the data within an industry varies significantly; and (4) Customized AI Models: Enabling brands to quickly customize AI models to solve their diverse set of use cases.
Sprinklr AI gets smarter every day by leveraging virtuous feedback loops. With each piece of feedback, our AI learns actively, which in turn leads to more customers adopting the power of Sprinklr’s AI capabilities. Our AI is used across Sprinklr’s use cases and products, which enables a cohesive customer experience. As AI and machine learning grow across industries, this flywheel approach has become a cornerstone and competitive differentiator at Sprinklr.
Our Product Suites
With the rise of modern channels, customers are connected and empowered like never before. Every customer-facing team needs to think differently as a result:
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
These new realities guide each of the products that we have built, providing solutions and capabilities that large enterprises can no longer afford to live without:
•Sprinklr Service – Sprinklr Service is a suite of AI-powered products and solutions that unifies customer service across voice, digital and social channels – powering channel-less interactions and seamless resolution no matter the customer channel of contact.
•Sprinklr Social – Sprinklr Social is a suite of AI-powered products and solutions that unifies social media publishing and engagement across 30+ channels – enabling enterprise-grade security, governance, and automation.

•Sprinklr Insights – Sprinklr Insights is a suite of AI-powered products and solutions that unifies consumer, customer, competitive and industry data from a high volume of third-party, second-party and first-party sources – unlocking actionable insights and powering critical decisions.
•Sprinklr Marketing – Sprinklr Marketing is a suite of AI-powered products and solutions that unifies content production and content lifecycle management with paid campaign orchestration across 30+ channels – boosting collaboration, compliance and productivity across marketing campaigns.
Although all of our product suites are available to customers on our Sprinklr Unified-CXM platform, each can also be purchased individually.
Sprinklr Unified-CXM Platform
One single, unified platform with 4 product suites: Purpose-built to consolidate listening and insights, social media management, campaign lifecycle management, paid advertising and customer service in one unified platform. The four key product suites that align to the needs of enterprises managing the customer journey are:
•Sprinklr Service
•Sprinklr Social
•Sprinklr Insights
•Sprinklr Marketing
The Sprinklr Unified-CXM architecture was built to manage all of these products on a single platform. Our Unified-CXM Platform provides the following common features and capabilities, which are shared across the platform and all products:
•Sprinklr AI – Sprinklr’s proprietary AI built against customer experience (CX) use cases with CX models based on CX data.
•Sprinklr AI+ – An AI-everywhere offering that unifies proprietary AI from Sprinklr with generative AI powered by integrations with OpenAI, Google Cloud’s Vertex AI and Microsoft Azure OpenAI. Sprinklr AI+ brings generative AI to customer experience designed with governance, security and data privacy in mind.
•Sandbox – Sprinklr Sandbox offers an isolated test environment that mimics your live production environment, allowing you to practice with precision, create without consequences, and change with confidence.
•Integrations – Sprinklr marketplace integrations include 80+ out-of-the-box connectors with CRMs, CDPs, DAMs, and Data Visualization and with other enterprise platforms like Microsoft, Salesforce, Adobe, Google, Oracle, SAP and ServiceNow.
•APIs – Sprinklr provides a robust list of Restful web service application programming interfaces (“APIs”) to integrate data and execute processes with external systems.
•Active Data Retention – Customers have the ability to store Sprinklr’s platform data to stay on top of regulatory requirements, use historical data to address key operational needs and optimize campaigns based on past performance.
•Display – Display transforms data and content into high-impact, insights-driven experiences through an interactive digital signage solution for retail, DooH (digital out-of-home), stadium, broadcast TV and command centers.
•Presentations – Our Live Slide™ technology helps customers quickly create slides of live, real-time social and business data and content that are easily accessible for all stakeholders, empowering them to tell their story in a visually compelling way.
•AI Studio – Create and deploy custom artificial intelligence models, validate predictions of existing models and retrain them accordingly. Build and refine all AI models with zero coding.
Sprinklr Service
Sprinklr Service is a comprehensive, cloud-based, AI-powered CCaaS platform that enables customer service agents to seamlessly service customers across digital, social and voice channels and empowers the leadership with complete visibility into contact center operations to drive transformation.
Customers choose from the following Sprinklr Service products, sold individually and in bundles:
•Sprinklr Voice – Enables enterprises to modernize their contact center with AI-powered inbound and outbound voice capabilities, including Interactive Voice Response, Automatic Call Distribution, Pairing and Routing, Call Controls, Agent Assist, AI-driven Nudges and Predictive Dialers, Omnichannel Workflows, Campaign Management and Contact Center Monitoring.

•Social Customer Service – Allows companies and organizations to deliver a unified customer service experience across 15+ social media channels with Intelligent Routing, Channel Prioritization and Deflection, and seamless integrations with CRM systems, such as Salesforce.
•Live Chat Support – Helps customers reduce their support costs and Average Handle Time by delivering prompt customer service and resolving queries in the first interaction on websites and mobile applications through text, video and co-browsing.
•Conversational AI: Chatbots – Our simplified bot development, use case library and industry-specific/intent-based bot workflows combined with AI-powered workflows and seamless agent handoff, empowers brands to deploy chatbots across 25+ channels to improve customer service and grow revenue.
•Conversational AI: Voice Bots – Utilizing the same capabilities as Chatbots, voice bots enable human-like, seamless omni-channel service with features such as auto modulations, dynamic pacing and expressive text-to-speech.
•Conversational Analytics – Unlocks insights on why customers are contacting Customer Support with data across 30+ channels including Top Contact Drivers, Impact Analysis, Smart Themes, Real-time Alerts and Transcription, and PCI Compliance.
•Smart AI Intents – Customized AI capability that breaks down inbound customer messages to identify a customer's primary intention, as well as other useful conversational ingredients to support an agent or automated dialog.
•Sprinklr AI+ Service – Boosts agent productivity by leveraging generative AI to deliver capabilities such as Auto Case Summarization, Reply Assistance, Knowledge Base, Agent Adherence and Auto Case Disposition.
•Community – Enables companies and organizations to build and manage a customizable forum for customers to easily interact with each other, share solutions and recommend product improvements through capabilities including Gamification, Polls, Contests, Peer-to-Peer Assistance and Integrated Chat.
•Knowledge Base – Helps agents find appropriate articles to reduce case handling time. AI intents will seek to surface the most relevant material directly within the Agent Console. For customer-facing experience, Knowledge Base is applied on websites, mobile apps or communities to offer customers quick, direct access to the right information.
•Guided Workflows – Provides agents and consumers step-by-step prompts for resolving common queries. AI monitors conversations and suggests the most relevant pre-configured workflows.
•Workforce Management – Helps contact center managers analyze historical data to accurately predict workforce needs, meet service targets and improve efficiency with capabilities such as Automated Scheduling, Shift Bidding, Time-off Management, Approval Automation, AI-driven Forecasting, Capacity Planning and Staffing Simulation.
•Quality Management – Identifies opportunities to improve agent performance and empower supervisors to spend time on personalized agent coaching rather than evaluations through Live Coaching, Automated Sampling, Calibration, Case History, Real-time Insights and more.
•Service Command Center – Delivers on-brand displays for real-time contact center monitoring to manage agent and business performance and drive overall productivity.
Key use cases of Sprinklr Service include:
•Reducing the total cost of ownership in the contact center by eliminating point solutions;
•Improving revenue and increasing customer satisfaction by enabling channel-less customer service;
•Reducing costs by uncovering actionable insights into what is driving contact center volume; and
•Increasing efficiency and improving scalability by utilizing self-service and peer-to-peer capabilities on digital channels.
Sprinklr Social
Sprinklr Social helps our customers to manage their social media across multiple brands, teams and geographies by providing the broadest channel coverage, best-in-class social AI, enterprise-grade governance and a Unified-CXM platform that integrates social media with consumer intelligence, marketing and customer service. Sprinklr AI+ supports this through channel-specific Content Suggestions, Hashtag Recommendation, Campaign Ideas, Campaign Brief Generation, Content Localization, Content Paraphraser and Content Tonality.
Customers choose from the following Sprinklr Social products:
•Social Publishing & Engagement – Enables enterprises to plan, publish and manage brand content across multiple channels with digital asset management, editorial calendaring, UGC management and omnichannel publishing – then measure and respond to customer engagement efficiently with automated workflows, AI-driven moderation & routing and engagement dashboards that can be shared across teams.
•Distributed – Empowers Distributed teams (Sales, Location Managers, Field Agents) to drive awareness, scale localized engagement and convert more leads across digital channels — all while ensuring complete brand and legal compliance.
•Employee Advocacy – Enables enterprises to use their employees to amplify their brand, improve awareness, generate leads and attract talent — all while ensuring compliance.
Key use cases for Sprinklr Social include:
•Turning social into a revenue driver by capitalizing on conversations on modern messaging channels to increase sales and seamless commerce.
•Getting more from social media managers by using AI to understand where and when to engage and automating publishing consistently across all channels.
•Protecting brand reputation by limiting the risk of off-brand engagement with a global regulatory compliance framework for approvals, governance rules and moderation processes.
Sprinklr Insights
Sprinklr Insights enables our customers to listen, learn from and act on insights gleaned from digital and traditional channels. This helps enterprises to capture the concerns of their customers regarding the enterprise’s products, services and reputation; monitor trends and sentiments; benchmark their competition; and detect and manage crises. Sprinklr AI+ supports this through Topic Query Assistance, Query Generation, Keyword Suggestion and News Summarization.
Customers choose from the following Sprinklr Insights products:
•Social Listening – Enables enterprises to understand unstructured data from 15+ digital channels, automatically surface themes/trends/anomalies, share reports and act, all within a single AI-drive platform.
•Competitive Insights & Benchmarking – Allows companies and organizations to benchmark their social performance against competition and monitor influencers across eight social channels.
•Product Insights – Provides historical review coverage across 900+ e-commerce websites, 15+ digital channels and 5M+ web and traditional media channels, as well as 60+ verticalized AI and natural language processing models to capture actionable data on how customers feel about products and services in real-time.
•Location Insights – Enables enterprises to gather real-time customer feedback at a local, regional and global level from 20+ location-specific data sources to proactively fix issues, manage online reputation, drive business growth, and enhance customer experience.
•Visual Insights – Helps brands uncover visual brand mentions and user-generated content across news, print, broadcast, social and digital channels in real-time to track and detect brand use or misuse and power more meaningful communication across channels.
•Media Monitoring & Analytics – Provides brands and organizations with the ability to measure the performance of their PR initiatives by monitoring 800K+ online news sources, 4M+ blogs, print and broadcast media outlets and enhancing this with social listening data. Media Monitoring & Analytics also helps to proactively detect and alert enterprises around risks to brand reputation and crises.
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
Sprinklr Marketing
Sprinklr Marketing enables brands to streamline their marketing operations across the campaign lifecycle without the need for spreadsheets or disparate systems, while giving brands the ability to differentiate, derive insights and optimize their marketing and advertising strategies at scale.

The result: centralized and streamlined planning and publishing across channels, greater efficiency and reduced production costs, automated and unified reporting across channels for organic and paid initiatives, AI-powered and rule-based optimization, and actionable insights to improve advertising performance in real time.
Customers choose from the following Sprinklr Marketing products:
•Campaign Planning & Content Marketing – Enables brands to manage content planning, production, distribution and analytics on a single platform to reduce content production costs and accelerate campaign launches through capabilities such as Request Management, Editorial Planning, Collaboration, Production, Digital Asset Management, Brand Governance, Cross-Channel Publishing/Distribution and Sprinklr AI+-driven Ideation, Briefing, Copy Assistance and Localization.
•Social Advertising – Helps enterprises streamline advertising campaign management across 10 social channels with features like Workflows, AI-powered Optimization, comprehensive Cross-channel Reporting and enterprise-grade Governance, all on Sprinklr’s AI-powered Unified-CXM platform.
•Ads Comment Moderation – By managing comments on paid posts at scale, brands can moderate testimonials, product feedback, and urgent customer service queries that would otherwise go unnoticed. Ads Comment Moderation capabilities include Unified Engagement Dashboards, Rules Engine and Advanced Message Tagging.
•Marketing Analytics – Allows companies to measure, analyze and optimize their paid and organic marketing performance across 30+ digital and social channels from a single, comprehensive, AI-powered dashboard.
Key use cases of Sprinklr Marketing include:
•Unifying marketing and advertising teams on a single platform for all planning and publishing, cross-team collaboration, automation of repetitive tasks and performance management.
•Efficiently executing marketing and advertising campaigns at scale with streamlined task management, more control over campaign setup and access to timely, actionable insights. Scaling the use of high-performing assets to reduce content production costs.
•Protecting return on marketing investment with improved visibility and speed-to-market, agile course-correction and automated campaign optimization.
•Centralizing governance for every outbound piece of content and leveraging highly configurable user roles and permissions, ensuring that all content is authorized and on-brand.
Sprinklr Self-Serve
We believe that our investments in self-serve offerings will help us expand access to Sprinklr products and enable companies of all sizes to experience the power of our platform. With product purchases and decision-making becoming increasingly democratized even inside large enterprises, self-serve offerings provide easy access to teams and practitioners who experience Sprinklr firsthand and then recommend it to other buyers or more senior stakeholders within their organization. Our current self-serve offerings include:
•Sprinklr Social Self-Serve – Provides companies with a complete, entry-level, user-friendly social media management solution that includes Editorial Calendaring, Asset Management, Topic-based, Listening, Governance, Sprinklr AI+ for Social, Competitive Benchmarking and Reporting.
•Sprinklr Service Self-Serve – Enables enterprises to provide support and customer service on 22 channels with an out-of-the-box solution that includes Automated Workflows, Agent-customer Pairing, Customer Context, Canned Responses, Unified Agent Console, AI-powered Chatbots and Knowledge Base.
Our Growth Strategy
We intend to capitalize on our growing market opportunity by executing on the following key elements to our growth strategy:
•Scale Sprinklr Service. We are transforming the contact center from a voice-focused cost center to an omni-channel revenue center by unifying marketing and sales for more efficient customer service. We believe that the future of customer service can be transformed as contact centers become revenue drivers, efficient and proactive, unlocking enormous opportunity for how brands engage with consumers online and in the channels they choose.
•Innovate to extend our technology leadership and AI-enabled product lines. We have a strong history of innovation. Since our inception, we have expanded our platform from Sprinklr Social to include Sprinklr Insights, Sprinklr Marketing and Sprinklr Service. Given our unified and scalable architecture, we have the ability to quickly add or remove channels in a short period of time.

•Grow customer base. As of January 31, 2024, we had a customer base of 1,735 organizations. We believe that this represents only a small fraction of our total addressable customer base. As we expand our product offerings and extend our technology leadership, we also plan to continue to invest in sales and marketing to grow our customer base.
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
•Further expansion internationally. During the years ended January 31, 2024 and 2023, we generated 41% and 36%, respectively, of our revenue outside the Americas. We foresee a significant opportunity to further expand the use of our platform in other regions globally.
•Broaden and deepen our partner ecosystem. Our partner ecosystem extends our geographic coverage, accelerates the usage and adoption of our platform, promotes thought leadership and provides complementary implementation resources. We work with agencies and partners across nine different partner categories including System Integrators (SI), Transformational partners and Resellers which includes partners such as Microsoft, Accenture, Deloitte, Salesforce, SAP, ServiceNow, Adobe, Oracle and others in these capacities. We also now work with several new types of partners including independent consultants, Referral Partners, Technological Solution Brokers (TSBs) and Business Process Outsourcing (BPO) partners. The Sprinklr partner ecosystem is one of the most diverse across the industry to serve customers and their unique needs from around the world.
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
We also offer Sprinklr self-serve products to our customers that are available to a broad swath of customer profiles. These go-to-market efforts are initially geared toward companies with at least $250 million in annual revenue. As these companies’ needs evolve and use cases become more sophisticated, they can expand to the more comprehensive Sprinklr enterprise solution.
We engage with industry research firms to educate them on our platform and its transformational impact on enterprises and have developed go-to-market partnerships that extend the reach of our platform such as Channels, GSIs and Agencies. We anticipate that we will continue to develop select third-party relationships to help grow our business.
Partnerships
The Sprinklr Unified Partners Program delivers training, go-to-market support and a certification program to help partners grow profits and enable new revenue streams with differentiated customer experience solutions. Sprinklr’s Unified-CXM platform supports enterprises along their customer journey and our partner ecosystem has the expertise to help customers identify, implement and take advantage of Sprinklr technology. Many of our key partners are also customers of our Unified-CXM platform, which is a benefit to our shared customers.
•System Integrators (“SI”): We support SI partners integrating Unified-CXM into back-office solutions like Salesforce, Microsoft, Adobe, ServiceNow and more.
•Transformational partners: Sprinklr provides dedicated teams for our largest SI partners. We work together to extend or develop joint go-to-market offerings, leveraging our platform to drive success for global large enterprise customers.
•Resellers: This fiscal year Sprinklr has doubled the number of official reseller partners the company works with. We see the opportunity to bring solutions to market around the world through our reseller community, accounting for everything from local norms and standards to governmental contract compliance.

•Independent Consultant: Sprinklr’s Independent Consultant program offering enables independent consultants to have access quickly and efficiently to Sprinklr materials like education and training assets, webinars, private briefings and exclusive events.
•Referral Partners and Technological Solution Brokers: Referral partners work with Sprinklr to identify new opportunities and grow partner driven pipeline and revenue.
•Business Process Outsourcing (“BPOs”): Sprinklr works with BPOs in various ways that allow them to cater to their clients specifically, including creating nuanced go-to-market plans that benefit our partnership and our joint customers.
•Social Channels: Sprinklr integrates with every major social media channel. Long-standing partner relationships are focused on joint innovation – often driven by mutual customers.
•Agencies: For full-service media, social, PR, creative and tech agencies, the Sprinklr Unified-CXM Platform and solutions helps differentiate partners’ offerings and drive success for shared clients.
•Technology Partners:
◦Cloud Platforms – Sprinklr customers can deploy our platform on any of the three leading platforms – AWS, Azure or GCP.
◦Independent Software Vendors (“ISVs”) – A number of software ISV partners are developing integrations to Sprinklr, with most of the demand driven by our mutual customers.
◦Telco Providers – As with Cloud, we provide a range of provider options to our customers when it comes to CPAAS/ Telephony partners.
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
•Artificial Intelligence point solutions; and
•CRM and ERP solutions.
We expect competition as industry trends continue to favor the adoption of modern channels and the digital transformation of CXM. The key differentiators for Unified-CXM offerings include:
•product features, quality, functionality and design;
•scalable, flexible and open architecture;
•supports integrations of any customer system or industry solution;
•AI and Generative AI capabilities;
•strength of product vision and rapid innovation;
•strong ecosystem of third-party integrations;
•accessibility across several devices, operating systems and applications;
•ease of use;
•overall platform experience;
•designed with governance, security and privacy in mind;
•return on investment and scalable pricing;
•corporate reputation and awareness of our brand;
•strength of sales and marketing efforts;
•proven track record of execution and business value realization at enterprise scale; and
•strength of post-sale support and customer success.
We believe that we compete favorably with respect to all these factors. We expect that we will develop and introduce, or acquire, applications serving customer-facing and other front office functions. However, we realize that many competitors may have competitive advantages over us, including greater brand recognition and name, longer operating histories, greater market penetration in adjacent industries, larger and more established customer bases, larger sales forces and marketing budgets, and access to significantly greater financial, human, technical and other resources. Due to the rapid pace of development of our market, it is possible that new entrants with competitive solutions and substantial resources could introduce new products and services that disrupt our market and more acutely meet the needs of our customers and prospective customers. The market and category, Unified-CXM, in which we participate is new and rapidly evolving, and if we do not compete effectively, our results of operations and financial condition could be harmed.
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
As of January 31, 2024, we owned 38 issued U.S. patents and 10 pending non-provisional or provisional U.S. patent applications. These patents and patent applications seek to protect our proprietary inventions relevant to our business.
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
In addition, regulatory authorities around the world have implemented or are considering implementing a number of legislative and regulatory proposals concerning privacy, spam, data storage, data protection, data collection, content regulation, cybersecurity, government access to personal data and private data, and other matters that may be applicable to our business. More countries are enacting and enforcing laws related to the appropriateness of content and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows and evolves, as an increasing portion of our business shifts to mobile, and as our solutions are used in a greater number of countries and by additional groups, we will become subject to laws and regulations in additional jurisdictions. For additional information, see “Risk Factors—Risks Related to Litigation, Regulatory Compliance and Government Matters” and “ —Risks Related to Privacy, Information Technology and Cybersecurity.”
Environmental, Social and Governance
We recognize our corporate responsibility to implement and support a high standard of ethical and environmentally responsible business practices. As a result, we have developed an advisory team that leads our Environmental, Social, and Governance (“ESG”) program and drives these initiatives company-wide. This cross-functional team, led by executive sponsors Diane Adams, our Chief Culture & Talent Officer, and Jacob Scott, our General Counsel and Corporate Secretary, is currently working with an external sustainability consultant to implement a multi-year strategy for our ESG program and reporting.
This strategy enables us to better manage the diverse areas that are important to our company and our stakeholders. This is based on a sustainability model with three pillars – environment, social and governance – where all business areas work together as an integrated management system to ensure that objectives, activities and results are met.
•Environment: Supporting a transition to low carbon economy, we seek to improve the efficiency and resilience of our operations by reducing our emissions and aligning around sustainable practices and operation. We are focused on measuring and reducing sources of emissions and waste and implementing measures to reduce energy and water reduction.
•Social: We are committed to creating and supporting an inclusive, diverse and equitable workforce and providing all employees with the development opportunities they need to be successful and happy. Our Diversity, Equity, Inclusion & Belonging are organized around the key objectives of recruiting, investing and educating, and captivating. We emphasize human capital development and leadership training and supports eight employee resource groups that form part of our We Care philosophy. We are committed to ethical employment and apply ethical standards to all operations.

•Governance: To generate value through sustainable business solutions, we seek to design and deliver end-to-end solutions that meet the challenges of today’s digital economy, including security, data privacy and ethical and responsible AI practices, by emphasizing corporate governance, ethics, compliance and risk management. We maintain a governance framework focused on enabling ethical decision making, risk and crisis management, and business ethics and compliance.
Certifications & Standards
Our ESG efforts and focus are evidenced in our various certifications and commitments, which include:
•EcoVadis: In fiscal year 2024, we received a Platinum Medal from EcoVadis, the leading sustainability ratings provider that measures the quality of a company’s efforts on sustainability, governance, and human rights.
•United Nations Global Compact (“UNCG”) & Sustainable Development Goals (“SDGs”): We have been a member of the UNCG since 2019 and annually report on progress against the principles and SDGs.
•Global Reporting Initiative (“GRI”): We have been aligned with GRI standards since 2018.
•Carbon Disclosure Project (“CDP”): We received a C on our 2023 CDP score, which is in the Awareness band and aligned with the regional and sector average. We aspire to increase this score as we expand our commitments and reporting.
•Science Based Targets Initiative (“SBTi”): We committed to SBTi in October 2023 for near-term science-based targets.
Human Capital Management
As of January 31, 2024, we had 3,869 employees. Of these employees, 787 are based in the United States and 3,082 are based internationally, including 2,276 in India. We have a significant percentage of our development talent based in India and have had a very strong presence in India for the last decade. We believe that this is a competitive advantage for us, as we have access to a strong and deep bench of talent at a significant cost advantage to comparable talent elsewhere in the world. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe that our employee relations are good, and we have not experienced any work stoppages.
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
A strong culture is a barometer of business success and we have developed a deliberate culture based on our roadmap that we have named “The Sprinklr Way” — our way of working, living and being. All employees are introduced to The Sprinklr Way by a member of our Executive Leadership Team during their first month at Sprinklr when they attend our employee onboarding program, known as our “Splash” session. The Sprinklr Way provides the framework for leadership, behaviors and values, and is comprised of our cultural aspiration; core beliefs; core values; leadership expectations and operating principles.
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
•We Belong: At Sprinklr, our goal is to ensure that all employees feel like they belong and are operating in a judgment-free zone regardless of gender, race, ethnicity, age, and lifestyle preference, among others. We value and celebrate our sense of belonging and fervently believe that every employee matters, and should be respected, listened to, and have opportunities to contribute to the magic of Sprinklr. We have taken action to support social justice and deliver training in diversity, inclusion and unconscious bias. Our employee resource groups, a.k.a. We Care Teams, around the world encourage inclusivity and serve as safe spaces for our employees to share common experiences. Approximately 30.3% of our employees are women, and women represent approximately 17.1% of our leadership team (vice president and above) and 25.0% of our board of directors. In addition, approximately 87.0% of our U.S. employees have chosen to voluntarily disclose their race and/or ethnicity to us, of which approximately 26.1% are racially or ethnically diverse. In fiscal year 2024, approximately 94.4% of our U.S. new hires chose to voluntarily disclose their race and/or ethnicity to us, of which approximately 32.2% were racially or ethnically diverse.

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
Compensation and Benefits
We consider several measures and objectives in managing our human capital assets, including, among others, employee engagement, development, and training, talent acquisition and retention, employee safety and wellness, diversity and inclusion, and compensation and pay equity. We provide our employees with salaries and bonuses intended to be competitive for our industry and geographic locations, opportunities for equity ownership, development programs that enable continued learning and growth and a robust benefits package to promote well-being across all aspects of their lives, including health care, retirement planning and paid time off. In addition, we have conducted employee surveys to gauge employee engagement and identify areas of future focus for our human capital practices and benefits offerings.
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

Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and read carefully all of the risks and uncertainties described below, together with all of the other information contained in this Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our Class A common stock could decline and stockholders may lose all or part of their investment.
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
•Our actual operating results may differ significantly from any guidance provided.
•Our results of operations and financial metrics may be difficult to predict. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.
•Any failure of our Unified Customer Experience Management (“Unified-CXM”) platform to satisfy customer demands, achieve increased market acceptance or adapt to changing market dynamics would adversely affect our business, results of operations, financial condition and growth prospects.
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
•We use artificial intelligence in our products, which may result in operational challenges, legal liability, reputational concerns and competitive risks.
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
•If we or the third parties upon which we rely experience a cybersecurity breach or other security incident or unauthorized parties otherwise obtain access to our customers’ data, our data or our Unified-CXM platform, our Unified-CXM platform may be perceived as not being secure, our reputation may be harmed, demand for our Unified-CXM platform may be reduced and we may incur significant liabilities.
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
Our revenue was $732.4 million, $618.2 million, and $492.4 million for the each of the years ended January 31, 2024, 2023, and 2022, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We have incurred significant net losses in recent years, including a net loss of $55.7 million and $111.5 million for the years ended January 31, 2023 and 2022, respectively. We had an accumulated deficit of $474.8 million and $496.6 million as of January 31, 2024 and 2023, respectively. We expect that our costs will increase over time and our losses may continue, as we expect to invest significant additional funds in our business and incur costs relating to operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:
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
We believe that our success and growth will depend to a substantial extent on the widespread acceptance and adoption of Unified-CXM solutions in general, and of our Unified-CXM platform in particular. The market for Unified-CXM solutions is new and rapidly evolving, and if this market fails to grow or grows more slowly than we currently anticipate, demand for our Unified-CXM platform could be adversely affected. The Customer Experience Management (“CXM”) market also is subject to rapidly changing user demand and trends. As a result, it is difficult to predict enterprise adoption rates and demand for our Unified-CXM platform, the future growth rate and size of our market or the impact of competitive solutions.
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
We use artificial intelligence in our products and operations, which may result in operational challenges, legal liability, reputational concerns and competitive risks.
In addition to the use of our own artificial intelligence (“AI”) features within our products, we have also incorporated generative artificial intelligence (“Generative AI”) processes and algorithms into our product offerings and internal operations through third-party partners integrated with our products and tools, which may result in adverse effects to our financial condition, results or reputation. Generative AI features and services leverage existing and widely available technologies, such as those owned by OpenAI or alternative large language model providers. The use of Generative AI processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.
Use of AI or Generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development, maintenance and operation of deep learning datasets, and our customers failing to adopt or implement our new products as intended. For example, AI and Generative AI algorithms use machine learning and/or content creation which, depending on the reliability of the model, may lead to flawed, biased, unexplained, and inaccurate results, which could lead to customer rejection or skepticism of such products. Emerging ethical issues surround the use of AI or Generative AI, and if our deployment or use of AI or Generative AI becomes controversial or is challenged by our current or prospective customers, we may be subject to reputational risk. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we or our customers input into the third-party Generative AI features in our products could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ Generative AI models, in breach of our contractual agreements. Additionally, where the product ingests personal data or where it makes connections using such data, these AI or Generative AI processes may reveal other personal or sensitive information generated by the AI or Generative AI solution, or could lead us to be unable to fulfill certain data subject requests in compliance with certain privacy laws, such as requests to delete certain personal data ingested by the product. Further, unauthorized use or misuse of Generative AI by our employees or others, including violation of internal policies or procedures or guidelines, may result in disclosure of confidential company and customer data, reputational harm, privacy law violations, legal liability, or regulatory actions, including algorithmic disgorgement. Improper use of AI and Generative AI could result in biased results and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. In addition, our use of Generative AI may also lead to novel and urgent cybersecurity risks (such as if a bad actor “poisons” the Generative AI with bad inputs or logic), including the misuse of personal or business confidential data, which may adversely affect our operations and reputation.
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
Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws, the nature of which cannot be determined at this time as they continue to evolve and solidify. Several jurisdictions around the globe have already proposed or enacted laws or guidelines governing AI. For example, the Biden administration recently issued an executive order on AI that requires companies developing certain types of AI models to notify the federal government of certain safety test results and other information. As another example, European regulators have proposed an AI regulation that imposes onerous obligations related to the use of AI-related systems, and we expect that other jurisdictions will adopt similar laws. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our AI features or our use of Generative AI. These obligations may make it harder for us to conduct our business using AI or Generative AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, prevent or limit our use of AI or Generative AI, or delete or disgorge certain algorithms. For example, the US Federal Trade Commission has required other companies to turn over or delete or disgorge valuable insights or trainings generated through the use of AI, or the AI models or algorithms themselves, where they allege the company has violated privacy and consumer protection laws. If we cannot use AI or Generative AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Further, intellectual property ownership and liability for violation of open source licenses, infringement or misappropriation of intellectual property and violation of privacy or publicity rights are issues arising from the use of AI technologies that legislators are still attempting to establish and with which courts are still grappling. Therefore, the use of AI technologies in connection with our products or operations may result in the inability to establish ownership of intellectual property or exposure to claims relating to the foregoing.
Moreover, our employee and personnel use Generative AI technologies to perform their work, and the disclosure and use of personal data, is subject to various privacy laws and other privacy obligations. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits if we do not use (or are perceived to not use it) it in accordance with our internal policies and governance, applicable laws or other obligations. Output from Generative AI systems that we use may infringe on third party intellectual property rights without us being aware. However, if we are unable to use Generative AI, it could make our business less efficient and result in competitive disadvantages. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of Generative AI technologies.
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
A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our Unified-CXM platform. For each of the years ended January 31, 2024 and 2023, our research and development expenses were at least 10% of our revenue. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.
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
During the year ended January 31, 2024, approximately 41% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.
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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of January 31, 2024, we owned 38 U.S. issued patents and 10 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
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
As we face increasing competition and become increasingly high profile, the possibility of receiving a larger number of intellectual property claims against us grows. It is possible that we may be unsuccessful in such proceedings, resulting in a loss of some portion or all of our patent rights. Any claims or litigation, regardless of their merit, could cause us to incur significant expenses, pay substantial amounts in costs or damages, ongoing royalty or license fees or other payments, or could prevent us from offering all or aspects of our Unified-CXM platform or using certain technologies, require us to re-engineer all or a portion of our Unified-CXM platform, force us to implement expensive workarounds or re-designs, distract management from our business or require that we comply with other unfavorable terms. If any of our technologies, products or services are found to infringe, misappropriate or violate a third party’s intellectual property rights, we may seek to obtain a license under such third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us to continue commercializing or using such technologies, products and services. However, we may not be able to obtain such a license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments.
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
In addition, government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt or increase the cost of our customers’ use of our Unified-CXM platform, which could negatively impact our business. In December 2017, the Federal Communications Commission (“FCC”), voted to repeal its “net neutrality” Open Internet rules, effective June 2018. The rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. The FCC’s new rules, which took effect on June 11, 2018, repealed the neutrality obligations imposed by the Open Internet rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or harm our business. In October 2023, the FCC voted to begin the process of reinstating substantially all of the net neutrality rules that had been in place prior to the 2018 repeal. We cannot predict the actions that the FCC may take, whether any new FCC order or state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC itself, or the degree to which further regulatory action - or inaction - may adversely affect our business. Should the net neutrality rules not be reinstated, we could incur greater operating expenses or our customers’ use of our Unified-CXM platform could be adversely affected, either of which could harm our business and results of operations.
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
We seek to maintain the integrity and availability of our products and confidentiality of our confidential information through certain controls, such as business continuity and disaster recovery plans, redundant designs of operational systems and processes, training and availability of key employees, contractual and technical assurances by our third-party service providers to maintain their services to us, regular tests and audits of critical systems and plans, capacity planning for current and future system and process needs, enterprise risk management, and periodic review of our plans. Notwithstanding these efforts, we cannot ensure that our systems or those of our third-party partners are not or will not be vulnerable to disruptions from natural or man-made disasters or other security incidents. We are exposed to threats and resulting risks that may result in a significant disruption of our ability to deliver our products to our customers.
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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (which we collectively refer to as “process”) proprietary and confidential data, including personal data, intellectual property, and trade secrets, of ours or our customers (collectively, “confidential information”). Additionally, our customers can utilize our Unified-CXM platform to process confidential information of their employees, customers, partners and other individuals. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of confidential information by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (such as Section 5 of the Federal Trade Commission Act), and other laws, including wiretapping laws. For example, various privacy laws and other obligations may require us to obtain consents to process personal data in certain circumstances. For example, some of our data processing practices may be challenged under wiretapping laws, as we obtain customer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. Our inability or failure to do so could result in adverse consequences, including class action litigation and mass arbitration demands. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, under the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”) noncompliance may carry fines of up to $7,500 per intentional violation; the CCPA also allows for a private right of action for certain data breaches. These laws, as well as other laws or regulations relating to data privacy and security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, may result in further uncertainty with respect to data privacy and security issues, and will require us to incur additional resource, costs and expenses in an effort to comply. The enactment of such laws has prompted similar legislative developments in other states, which could create the potential for a patchwork of overlapping but different state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to personal data than federal, foreign or other state laws, which may complicate compliance efforts. The federal government is also considering comprehensive privacy legislation.
In addition, as we continue to expand our business activities, we are accessing additional types and greater volumes of potentially confidential information that may subject us to additional privacy and security laws and obligations. For example, in certain limited instances, we may agree with specific customers to permit the exchange of protected health information through certain approved platform components. Our access to protected health information for specific agreed use cases on behalf of those customers that are covered entities and therefore subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), may subject us to HIPAA’s specific requirements relating to the privacy, security, and transmission of protected health information. To the extent that we become subject to HIPAA, our failure to comply could result in significant penalties. Additionally, to the extent that additional customers with whom we did not agree to permit the exchange of protected health information through our platforms in their capacity as covered entities nonetheless provide such information in violation of their contractual obligations with us, we could also be subject to additional compliance risks. Similar privacy, security, and transmission obligations may apply to us outside the United States if we process health information and other categories of confidential information and our failure to comply could result in significant penalties.
As another example, we process an increasing amount of credit card data, and we have entered contractual relationships requiring us to comply with the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.
Outside of the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. Some examples of these laws include the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR” and, together with EU GDPR, “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), China’s Personal Information Protection Law, India’s Digital Personal Data Protection Act, and Japan’s Protection of Personal Information. These laws all impose strict requirements for processing personal data. For example, noncompliance with the EU GDPR carries fines of up to the greater of €20 million or 4% of global annual turnover (and under the UK GDPR, up to the greater of £17.5 million or 4% of global annual turnover) and can result in data processing bans, other administrative penalties and litigation brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, together with associated damage to our reputation.
Europe and other jurisdictions have enacted laws requiring data to be localized in some limited circumstances or limiting the transfer of personal data to other countries. In particular, European and other data protection laws, including the GDPR, restrict the ability of companies to transfer personal data to the United States and other countries, and there are rigorous restrictions regarding transfers of personal data from China. Other jurisdictions may also adopt stringent data localization and cross-border data transfer requirements and, in some circumstances, these may be requirements outside of the scope of privacy law, including industry-specific or national security requirements. Although there are currently various mechanisms that may be used to enable the transfer of personal data from the European Economic Area (“EEA”) and UK to the United States in compliance with the law, such as the EU-US Data Privacy Framework and the UK extension thereto (to which we are an active participant) and the EU’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no continued assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other countries with “inadequate” data protection regimes without the potential for future challenge. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions, outside of the origin territory, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the prohibition on further transfers, the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
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
We sometimes rely on data obtained from third-party data suppliers, and the sale of data to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining information from third parties carries risk to us as a data purchaser. Regulators are increasingly scrutinizing the activities of third-party data suppliers, as well as those using the data from those third parties, and laws in the United States (including the CCPA and California Delete Act) and other jurisdictions, such as Europe (including GDPR and the ePrivacy Directive), are likewise regulating such activity. These laws pose additional, material compliance risks to such suppliers, and these suppliers may not be able to supply us with personal data in compliance with these laws. Such laws may make it difficult for our suppliers to provide the data as the costs associated with the data materially increase. For example, some data suppliers are required to register as data brokers under California, Vermont, Texas and Oregon law and file reports with regulators, which exposes them to increased scrutiny. Additionally, the California Delete Act requires the California Privacy Protection Agency to establish by January 1, 2026 a mechanism to allow California consumers to submit a single, verifiable request to delete all of their personal data held by all registered data brokers and their service providers. Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for our suppliers to provide data to us that the costs associated with the data materially increase or may materially decrease the availability of data that our data suppliers can provide us. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, provided appropriate notice to data subjects, obtained necessary consents, or established a legal basis for the transfer and processing of the data by us, or if there are restrictions in their terms of use of which we are not aware.
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
Moreover, we are certified or assessed to be compliant with UK Cyberessentials, System and Organization Controls (“SOC”) 1, SOC 2, SOC 3, ISO 27001, PCI-DSS 3.2, HIPAA (under Statements on Standards for Attestation Engagements (“SSAE”) 21 reporting), and maintain a Federal Risk and Authorizations Management Program (“FedRAMP”) LI-SaaS Authority to Operate (“ATO”). If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.
Furthermore, we make numerous statements in our privacy policies and terms of service, through our certifications to certain industry standards and in our marketing materials that describe the security and privacy practices of our Unified-CXM platform, including detailed descriptions of security measures we employ. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Our privacy policies and other statements regarding data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even though circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings including, without limitation, by the U.S. Federal Trade Commission, federal, state and foreign regulators, our customers and private litigants, which could adversely affect our business, reputation, results of operations and financial condition.
Business partners and other third parties with a strong influence on how consumers interact with our products, such as Apple, Google, Meta, Microsoft, and Mozilla, may create new privacy controls or restrictions on their products and platforms, limiting the effectiveness of our services. With obligations relating to data privacy and security changing and imposing new and stringent obligations, and with some uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so.
Additionally, if the third parties we work with, including our vendors or third-party service providers, violate applicable laws, rules or regulations or our policies, such violations also may put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our third party partners to comply with our data privacy or security obligations to customers or other third parties, or any of our other legal obligations relating to data privacy or security, may result in governmental investigations or inquiries (which have occurred in the past and may occur in the future), enforcement actions, litigation and mass arbitration demands, disputes or other claims, indemnification requests, restrictions on providing our services, claims or public statements against us by privacy advocacy groups or others, adverse press and widespread negative publicity, reputational damage, significant liability or fines and the loss of the trust of our customers, any of which could have a material adverse effect on our business, results of operations and financial condition. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
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
If we or the third parties upon which we rely experience a cybersecurity breach or other security incident or unauthorized parties otherwise obtain access to our customers’ data, our data or our Unified-CXM platform, our Unified-CXM platform may be perceived as not being secure, our reputation may be harmed, demand for our Unified-CXM platform may be reduced and we may incur significant liabilities.

In the ordinary course of our business, we process confidential information. Use of our Unified-CXM platform also involves processing our customers’ information, including personal data regarding their customers, employees or other individuals. Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our confidential information, are prevalent and continue to increase in frequency, intensity and sophistication. Further, these threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized crime threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors.
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
We rely upon third parties and third-party technologies to operate critical business systems to process confidential information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. While we require the third parties upon which we rely to process confidential information on our behalf to meet certain security requirements and give contractual commitments to us regarding their data processing activities, our ability to monitor these third parties’ information security practices is limited, and despite such assurance and commitments, these third parties may not have, or may not continue to have, adequate information security measures in place. If the third parties upon which we rely experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages or protect our reputation, or we may be unable to recover any such awarded damages. Moreover, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or in the third parties’ upon which we rely supply chains have not been compromised or that they do not contain exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services.
Additionally, the reliability and continuous availability of our platform is critical to our success. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware, software, and products, and those of the third parties upon which we rely). However, our information systems may contain errors, defects, security vulnerabilities, or software bugs that are difficult to detect and correct, and some of these may pose a significant risk to our business and ability to provide our products and services, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. We have not always been able in the past and may be unable in the future to detect and remediate all such vulnerabilities in our information systems including on a timely basis. Despite our efforts to identify and remediate vulnerabilities and related unauthorized access in our information technology systems (including our products), our efforts may not be successful. Further, in some cases, these vulnerabilities may require immediate attention, but we may still experience delays in developing and deploying remedial measures designed to address any such vulnerabilities. Even if we have issued or otherwise made patches or information for vulnerabilities in our information systems, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential information. A security incident or other interruption could disrupt our ability (and that of third parties upon which we rely) to provide our Unified-CXM platform and our services. We may expend significant resources or modify our business activities to try to protect against security incidents. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have in the past and may in the future be subject to attempted or successful cybersecurity attacks by third parties seeking unauthorized access to our or our customers’ confidential information or to disrupt our ability to provide our Unified-CXM platform.
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
Applicable data privacy and security obligations, both legally and contractually, may require us to notify relevant stakeholders of security incidents. Such notifications are costly, and the notifications or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon which we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our Unified-CXM platform, deter new customers from using our Unified-CXM platform, and negatively impact our ability to grow and operate our business.
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
Risks Related to Tax and Accounting Matters
Our results of operations may be harmed if we are required to collect sales, value-added, goods and services or other similar taxes for subscriptions to our products and services in jurisdictions in which we have not historically done so.
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
We collect sales tax, VAT or similar transaction taxes in a number of jurisdictions. It is possible, however, that we could face sales tax, VAT, GST or similar tax audits and that our liability for these taxes could exceed our estimates if state, local, and non-U.S. tax authorities assert that we are obligated to collect additional tax amounts from our customers and remit those taxes to those authorities. We also could be subject to audits in state, local and non-U.S. jurisdictions for which we have not accrued tax liabilities. A successful assertion by one or more states, localities or non-U.S. jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. Such tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations.
Our international operations subject us to potentially adverse tax consequences.
We generally conduct our international operations through subsidiaries and are subject to income taxes as well as non-income-based taxes, such as payroll, value-added, goods and services and other local taxes in various jurisdictions. Our domestic and international tax liabilities are subject to rules regarding the calculation of taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.
Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
Changes in tax law (including tax rates) could affect our future results of operations. Due to the expansion of our international business activity, any such changes could increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. For example, recent legislation in the United States, commonly referred to as the Inflation Reduction Act, enacts a minimum tax equal to 15 percent of the adjusted financial statement income of certain large U.S. corporations, as well as a one percent excise tax on stock repurchases imposed on public corporations making such repurchases. It is possible that the Inflation Reduction Act could increase our tax liability. The current or future U.S. presidential administration could propose or enact changes to U.S. tax laws that we cannot currently predict and that could materially affect our business, results of operations and financial condition. Additionally, the Organization for Economic Co-operation and Development (“OECD”) has released guidance covering various topics, including transfer pricing, country-by-country reporting and definitional changes to permanent establishment that could ultimately impact our tax liabilities as countries adopt the OECD’s guidance.
We are subject to tax examinations of our tax returns by the Internal Revenue Service (the “IRS”), and other domestic and foreign tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations and financial condition.
We are, and expect to continue to be, subject to audit by the IRS and other tax authorities in various domestic and foreign jurisdictions. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related matters. Taxing authorities also have challenged, and may in the future challenge, our tax positions and methodologies on various matters. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. There can be no assurance that our tax positions and methodologies are accurate or that the outcomes of ongoing and future tax examinations will not have an adverse effect on our results of operations and financial condition.
Our ability to use our net operating losses and other tax assets to offset future taxable income or tax liability be subject to certain limitations.
We have U.S. federal and state net operating loss (“NOL”) carryforwards as a result of prior period losses, some of which, if not utilized, may expire. Certain of our federal NOLs will begin to expire in fiscal year 2032 and our state NOLs began to expire in fiscal year 2023. If these net operating loss carryforwards expire unused, they will be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” its ability to use its pre-change net operating loss carryforwards and other tax attributes to offset its post-change taxable income or tax liability may be limited. Such an “ownership change” generally occurs if there is a greater than 50 percentage point change (by value) in our equity ownership by one or more stockholders or groups of stockholders who own at least 5% of our stock over a three-year period. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal and state taxable income or tax liability may be subject to limitations, which could potentially result in increased future tax liability to us. Furthermore, under the current U.S. federal tax laws, the amount of net operating loss carryforwards from tax years beginning after December 31, 2017 that we are permitted to use in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. Under current U.S. federal tax laws, net operating losses generally are not permitted to be carried back to prior taxable years. There is also a risk that, due to regulatory changes, such as suspensions of the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.
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
•general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of recent bank closures, public health crises or geographical tensions and wars, such as the Russia-Ukraine war and the Israel-Hamas war (including any escalation or geographical expansion of these conflicts); and
•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.
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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of January 31, 2024 beneficially held approximately 44.6% of our outstanding capital stock, but controlled approximately 89.0% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.
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
As of January 31, 2024, our directors, executive officers and their respective affiliates beneficially owned, in the aggregate, approximately 98.0% of our Class B common stock, and controlled approximately 88.8% of the voting power of our outstanding capital stock. As a result, our directors, executive officers and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction.
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
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and could diminish our cash reserves.
Our board of directors has approved a share repurchase program to repurchase up to $200 million of our Class A common stock through December 31, 2024 in open market purchases at prevailing market prices or in negotiated transactions off the market, including, without limitation, accelerated share repurchase transactions, collared accelerated share repurchase transactions, volume weighted average purchase prepaid forward transactions and similar arrangements (the “2024 repurchase program”). Although our board of directors has authorized the 2024 repurchase program, it does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2024 repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The 2024 repurchase program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, the 2024 repurchase program could diminish our cash and cash equivalents and marketable securities.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and customer data (“Information Systems and Data”).
Our information security and enterprise risk management function, led by our Chief Information Security Officer (“CISO”) and Chief Compliance Officer (“CCO”), helps identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of the Company’s information security risk register. The information security function helps to identify, assess, and mitigate risks from cybersecurity threats by monitoring and evaluating the relevant threat environment and the Company’s security risk posture using various methods including, for example deploying manual and automated tools in certain environments and systems, subscribing to reports and services that identify certain cybersecurity threats, analyzing reports of certain cybersecurity threats and actors, conducting manual and automated scans of certain environments, evaluating our industry’s risk profile, evaluating certain threats reported to us, coordinating with law enforcement concerning certain threats, conducting internal audits and threat assessments in certain environments and systems, conducting vulnerability assessments in certain environments and systems, and engaging third parties to assist with tabletop incident response exercises.
Depending on the results of the assessments and the sensitivity of the respective environments and systems, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, incident response plan, vulnerability management standard, disaster recovery and business continuity plans, risk assessments, encryption of certain data, segregation of certain data, network security and access controls in certain environments, asset management, systems monitoring in certain systems, vendor risk management program, employee training, penetration testing, and cybersecurity insurance.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. Cybersecurity risk is identified in our risk register, and our information security function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example professional services firms (including legal counsel), cybersecurity management consultants, cybersecurity software providers, penetration testing firms, and forensic investigators. We also use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and supply chain resources. We have a vendor management standard and underlying processes to manage cybersecurity risks associated with our use of these providers. The processes include risk assessments, security documentation reviews, and review of security questionnaires for certain vendors and security audits of certain vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under “Part I. Item 1A. Risk Factors” in this Form 10-K, including “If we or the third parties upon which we rely experience a cybersecurity breach or other security incident or unauthorized parties otherwise obtain access to our customers’ data, our data or our Unified-CXM platform, our Unified-CXM platform may be perceived as not being secure, our reputation may be harmed, demand for our Unified-CXM platform may be reduced and we may incur significant liabilities.”
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of management, including our CISO, Chief Compliance Officer and General Counsel. Our CISO, who reports to our General Counsel and has the primary responsibility for our cybersecurity risk assessment and management processes, has over a decade of experience as CISO for public companies, as well as in U.S. government security compliance, architecture and design, and systems and standards development.
Our CISO is responsible for hiring appropriate personnel, managing the security budget, helping to integrate cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, providing security and security-related risk guidance to leadership relating to product management, development, and operations, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our incident response and crisis communications plans are designed to escalate certain cybersecurity incidents to members of the crisis management team depending on the circumstances, which includes our CISO, Chief Compliance Officer, General Counsel, corporate communications team and executive leadership as needed. This group works with our incident response team to help triage, contain, remediate, and recover from cybersecurity incidents of which they are notified. In addition, our incident response and crisis management plans include reporting to the audit committee of the board of directors for certain cybersecurity incidents.
The audit committee receives periodic reports from the CISO concerning any significant cybersecurity threats and risks and the processes we have implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties
Our principal executive offices are located in New York, NY, USA where we lease approximately 14,000 square feet of office space under a lease that expires in June 2024. We have other domestic offices, including in Austin and San Francisco, and international offices, including in Brazil, England, France, Germany, India, Japan, Singapore, Spain, and United Arab Emirates. These offices are leased, and we do not own any real property. We believe that our current facilities are adequate to meet our current needs.

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
Holders of Record
As of January 31, 2024, there were 389 and 472 stockholders of record of our Class A and Class B common stock, respectively. We believe that a substantially greater number of beneficial owners hold shares through brokers, banks and other nominees.
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
Stock Performance Graph
The graph below shows the cumulative total return to our stockholders between June 23, 2021 (the first day on which our Class A common stock traded on the New York Stock Exchange) through January 31, 2024 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on June 23, 2021 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
06/23/21
07/31/21
10/31/21
01/31/22
4/30/22
7/31/22
10/31/22
1/31/23
4/30/23
7/31/23
10/31/23
1/31/24
Sprinklr, Inc.
S&P 500
S&P 500 Information Technology

The above performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Exchange Act or the Securities Act.

Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our company’s purchase of its Class A common stock during the three months ended January 31, 2024:

	Total Number of Shares Purchased(1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)			(in thousands)
November 1, 2023 through November 30, 2023	—	$—	—	$—
December 1, 2023 through December 31, 2023	—	$—	—	$—
January 1, 2024 through January 31, 2024	2,400	$12.31	2,400	$70,419
(1) On January 4, 2024, we announced that our board of directors had approved a program to periodically repurchase up to $100 million of our Class A common stock in open market purchases, including through Rule 10b5-1 plans (the “2024 Share Repurchase Program”). The 2024 Share Repurchase Program expires December 31, 2024. For additional information related to share repurchases, see Note 11, Stockholders’ Equity, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K.
(2)Average price paid per share includes direct acquisition costs.

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
This section of our Form 10-K discusses our financial condition and results of operations for the fiscal years ended January 31, 2024, 2023, and 2022 and year-to-year comparisons between fiscal 2024 and fiscal 2023. Year-to-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Form 10-K for the fiscal year ended January 31, 2023, filed on April 3, 2023.
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
Our Unified-CXM platform utilizes an architecture purpose-built for managing Customer Experience Management (“CXM”) data and is powered by proprietary AI, collaborative workflow, seamless automation, broad-based listening and customer-led governance to help enterprises analyze massive amounts of unstructured and structured data.
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
Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 80 countries, and our AI-powered CXM platform recognizes over 150 languages. As of January 31, 2024, we had 1,735 customers spanning organizations of a broad range of sizes and industries, including more than 60% of the Fortune 100 companies, compared to 1,428 customers as of January 31, 2023. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of January 31, 2024, we had 126 large customers compared to 108 as of January 31, 2023.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenue that had not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. As of January 31, 2024, our RPO was $966.6 million and our cRPO was $587.0 million. As of January 31, 2023, our RPO was $719.5 million and our cRPO was $485.2 million.

Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes subscription revenue from new customers. Our NDE, on a trailing 12-month basis, was 117.7% and 123.9% for the 12-month periods ending January 31, 2024 and 2023, respectively. The decrease year-over-year was driven by a combination of elevated churn exacerbated by the macroeconomic environment during fiscal 2024.
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates, recent bank closures, and the Russia-Ukraine and Israel-Hamas wars (including any escalation or geographical expansion of these conflicts), have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. While we have experienced growing inflationary pressures on the cost of wages, rent, and data, the net result of inflationary impacts and our efforts to mitigate these impacts have not been material to us during the periods included in this report.
The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors” included in Part I, Item 1A of this Form 10-K and the Annual Report on Form 10-K for the fiscal year ended January 31, 2023.

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
Sales and Marketing Expense
Sales and marketing expense consists primarily of personnel-related expenses for our sales and marketing organization, professional fees, software costs, advertising, marketing, promotional and brand awareness activities, travel expenses and allocated overhead expense, including facilities costs. Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit. We expect sales and marketing expense to increase in absolute dollars as we continue to drive the growth of our business. We continue to optimize our sales and marketing expense and seek efficiencies in our investments.
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

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Revenue:
Subscription	$668,541	$548,649	$427,713
Professional services	63,819	69,541	64,681
Total revenue	732,360	618,190	492,394
Costs of revenue:
Costs of subscription (1)	116,032	102,276	89,896
Costs of professional services (1)	63,369	61,449	57,655
Total costs of revenue	179,401	163,725	147,551
Gross profit	552,959	454,465	344,843
Operating expense:
Research and development (1)	91,292	76,658	60,591
Sales and marketing (1)	321,849	336,719	286,963
General and administrative (1)	105,873	92,312	84,759
Litigation settlement	—	—	12,000
Total operating expense	519,014	505,689	444,313
Operating income (loss)	33,945	(51,224)	(99,470)
Other income (expense), net	26,577	3,756	(5,084)
Income (loss) before provision for income taxes	60,522	(47,468)	(104,554)
Provision for income taxes	9,119	8,274	6,916
Net income (loss)	$51,403	$(55,742)	$(111,470)

(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:
	Year Ended January 31,
(in thousands)	2024	2023	2022
Costs of subscription	$1,130	$1,528	$1,794
Costs of professional services	1,450	2,249	2,448
Research and development	11,566	10,678	6,417
Sales and marketing	24,477	26,651	19,929
General and administrative	17,134	14,411	19,543
Stock-based compensation expense, net of amounts capitalized	$55,757	$55,517	$50,131

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue (1):

	Year Ended January 31,
	2024	2023	2022
Revenue:
Subscription	91%	89%	87%
Professional services	9%	11%	13%
Total revenue	100%	100%	100%
Costs of revenue:
Costs of subscription	16%	17%	18%
Costs of professional services	9%	10%	12%
Total costs of revenue	24%	26%	30%
Operating expense:
Research and development	12%	12%	12%
Sales and marketing	44%	54%	58%
General and administrative	14%	15%	17%
Litigation settlement	0%	0%	2%
Total operating expense	71%	82%	88%
Operating income (loss)	5%	(8)%	(20)%
Other income (expense), net	4%	1%	(1)%
Income (loss) before provision for income taxes	8%	(8)%	(21)%
Provision for income taxes	1%	1%	1%
Net income (loss)	7%	(9)%	(23)%
(1) Totals may not foot due to rounding.

Comparison of Fiscal Years Ended January 31, 2024 and 2023
Revenue

	Year Ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Subscription	$668,541	$548,649	$119,892	22%
Professional services	63,819	69,541	(5,722)	(8)%
Total revenue	$732,360	$618,190	$114,170	18%
The increase in subscription revenue was primarily due to (i) an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform and (ii) an increase in demand for our solutions from new customers.
The decrease in professional services revenue was primarily due to decreases in implementation and managed services performed in the year ended January 31, 2024 compared to the prior year period.
Costs of Revenue and Gross Margin

	Year Ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Costs of subscription revenue	$116,032	$102,276	$13,756	13%
Costs of professional services revenue	63,369	61,449	1,920	3%
Total costs of revenue	$179,401	$163,725	$15,676	10%
Gross margin - subscription	83%	81%
Gross margin - professional services	1%	12%
The increase in costs of subscription revenue was primarily due to (i) higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a $10.3 million increase in our data and hosting costs and (ii) a $3.6 million increase in the amortization of capitalized research and development costs.
The increase in costs of professional services revenue was partially due to (i) higher personnel-related costs of $2.7 million resulting from an increase in headcount, (ii) increased travel and entertainment expenses of $0.8 million and (iii) an increase in rent and facilities-related costs of $0.7 million. These increases were partially offset by a $2.6 million decline in subcontractor costs.
Gross margin for subscription increased by 2 percentage points, primarily driven by the growth in subscription revenue. Gross margin for professional services decreased by 11 percentage points as we increased our investment in CCaaS service delivery personnel in fiscal 2024 to support future growth in our CCaaS solutions.
Research and Development Expense

	Year Ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Research and development	$91,292	$76,658	$14,634	19%
% of revenue	12%	12%
The increase in research and development expense was primarily due to (i) a $11.3 million increase in research and development personnel-related costs resulting from an increase in headcount of research and development employees as we continue to add to and enhance our product and (ii) a $1.8 million increase in rent and facilities-related costs.

Sales and Marketing Expense

	Year Ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$321,849	$336,719	$(14,870)	(4)%
% of revenue	44%	54%
The decrease in sales and marketing expense was primarily due to (i) a $15.1 million decline in personnel costs as a result of lower headcount and (ii) a $1.6 million reduction in recruiting fees. These decreases were partially offset by a $3.4 million increase in costs associated with trade shows and other events.
General and Administrative Expense

	Year Ended January 31,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$105,873	$92,312	$13,561	15%
% of revenue	14%	15%
The increase in general and administrative expense was primarily due to (i) $5.9 million in bad debt expense, largely related to one customer, as well as an overall increase in accounts receivable, (ii) an increase of $3.9 million associated with personnel-related costs driven by increased stock compensation expense primarily related to new grants during fiscal year 2024 and (iii) an increase of $2.0 million related to consulting and professional fees.
Other Income (Expense), Net

	Year Ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Other income, net	$26,577	$3,756	$22,821	608%
% of revenue	4%	1%
The increase in other income, net was primarily attributable to a $22.0 million increase in interest income from our money market and short-term investment accounts as a result of higher interest rates and higher average balances in our money market and short-term investment accounts.
Provision for Income Taxes

	Year Ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Provision for income taxes	$9,119	$8,274	$845	10%
% of revenue	1%	1%
The increase in the tax provision for the year ended January 31, 2024 compared to the year ended January 31, 2023 was primarily related to an increase in foreign tax provisions of approximately $4.0 million relating to higher taxable income in our non-US jurisdictions, offset by a $3.3 million release of the valuation allowance in certain foreign subsidiaries.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe that the following non-GAAP financial measures associated with our consolidated statement of operations are useful in evaluating our operating performance:
•Non-GAAP gross profit and non-GAAP gross margin
•Non-GAAP operating income (loss) and non-GAAP operating margin; and
•Non-GAAP net income (loss) and non-GAAP net income (loss) per share
We define these non-GAAP financial measures as the respective U.S. GAAP measures, excluding, as applicable, stock-based compensation expense-related charges, charges on litigation settlements, and amortization of acquired intangible assets. We believe that it is useful to exclude stock-based compensation expense-related charges and amortization of acquired intangible assets in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies over multiple periods. We also exclude charges on litigation settlements that are considered to be non-ordinary course as we do not consider such losses to be indicative of our core business. In periods of net loss, we calculate non-GAAP net income (loss) per share by using non-GAAP net income (loss) divided by basic weighted average shares for the period regardless of whether we are in a non-GAAP net income or (loss) position and assuming that all potentially dilutive securities are anti-dilutive.
In addition, we believe that free cash flow is also a useful non-GAAP financial measure. Free cash flow is defined as net cash provided by (used in) operating activities less cash used for purchases of property and equipment and capitalized internal-use software. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. We typically experience higher billings in the fourth quarter compared to other quarters and experience higher collections of accounts receivable in the first half of the year, which results in a decrease in accounts receivable in the first half of the year.
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

A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Non-GAAP gross profit and non-GAAP gross margin:
U.S. GAAP gross profit	$552,959	$454,465	$344,843
Stock-based compensation expense and related charges (1)	2,625	3,861	4,355
Non-GAAP gross profit	$555,584	$458,326	$349,198
Gross margin	76%	74%	70%
Non-GAAP gross margin	76%	74%	71%

Non-GAAP operating income (loss):
U.S. GAAP operating income (loss):	$33,945	$(51,224)	$(99,470)
Stock-based compensation expense and related charges (2)	57,902	56,704	51,552
Litigation settlement (3)	—	—	12,000
Amortization of acquired intangible assets	200	475	412
Non-GAAP operating income (loss)	$92,047	$5,955	$(35,506)
Operating margin	5%	(8)%	(20)%
Non-GAAP operating margin	13%	1%	(7)%
(1) Employer payroll tax related to stock-based compensation for the years ended January 31, 2024, 2023, and 2022 was immaterial as to the impact to gross profit.
(2) Includes $2.1 million, $1.2 million and $1.4 million of employer payroll tax related to stock-based compensation expense for the years ended January 31, 2024, 2023 and 2022, respectively.
(3) On February 25, 2022, we and Opal agreed to settle all outstanding claims with respect to Opal’s complaints alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act, among other claims. The settlement amount was recorded as a one-time operating expense charge in fiscal year 2022, which was paid in fiscal year 2023.

	Year Ended January 31,
	2024			2023			2022
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income reconciliation to net income (loss)
Net income (loss)	$51,403	$0.19	$0.18	$(55,742)	$(0.21)	$(0.21)	$(111,470)	$(0.57)	$(0.57)
Add:
Stock-based compensation expense-related charges	57,902	0.22	0.20	56,704	0.22	0.22	51,552	0.26	0.26
Litigation settlement	—	0.00	0.00	—	0.00	0.00	12,000	0.07	0.07
Amortization of acquired intangible assets	200	0.00	0.00	475	0.00	0.00	412	0.00	0.00
Total additions, net	58,102	0.22	0.20	57,179	0.22	0.22	63,964	0.33	0.33
Non-GAAP net income (loss)	$109,505	$0.41	$0.38	$1,437	$0.01	$0.01	$(47,506)	$(0.24)	$(0.24)
Weighted-average shares outstanding used in computing net income (loss) per share, basic	269,974			259,530			195,020
Weighted average shares outstanding used in computing net income (loss) per share, diluted	287,093			259,530			195,020

	Year Ended January 31,
(in thousands)	2024	2023	2022
Free cash flow:
Net cash (used in) provided by operating activities	$71,465	$26,660	$(32,922)
Purchases of property and equipment	(8,548)	(6,091)	(6,148)
Capitalized internal-use software	(11,777)	(10,358)	(6,258)
Free cash flow	$51,140	$10,211	$(45,328)

Liquidity and Capital Resources
Overview
As of January 31, 2024, our principal sources of liquidity were $164.0 million of cash and cash equivalents and $498.5 million of highly liquid marketable securities. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.
Letters of Credit and Restricted Cash
In April 2023, we terminated our credit facility with Silicon Valley Bank (“SVB”), while keeping our existing letters of credit in lieu of deposits on certain leases. As we no longer have a credit facility with SVB, we were required to collateralize these letters of credit with cash, totaling approximately $1.3 million, which we therefore have classified within restricted cash. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the consolidated balance sheets.
During 2023, we entered into cash collateral agreements with J.P. Morgan Bank in lieu of a credit facility, through which approximately $5.4 million is outstanding as of January 31, 2024. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the consolidated balance sheets.
Material Cash Requirements
Our expected material cash requirements consist of contractually obligated expenditures. We have agreements in place with data and service providers that require us to make certain minimum guaranteed purchase commitments through fiscal year 2028, which totaled $131.1 million as of January 31, 2024, of which $69.5 million is due within twelve months. We had no material changes to these purchase commitments during fiscal 2024. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2029. Refer to Note 9, Leases, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K for a discussion of our leases. In August 2023, we signed a 10-year lease for a new corporate headquarters in New York, NY, which has not yet commenced. The annual lease payments will be approximately $2.6 million once the lease commences.
On January 8, 2024, we entered into the 2024 Share Repurchase Program, whereby we may repurchase up to $100 million of Class A common stock. During the year ended January 31, 2024 we repurchased approximately 2.4 million shares of our Class A common stock for a cost of $29.6 million. As of January 31, 2024, the remaining amount authorized for share repurchase under the 2024 Share Repurchase Program was $70.4 million. Between February 1, 2024 and March 22, 2024, we purchased an additional 2,041,729 shares of Class A common stock for a cost of $26.0 million. For additional information regarding the 2024 Share Repurchase Program, see “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and Note 11, Stockholders’ Equity, to our Consolidated Financial Statements included in “Part II, Item 8, Financial Statements” of this Form 10-K.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Net cash provided by (used in) operating activities	$71,465	$26,660	$(32,922)
Net cash used in investing activities	$(110,570)	$(193,494)	$(15,650)
Net cash provided by financing activities	$24,086	$34,971	$303,132
Our net income (loss) and cash flows provided by (used in) operating activities are influenced significantly by our investments in headcount to support growth and in costs of revenue to deliver our services. In fiscal year 2024, our shift into net income was the result of our increased subscription revenue and related billings and increased interest income from our marketable securities, as well as the amount of non-cash charges that we incur. Non-cash charges primarily include depreciation and amortization, amortization/accretion on marketable securities, stock-based compensation, and non-cash lease expense. Our largest source of operating cash is cash collections from customers using our Unified-CXM platform and related services. Our primary uses of cash from operating activities are for employee-related costs, costs to deliver our revenue and marketing expenses.
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
Operating Activities
For the fiscal year 2024, cash provided by operating activities was $71.5 million, which consisted of net income of $51.4 million, adjusted for non-cash expenses of $65.9 million and $45.8 million of net cash flows used as a result of changes in operating assets and liabilities. The $45.8 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a (i) $68.7 million increase in accounts receivable due to increased billings and the timing of invoices billed, (ii) a $25.6 million increase in other non-current assets driven by an increase in capitalized commissions, and (iii) an $8.0 million decrease in operating lease liabilities due to ongoing payments for leased properties. These decreases to cash flows from operations were partially offset by (i) a $49.8 million increase in deferred revenue resulting primarily from increased billings for subscriptions, (ii) a $8.7 million decrease in prepaid expenses and other current assets driven by larger prepaid contracts in the prior fiscal year, and (iii) a $3.3 million increase in accounts payable largely due to an overall increase in spend and the timing of payments due.
For the fiscal year 2023, cash provided by operating activities was $26.7 million resulting from net loss of $55.7 million offset by net non-cash expenses of $75.7 million and $6.7 million net cash flow provided as a result of changes in operating assets and liabilities. The $6.7 million of net cash flows provided as a result of changes in operating assets and liabilities reflected (i) a $41.5 million increase in deferred revenue resulting primarily from increased billings for subscriptions, (ii) a $29.1 million decrease in prepaid expenses and other current assets driven by larger prepaid contracts in the prior fiscal year, (iii) a $14.5 million increase in accounts payable largely due to the timing of payments due, and (iv) a $6.7 million increase in accrued expenses and other current liabilities. These changes were partially offset by (i) a $44.8 million increase in accounts receivable due to increased billings, (ii) a $24.4 million increase in other non-current assets driven by an increase in capitalized commissions, and (iii) the $12.0 million litigation settlement paid in March 2022.
For the fiscal year 2022, cash used in operating activities was $32.9 million resulting from net loss of $111.5 million offset by non-cash expenses of $72.2 million and $6.3 million net cash flow provided as a result of changes in operating assets and liabilities. The $6.3 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $43.4 million increase in deferred revenue resulting primarily from increased billings for subscriptions and a $25.5 million increase in accrued expenses and other current liabilities, partially offset by a $47.1 million increase in accounts receivable due to increased billings and a $6.8 million increase in other non-current assets.

Investing Activities
For the fiscal year 2024, net cash used in investing activities was $110.6 million and primarily consisted of $604.6 million of purchases of marketable securities, partially offset by $514.4 million of sales and maturities of marketable securities.
For the fiscal year 2023, net cash used in investing activities was $193.5 million and primarily consisted of $816.7 million of purchases of marketable securities, partially offset by $639.7 million of sales and maturities of marketable securities.
For the fiscal year 2022, net cash used in investing activities was $15.7 million and consisted of $267.8 million of purchases of marketable securities, $6.3 million in capitalized internal-use software costs, $6.1 million in capital expenditures, and $3.6 million of cash paid to acquire a privately held company. These cash outflows were largely offset by $268.2 million of sales and maturities of marketable securities.
Financing Activities
For the fiscal year 2024, net cash provided by financing activities was $24.1 million, which consisted of proceeds from the exercise of stock options of $43.3 million and proceeds from the purchases of stock under our ESPP of $7.4 million, partially offset by payments for the repurchase of Class A common shares of $26.7 million.
For the fiscal year 2023, cash provided by financing activities was $35.0 million, which consisted of proceeds from the exercise of stock options of $24.7 million and proceeds from the purchase of stock under our ESPP of $10.2 million.
For the fiscal year 2022, cash provided by financing activities was $303.1 million, which consisted of proceeds from our IPO of $276.0 million, after deducting underwriting discounts and commissions and other offering expenses, proceeds from the exercise of stock options of $20.1 million, and proceeds from the purchase of stock under our ESPP of $7.1 million.

Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.
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
Our significant accounting policies are more fully described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K.
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
The determination of standalone selling price (“SSP”) for each distinct performance obligation requires judgement. We rarely sell our enterprise cloud software products and services as readily observable standalone sales, so we are required to estimate the SSP for each performance obligation. In the determination of the SSP, we may use information that includes contractually stated prices, size of the arrangement, list prices and other observable inputs. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers. As our go-to-market strategies evolve, we may modify our pricing strategies in the future, which could result in changes to SSP.
There were no material changes in the estimates or assumptions used to recognize revenue during the year ended January 31, 2024.

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
Performance-Based Award Valuations
For awards granted that vest upon the achievement of certain performance conditions and market conditions, we estimated the grant date fair value of these units using a Monte Carlo Simulation. The simulation modeled multiple stock price paths in order to estimate the grant date fair value of those with market conditions . Once the performance conditions were deemed probable, stock-based compensation recognition began and was recognized over the derived service period produced by the model, unless otherwise accelerated as noted within Note 12, Stock-Based Compensation, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K. For those awards with market conditions, stock-based compensation will be recognized regardless of if the market targets were achieved. However, if the grantee does not continue their employment through the derived service period, all related stock-based compensation for that individual was reversed in the period of termination.
Recent Accounting Pronouncements
Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K for more information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is generally their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Brazilian Real. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would not have had a material effect on operating results for fiscal 2024, 2023 and 2022.

Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of January 31, 2024, we had $164.0 million of cash and cash equivalents, which consisted primarily of bank deposits and money market funds and $498.5 million of highly liquid marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of our interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material effect on operating results for fiscal 2024, 2023 and 2022.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors Sprinklr, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sprinklr, Inc. and subsidiaries (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over costs to obtain customer contracts
As discussed in Note 3 to the consolidated financial statements, costs to obtain customer contracts, including commissions earned, that are considered incremental and recoverable are capitalized and amortized on a straight-line basis over the anticipated period of benefit. Capitalized costs to obtain customer contracts as of January 31, 2024 were $135.8 million.
We identified the evaluation of the sufficiency of audit evidence over costs to obtain customer contracts as a critical audit matter. Specifically, determining the nature and extent of audit evidence necessary over commissions earned, including those capitalized as costs to obtain customer contracts, required subjective auditor judgment due to the volume of commission plans and number of inputs used in calculating the commissions earned, and the number of information technology (IT) systems involved in the process.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to costs to obtain customer contracts, including commissions earned. We involved IT professionals with specialized skills and knowledge who assisted in testing certain IT applications used by the Company in the costs to obtain customer contracts process. In addition, for a sample of commissions earned during the year, we:

•recalculated the amount earned based on the terms of the relevant underlying commission plan
•compared the amount earned to the actual commission payment
•assessed whether the commissions earned were considered incremental and recoverable costs of obtaining customer contracts and that they were properly recorded.
In addition, we evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed, including appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
New York, New York
March 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors Sprinklr, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Sprinklr, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 28, 2024 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
New York, New York
March 28, 2024

SPRINKLR, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$164,024	$188,387
Marketable securities	498,531	390,239
Accounts receivable, net of allowance of $5.3 million and $3.2 million, respectively	267,731	205,038
Prepaid expenses and other current assets	70,690	78,865
Total current assets	1,000,976	862,529
Property and equipment, net	32,176	22,885
Goodwill and other intangible assets	50,145	50,349
Operating lease right-of-use assets	31,058	15,725
Other non-current assets	108,755	73,503
Total assets	$1,223,110	$1,024,991

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$34,691	$30,101
Accrued expenses and other current liabilities	93,187	97,524
Operating lease liabilities, current	5,730	7,134
Deferred revenue	374,552	324,140
Total current liabilities	508,160	458,899
Deferred revenue, non-current	506	1,371
Deferred tax liability, non-current	1,474	1,289
Operating lease liabilities, non-current	27,562	9,633
Other liabilities, non-current	5,704	4,467
Total liabilities	543,406	475,659
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 151,136,870 and 119,477,713 shares issued and outstanding as of January 31, 2024 and 2023, respectively	4	3
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 122,128,581 and 144,263,658 shares issued and outstanding as of January 31, 2024 and 2023, respectively	4	6
Treasury stock, at cost, 14,130,784 and 14,130,784 shares as of January 31, 2024 and 2023, respectively	(23,831)	(23,831)
Additional paid-in capital	1,182,150	1,074,149
Accumulated other comprehensive loss	(3,836)	(4,384)
Accumulated deficit	(474,787)	(496,611)
Total stockholders’ equity	679,704	549,332
Total liabilities and stockholders’ equity	$1,223,110	$1,024,991
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2024	2023	2022
Revenue:
Subscription	$668,541	$548,649	$427,713
Professional services	63,819	69,541	64,681
Total revenue	732,360	618,190	492,394
Costs of revenue:
Costs of subscription	116,032	102,276	89,896
Costs of professional services	63,369	61,449	57,655
Total costs of revenue	179,401	163,725	147,551
Gross profit	552,959	454,465	344,843
Operating expense:
Research and development	91,292	76,658	60,591
Sales and marketing	321,849	336,719	286,963
General and administrative	105,873	92,312	84,759
Litigation settlement	—	—	12,000
Total operating expense	519,014	505,689	444,313
Operating income (loss)	33,945	(51,224)	(99,470)
Other income (expense), net	26,577	3,756	(5,084)
Income (loss) before provision for income taxes	60,522	(47,468)	(104,554)
Provision for income taxes	9,119	8,274	6,916
Net income (loss)	$51,403	$(55,742)	$(111,470)
Net income (loss) per share, basic	$0.19	$(0.21)	$(0.57)
Weighted average shares used in computing net income (loss) per share, basic	269,974	259,530	195,020
Net income (loss) per share, diluted	$0.18	$(0.21)	$(0.57)
Weighted average shares used in computing net income (loss) per share, diluted	287,093	259,530	195,020
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Net income (loss)	$51,403	$(55,742)	$(111,470)
Foreign currency translation adjustments	(490)	(3,078)	(1,390)
Unrealized gains (losses) on investments, net of tax	1,038	(486)	(217)
Total comprehensive income (loss), net of tax	$51,951	$(59,306)	$(113,077)
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 31, 2021	120,903	$424,992	—	$—	95,456	$4	$122,061	14,131	$(23,831)	$787	$(330,160)	$193,853
Issuance of Class A common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	18,288	—	—	—	275,973	—	—	—	—	275,973
Conversion of convertible preferred stock to common stock upon initial public offering	(120,903)	(424,992)	120,903	4	—	—	424,988	—	—	—	—	—
Conversion of senior subordinated secured convertible notes	—	—	9,694	—	—	—	82,114	—	—	—	—	82,114
Stock-based compensation - equity classified awards	—	—	—	—	—	—	49,827	—	—	—	—	49,827
Reclassification of common stock to Class B common stock	—	—	103,045	4	(103,045)	(4)	—	—	—	—	—	—
Exercise of stock options and release of vested restricted stock units	—	—	1,999	—	7,589	—	20,054	—	—	—	—	20,054
Net exercise of common stock warrants	—	—	230	—	—	—	—	—	—	—	—	—
Issuance of common stock under deferred stock compensation plan	—	—	1,770	—	—	—	—	—	—	—	—	—
Issuance of common shares upon ESPP purchase	—	—	552	—	—	—	7,105	—	—	—	—	7,105
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1,607)	—	(1,607)
Net loss	—	—	—	—	—	—	—	—	—	—	(111,470)	(111,470)
Balance at January 31, 2022	—	$—	256,481	$8	—	$—	$982,122	14,131	$(23,831)	$(820)	$(441,630)	$515,849
Adjustment to retained earnings for CECL adoption	—	—	—	—	—	—	—	—	—	—	761	761
Stock-based compensation - equity classified awards	—	—	—	—	—	—	57,057	—	—	—	—	57,057
Exercise of stock options and vesting of RSUs	—	—	6,014	—	—	—	24,740	—	—	—	—	24,740
Issuance of common shares upon ESPP purchases	—	—	1,259	1	—	—	10,230	—	—	—	—	10,231
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(3,564)	—	(3,564)
Other adjustments	—	—	(13)	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(55,742)	(55,742)
Balance at January 31, 2023	—	$—	263,741	$9	—	$—	$1,074,149	14,131	$(23,831)	$(4,384)	$(496,611)	$549,332
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Convertible Preferred Stock		Class A and Class B Common Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balance at January 31, 2023	—	$—	263,741	$9	—	$—	$1,074,149	14,131	$(23,831)	$(4,384)	$(496,611)	$549,332
Stock-based compensation - equity classified awards	—	—	—	—	—	—	57,230	—	—	—	—	57,230
Exercise of stock options and release of vested restricted stock units	—	—	10,948	—	—	—	43,333	—	—	—	—	43,333
Issuance of common shares upon ESPP purchase	—	—	976	—	—	—	7,437	—	—	—	—	7,437
Common stock repurchased and retired	—	—	(2,400)	—	—	—	—	—	—	—	(29,579)	(29,579)
Other adjustment	—	—	—	(1)	—	—	1	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	548	—	548
Net income	—	—	—	—	—	—	—	—	—	—	51,403	51,403
Balance at January 31, 2024	—	$—	273,265	$8	—	$—	$1,182,150	14,131	$(23,831)	$(3,836)	$(474,787)	$679,704
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Cash flow from operating activities:
Net income (loss)	$51,403	$(55,742)	$(111,470)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	15,466	12,051	8,058
Bad debt expense	5,906	4,079	(186)
Stock-based compensation, net of amounts capitalized	55,757	55,517	50,131
Litigation settlement	—	—	12,000
Non-cash interest paid in kind and discount amortization	—	—	3,266
Non-cash lease expense	8,352	6,588	—
Deferred income taxes	(2,668)	166	235
Net amortization/accretion on marketable securities	(17,009)	(2,697)	(1,281)
Other non-cash items, net	107	—	9
Changes in operating assets and liabilities:
Accounts receivable	(68,709)	(44,751)	(47,094)
Prepaid expenses and other current assets	8,675	29,092	(8,220)
Other non-current assets	(25,577)	(24,376)	(6,764)
Accounts payable	3,325	14,463	(1,095)
Operating lease liabilities	(8,019)	(6,342)	—
Accrued expenses and other current liabilities	(6,515)	6,688	25,510
Litigation settlement	—	(12,000)	—
Deferred revenue	49,813	41,465	43,404
Other liabilities	1,158	2,459	575
Net cash provided by (used in) operating activities	71,465	26,660	(32,922)
Cash flow from investing activities:
Purchases of marketable securities	(604,648)	(816,708)	(267,826)
Proceeds from sales and maturities of marketable securities	514,403	639,663	268,207
Purchases of property and equipment	(8,548)	(6,091)	(6,148)
Capitalized internal-use software	(11,777)	(10,358)	(6,258)
Acquisitions, net of cash acquired	—	—	(3,625)
Net cash used in investing activities	(110,570)	(193,494)	(15,650)
Cash flow from financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts, commissions and other offering costs	—	—	275,973
Proceeds from issuance of common stock upon exercise of stock options	43,333	24,740	20,054
Proceeds from issuance of common stock upon ESPP purchase	7,437	10,231	7,105
Payments for repurchase of Class A common shares	(26,684)	—	—
Net cash provided by financing activities	24,086	34,971	303,132
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(939)	(1,176)	(1,171)
Net change in cash, cash equivalents and restricted cash	(15,958)	(133,039)	253,389
Cash, cash equivalents and restricted cash at beginning of period	188,387	321,426	68,037
Cash, cash equivalents and restricted cash at end of period	$172,429	$188,387	$321,426

SPRINKLR, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$7,647	$6,644	$3,458

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$23,696	$8,948	$—
Accrued purchases of property and equipment	$2,380	$1,445	$216
Stock-based compensation expense capitalized in internal-use software	$2,473	$2,540	$696
Accrued for asset retirement obligation	$117	$—	$—
Accrued for share repurchases	$2,895	$—	$—
Net exercise of common stock warrants	$—	$—	$18
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Notes to Consolidated Financial Statements

1.Organization and Description of Business
Description of Business
Founded in 2009, Sprinklr, Inc. (“Sprinklr” or the “Company”) provides enterprise cloud software products that enable organizations to do marketing, advertising, research, care, sales and engagement across modern channels including social, messaging, chat and text through its Unified Customer Experience Management software platform.
The Company was incorporated in Delaware in 2011 and is headquartered in New York, USA with 20 operating subsidiaries globally.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, revenue recognition, fair value assumptions for stock-based compensation, software costs eligible for capitalization, recoverability of long-lived assets, and the allowance for doubtful accounts. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and on assumptions that it believes are reasonable and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.
Segments
The Company operates in one operating segment because the Company’s offerings operate on its single Customer Experience Management Platform, the Company’s products are deployed in a similar way, and the Company’s chief operating decision maker (“CODM”), the chief executive officer, evaluates the Company’s financial information and assesses the performance of the Company on a consolidated basis. The CODM does not receive discrete financial information about asset allocation, expense allocation, or profitability by product or geography. Because the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Foreign currency remeasurement and transaction gains and losses are recorded in other income (expense), net, in the consolidated statements of operations. The Company recognized net foreign currency transaction losses of $3.6 million, $4.7 million and $1.4 million in the fiscal years ended January 31, 2024, 2023 and 2022, respectively. As of January 31, 2024, the cumulative translation adjustment within accumulated other comprehensive loss was $4.2 million.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.
The following table reconciles cash, cash equivalents and restricted cash from the consolidated balance sheets to amounts reported in the consolidated statements of cash flows:

	January 31,
(in thousands)	2024	2023
Cash and cash equivalents	$164,024	$188,387
Restricted cash included in prepaid expenses and other current assets(1)	1,494	—
Restricted cash included in other non-current assets(2)	6,911	—
Total cash, cash equivalents and restricted cash	$172,429	$188,387
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
Available-for-sale debt securities are considered impaired if the fair value of the investment is less than amortized cost. If it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the security is written down to its fair value and the difference is recognized in operating loss. If the Company deems it is not likely to sell such security before recovery of its amortized cost basis, the Company bifurcates the impairment into credit-related and non-credit-related components. In evaluating whether a credit-related loss exists, the Company considers a variety of factors including: (i) the extent to which the fair value is less than the amortized cost basis, (ii) adverse conditions specifically related to the issuer of a security, an industry or geographic area, (iii) the failure of the issuer of the security to make scheduled interest or principal payments and (iv) any changes to the rating of the security by a rating agency. Any portion of the loss attributable to credit-related components is recorded within the provision for credit losses in the Company’s consolidated statement of operations while any non-credit related components are reflected within accumulated other comprehensive loss on the consolidated balance sheets, net of applicable taxes. As of January 31, 2024 and 2023, there have been no securities with an unrealized loss position that the Company would have to sell before recovery of its amortized cost basis, and therefore the Company has not bifurcated the impairment.
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

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
Accounts Receivable and Allowance
Accounts receivable are recorded at invoiced amounts, net of allowance, if applicable, and are unsecured and do not bear interest.
The allowance account is based on the probability of future collection under the current expect credited loss (“CECL”) impairment model under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Assets, which was adopted by the Company on January 31, 2023, with an effective date of February 1, 2022, as discussed below within Recently Adopted Accounting Pronouncements. Under the CECL impairment model, the Company determines its allowance by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends or other factors including customers’ credit risk and historical loss experience. The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded in sales and marketing expense in the period incurred.
Changes in the allowance account for the periods presented were as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Allowance, beginning of period	$3,156	$2,727	$3,203
Write-offs of uncollectible accounts	(3,109)	(2,590)	(212)
Provision for (recovery of) expected credit losses	5,220	3,780	(264)
Adjustment to retained earnings for CECL adoption	—	(761)	—
Allowance, end of period	$5,267	$3,156	$2,727
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

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
The Company did not record any goodwill impairment charges in the years ended January 31, 2024, 2023 or 2022.
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
Leases
On February 1, 2022, the Company adopted the lease accounting requirements of Accounting Standard Update (“ASU”) 2016-02, Leases (“Topic 842”). Under Topic 842, the Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases. As of adoption and January 31, 2024, the Company did not have any finance leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the minimum lease payments over the lease term. The Company utilizes certain practical expedients and policy elections available under Topic 842, including (i) leases with an initial term of 12 months or less are not recognized on the balance sheet, (ii) lease components are not separated from non-lease components for all asset classes, and (iii) non-lease components that are not fixed are expensed as incurred as variable lease costs. The Company uses the incremental borrowing rate based on information available at the commencement date in determining the present value of future lease payments. The rate is an estimate of the collateralized borrowing rate the Company would incur on future lease payments over a similar term.
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

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
No single customer accounted for more than 10% of total revenue in the years ended January 31, 2024, 2023 or 2022. In addition, no single customer accounted for more than 10% of total accounts receivable as of January 31, 2024 or 2023.
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
Revenue Recognition
The Company accounts for revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). For further discussion of the Company’s accounting policies related to revenue see Note 3, Revenue Recognition.
Costs of Revenue
Costs of subscription revenue and professional services revenue is expensed as incurred.
Costs of subscription revenue consists primarily of expenses related to hosting the Company’s software platform, including data center operations costs and personnel and related expenses directly associated with delivering the Company’s cloud infrastructure, the costs associated with purchasing third-party data that is utilized in providing elements of the platform and costs to provide platform support to the Company’s customers, including personnel and related expenses. These costs include salaries, benefits, bonuses and stock-based compensation, as well as allocated overhead.
Costs of professional services consists primarily of personnel and related expenses directly associated with the Company’s professional services organization. These costs include salaries, benefits, bonuses and stock-based compensation, as well as allocated overhead, together with the costs of subcontracted third-party professional services vendors.
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
Advertising costs
Advertising costs include costs incurred to promote the Company’s subscription and professional services. These costs are expensed as incurred and were $4.1 million, $2.9 million and $6.8 million in the years ended January 31, 2024, 2023 and 2022, respectively.
Warranties
The Company’s cloud-based software platform is generally warranted to perform materially in accordance with the Company’s online documentation and the terms of the agreement with a customer, under normal use and circumstances. Additionally, the Company’s contracts generally include provisions for indemnifying customers against liabilities if use of its software platform infringe a third party’s intellectual property rights, and the Company may also incur liabilities if it breaches the security, privacy and/or confidentiality obligations in its contracts. To date, the Company has not incurred any material costs, and it has not accrued any liabilities in the accompanying consolidated financial statements as of January 31, 2024 or 2023 as a result of these obligations.

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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

months or less and will recognize payments for such leases in the Company’s consolidated statements of operations on a straight-line basis over the lease term. The Company recorded lease liabilities and corresponding ROU assets of approximately $14.0 million upon adoption of this standard.
In June 2016, the FASB issued ASU 2016-13, with subsequent amendments, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-03”). The Company adopted ASU 2016-03 on January 31, 2023, with an effective date of February 1, 2022, which amended the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company utilized the modified-retrospective approach at adoption, under which prior period comparable financial information was not adjusted. The adoption did not have a material impact on the consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements Pending Adoption
In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (“ASU 2023-07”) requiring an enhanced disclosure of significant segment expenses on an annual and interim basis. ASU 2023-07 is effective for the Company’s annual periods beginning fiscal year 2025 and interim periods beginning in the first quarter of fiscal year 2026 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact ASU 2023-07 will have on its disclosures within its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (“ASU 2023-09”) requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning fiscal year 2026, on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact ASU 2023-09 will have on its disclosures within its consolidated financial statements.

3.Revenue Recognition
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Professional services revenues are recognized as the services are rendered for time and materials contracts or on a proportional performance basis for fixed price contracts. The majority of the Company’s professional services arrangements are fixed price contracts.
The Company enters into arrangements where it provides managed services associated with assisting its customers in publishing advertisements on social media channels. As part of those arrangements, the Company is occasionally required to purchase advertising space from social media channels on behalf of its customers and invoice those costs back to its customer. Revenue from such arrangements is recognized on a net basis, as the Company has determined that it is acting as an agent in these transactions.
Certain of the Company’s arrangements may include certain service level agreements with its customers committing to certain levels of platform uptime and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred or experienced any significant failures to meet defined levels of availability and performance of those agreements and, as a result, the Company has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements as of January 31, 2024 or 2023.
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
Contracts with Multiple Performance Obligations
The Company executes arrangements that include multiple performance obligations (consisting of subscription and professional services). Additionally, the Company is often party to multiple concurrent contracts or contracts pursuant to which a client may purchase a combination of services. These situations require judgment to determine whether the multiple promises are separate performance obligations. Once the Company has determined the performance obligations, the Company determines the transaction price. The Company allocates the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. The SSP is the price at which the Company would sell promised subscription or professional services separately to a customer. The determination of SSP for each distinct performance obligation requires judgement. In the determination of the SSP, the Company may use information that includes contractually stated prices, size of the arrangement, list prices and other observable inputs.
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
Capitalized costs to obtain customer contracts as of January 31, 2024 were $135.8 million, of which $42.5 million is included in prepaid expenses and other current assets and $93.4 million within other non-current assets.
Capitalized costs to obtain customer contracts as of January 31, 2023 were $113.5 million, of which $44.1 million is included in prepaid expenses and other current assets and $69.4 million within other non-current assets.
During the years ended January 31, 2024, 2023 and 2022, the Company amortized $48.3 million, $44.7 million and $35.5 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
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
The term between invoicing and when payment is due is not significant and the Company generally does not provide financing arrangements to customers. Deferred revenue associated with performance obligations that are anticipated to be satisfied, and thus to be recognized as revenue, during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as deferred revenue, non-current.
The Company recognized revenue of $322.1 million, $276.4 million and $216.4 million during the years ended January 31, 2024, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. As of January 31, 2024 and 2023, contract assets were $4.3 million and $4.8 million, respectively, and were included in prepaid expenses and other current assets.
Remaining Performance Obligation
Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. As of January 31, 2024, the Company’s RPO was $966.6 million, approximately $587.0 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter. As of January 31, 2023, the Company’s remaining RPO was approximately $719.5 million, approximately $485.2 million of which the Company expected to recognize as revenue over the next 12 months.
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

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets:

	January 31, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate bonds	$98,642	$71	$(10)	$98,703
Municipal bonds	982	3	—	985
U.S. government and agency securities	185,464	140	(33)	185,571
Certificates of deposit	46,496	48	(1)	46,543
Commercial paper	166,595	155	(21)	166,729
Marketable securities	$498,179	$417	$(65)	$498,531

	January 31, 2023
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate bonds	$39,922	$8	$(68)	$39,862
Municipal bonds	12,429	22	—	12,451
U.S. government and agency securities	128,898	6	(367)	128,537
Certificates of deposit	59,546	28	(155)	59,419
Commercial paper	150,131	41	(202)	149,970
Marketable securities	$390,926	$105	$(792)	$390,239
As of January 31, 2024 and 2023, the maturities of available-for-sale marketable securities did not exceed 12 months. Interest income from cash and cash equivalents and marketable securities was $30.2 million, $8.5 million, and $0.5 million for the years ended January 31, 2024, 2023, and 2022 respectively.
There were 64 and 180 debt securities in an unrealized loss position as of January 31, 2024 and 2023, respectively. The estimated fair value of these debt securities, for which an allowance for credit losses has not been recorded, was $178.7 million and $220.9 million as of January 31, 2024 and 2023, respectively. There were no expected credit losses recorded against the Company’s investment securities as of January 31, 2024 and 2023.
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Refer to Note 5, Fair Value Measurements, for addition information about the fair value of the Company’s short-term marketable securities.

5. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of January 31, 2024 and 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	January 31, 2024				January 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents:
Money market funds	$52,647	$—	$—	$52,647	$73,851	$—	$—	$73,851
Marketable Securities:
Corporate bonds	—	98,703	—	98,703	—	39,862	—	39,862
Municipal bonds	—	985	—	985	—	12,451	—	12,451
U.S. government and agency securities	—	185,571	—	185,571	—	128,537	—	128,537
Certificates of deposit	—	46,543	—	46,543	—	59,419	—	59,419
Commercial paper	—	166,729	—	166,729	—	149,970	—	149,970
Total financial assets	$52,647	$498,531	$—	$551,178	$73,851	$390,239	$—	$464,090
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
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. government and agency securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities, as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of January 31, 2024 and 2023, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 31, 2024, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of January 31, 2024 and 2023, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

6.Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	January 31,
(in thousands)	2024	2023
Prepaid hosting and data costs	$1,673	$12,168
Prepaid software costs	4,854	6,079
Prepaid marketing	1,208	1,660
Capitalized commissions costs, current portion	42,486	44,051
Contract assets	4,326	4,785
Security deposits, short-term	1,923	3,136
Taxes recoverable	3,561	2,327
Restricted cash	1,494	—
Employee advances	2,614	1,582
Other	6,551	3,077
Prepaid expenses and other current assets	$70,690	$78,865
Property and Equipment, Net
Property and equipment, net consisted of the following:

	January 31,
(in thousands)	2024	2023
Computer equipment	$17,646	$16,283
Office furniture and other	4,879	2,540
Leasehold improvements	10,370	5,535
Less accumulated depreciation and amortization	(20,866)	(16,875)
Total fixed assets, net	12,029	7,483
Capitalized internal-use software	50,212	35,962
Less accumulated amortization	(30,065)	(20,560)
Total capitalized internal-use software	20,147	15,402
Property and equipment, net	$32,176	$22,885
Depreciation and amortization expense consisted of the following:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Depreciation and amortization expense	$5,961	$6,148	$4,218
Amortization expense for capitalized internal-use software	$9,505	$5,903	$3,428
The Company capitalized internal-use software, including stock-based compensation, of $14.2 million, $12.9 million and $7.0 million, for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	January 31,
(in thousands)	2024	2023
Bonuses	$23,314	$25,057
Commissions	18,502	27,866
Employee liabilities (1)	19,019	16,374
Purchased media costs (2)	1,683	2,965
Accrued restructuring costs (3)	—	4
Accrued sales and use tax liability	8,522	7,336
Accrued income taxes	4,529	3,139
Accrued deferred contract credits	2,204	1,733
Vendor and travel costs payable	4,160	4,132
Professional services	1,142	784
Asset retirement obligation	400	1,011
Withholding taxes payable	944	2,702
Other	8,768	4,421
	$93,187	$97,524
(1) Includes $1.4 million and $1.4 million of accrued employee contributions under the Company’s 2021 ESPP at January 31, 2024 and 2023, and respectively. Refer to Note 12, Stock-Based Compensation, for further discussion of the Company's ESPP.
(2) Purchased media costs consist of amounts owed to the Company’s vendors for the purchase of advertising space on behalf of its customers.
(3) In February 2023, the Company implemented an approved plan for restructuring its global workforce by approximately 4% to reduce operating costs and better align its workforce with the needs of its business. The majority of the associated costs, including severance and benefits, were incurred in the first half of fiscal 2024. For the year ended January 31, 2024, the Company incurred a total of $4.3 million in restructuring costs of which $4.1 million and $0.2 million are recorded within sales and marketing expense and general and administrative expense, respectively, on the Company’s consolidated statements of operations. As of January 31, 2024, all restructuring costs have been paid.

7. Goodwill
The changes in the carrying amount of goodwill for the periods presented were as follows:

	January 31,
(in thousands)	2024	2023
Balance at beginning of period	$50,030	$49,911
Effect of exchange rates	(3)	119
Balance at end of period	$50,027	$50,030
On an annual basis, the Company performs a goodwill impairment analysis. As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, there was no impairment in the periods presented.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

8. Debt
Senior Subordinated Secured Convertible Notes
In May 2020, the Company issued senior subordinated convertible notes for an aggregate principal amount of $75.0 million. Upon completion of the IPO in June 2021, the convertible notes were automatically converted (pursuant to their terms) into 9,694,004 shares of Class B common stock. The Company recognized interest expense of $3.2 million for the year ended January 31, 2022 related to the notes.
Credit Agreement
Through April 2023, the Company maintained a credit agreement with Silicon Valley Bank (the “SVB Credit Facility”). Under this agreement, the Company could borrow up to $50.0 million on its revolving credit loan facility at the higher of prime interest rate or federal funds effective rate plus 0.50%, provided that in no event should the total interest rate be less than 5.50%. The SVB Credit Facility required the Company to maintain a monthly adjusted quick ratio of no less than 1.25:1.00.
In addition, the SVB Credit Facility also provided for issuance of letters of credit that reduce the available borrowing capacity. As of January 31, 2023, the Company had a sub-limit of $15.0 million letters of credit available, of which $4.6 million was issued.
The original maturity date of the SVB Credit Facility was January 31, 2026. However, in April 2023, the Company terminated the SVB Credit Facility, while keeping its existing letters of credit in lieu of deposits on certain leases. As the Company no longer has a credit facility with SVB, it was required to collateralize these letters of credit with cash, totaling approximately $1.3 million, which the Company has therefore classified within restricted cash. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the consolidated balance sheets.
During 2023, the Company entered into cash collateral agreements with J.P. Morgan Bank in lieu of a letter of credit facility, through which approximately $5.4 million is outstanding as of January 31, 2024. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the consolidated balance sheets.

9. Leases
The Company adopted ASC 842 as of February 1, 2022. The Company has leases for corporate offices under non-cancelable operating leases with various expiration dates. The Company did not have any finance leases during the years ended January 31, 2024 and 2023.
On August 2, 2023, the Company entered into a 10-year operating lease agreement for a new corporate headquarters located in New York, NY. The Company has the option to extend the term for 60 months. The Company cannot take possession of the leased premises until the design and construction period ends, which is anticipated to end in early fiscal 2025. The annual lease payments will be approximately $2.6 million once the lease commences.
The components of lease expense were as follows:

	Year Ended January 31,
(in thousands)	2024	2023
Operating lease cost	$11,086	$8,145
Variable lease cost	1,270	1,147
Short-term lease cost	714	763
Total lease cost	$13,070	$10,055
The weighted-average remaining lease term and discount rate were as follows:

	January 31,
	2024	2023
Weighted-average remaining lease term (in years)	6.20	2.96
Weighted-average discount rate	10.11%	11.01%

SPRINKLR, INC.
Notes to Consolidated Financial Statements

The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives were as follows as of January 31, 2024:

(in thousands)
Fiscal year ended January 31,
2025	$8,743
2026	7,361
2027	7,063
2028	5,597
2029	4,669
Thereafter	12,802
Total minimum lease payments (1)	46,235
Less: imputed interest	(12,943)
Total	$33,292
(1) Excludes future payments related to the New York operating lease, which has been signed but not yet commenced as of January 31, 2024.

10. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has non-cancelable minimum guaranteed purchase commitments for various data, hosting and software services as of January 31, 2024 as follows:

(in thousands)
Fiscal year ended January 31,
2025	$69,534
2026	23,712
2027	23,375
2028	14,500
Total	$131,121
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. At January 31, 2024, the Company had no provision for liability under existing litigation.
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Other Contractual Commitments
The Company also has agreements in place related to its operating leases that impact its cash requirements. See Note 7 Leases for additional information.

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
Further, in connection with the IPO, the Company filed a new Amended and Restated Certificate of Incorporation that authorizes the issuance of 2,000,000,000 shares of Class A common stock with a par value of $0.00003 per share, 310,000,000 shares of Class B common stock with a par value of $0.00003 per share, and 20,000,000 shares of undesignated preferred stock with a par value of $0.00003 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of Class A common stock and Class B common stock will be entitled to share equally, identically and ratably, on a per share basis, with respect to any dividend or distribution of cash or property paid or distributed by the company, unless different treatment of the shares of the affected class is approved by the affirmative vote of the holders of a majority of the outstanding shares of such affected class, voting separately as a class.
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
As of January 31, 2024 and 2023, there were warrants to purchase up to 2.5 million shares of common stock outstanding.
Share Repurchase Program
On January 4, 2024, the Company announced that its board of directors authorized and approved a share repurchase plan (the “2024 Share Repurchase Program”), which authorizes the Company to periodically repurchase up to $100 million of its Class A common stock through December 31, 2024. Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases effected pursuant to a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
During the year ended January 31, 2024, the Company repurchased 2,400,338 shares of its Class A common stock for a cost of $29.6 million. All of the shares repurchased have been retired. As of January 31, 2024, the remaining amount authorized for share repurchase under the 2024 Share Repurchase Program was $70.4 million. Between February 1, 2024 and March 22, 2024, the Company purchased an additional 2,041,729 shares of its Class A common stock for a cost of $26.0 million.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

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
The Company’s board of directors adopted the 2021 Plan in May 2021, which was subsequently approved by its stockholders and became effective on June 22, 2021. Initially, the maximum number of shares of the Company’s Class A common stock that may be issued under the 2021 Plan was 80,401,680 shares, which included (i) 25,480,000 new shares of Class A common stock and (ii) shares subject to outstanding awards granted under the 2011 Plan that expire or otherwise terminate or that are not issued or are otherwise reacquired by the Company under certain circumstances. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031, by an amount equal to 5% of the number of our Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of January 31, 2024, there were 48,622,946 shares available for grant under the 2021 Plan.
The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, PSUs, and other forms of awards to employees, directors and consultants, including employees and consultants of the Company's affiliates, as permitted by law. Stock options and RSUs generally vest over a service period of four years and stock options have a contractual term of 10 years.
Performance-Based Stock Units
In January 2021, the Company granted 3,100,000 PSUs to certain executives that vest over a five-year period if certain performance and market conditions are met. The performance condition was met on June 22, 2021, the effective date of the Company’s registration statement, filed in connection with its IPO. The market conditions of the PSUs will be achieved on the date, following the IPO, on which the volume weighted-average trading price of the Company's Class A common stock has, for 45 consecutive trading days, equaled or exceeded predetermined threshold prices ranging between $30 and $100. If the first threshold of $30 is not met, then no shares will vest. Each PSU is equal to and paid in one share of Class B common stock. The number of shares actually issued will range from zero to 3,100,000 shares in the aggregate. If the market conditions are not met on or prior to the five year anniversary of the grant date, the associated awards will not vest and be subsequently cancelled.
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
As of January 31, 2024, the Company had 780,000 PSUs outstanding as certain awards were cancelled due to grantee departures. The market conditions have not yet been met as of January 31, 2024. If the market conditions are not met on or prior to January 28, 2026, the associated awards will not vest and will be subsequently cancelled.
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

For the 6,955,896 options that were subject to the performance condition satisfied upon the effectiveness of the Company’s registration statement, stock-based compensation expense remained unrecognized until the effective date of June 22, 2021. On this date, the 2,318,632 options under tranche 2 vested and the Company recognized cumulative stock-based compensation expense of $5.8 million using the accelerated attribution method for the portion of the options for which the service-based vesting condition was fully or partially satisfied. On August 4, 2021, market conditions related to tranche 3 were satisfied, vesting 2,318,632 options. As market conditions associated with tranche 4 were not met by May 1, 2023, the 2,318,632 options associated with this tranche were subsequently cancelled.
To determine the fair value of stock options that include market and performance conditions (tranches 2, 3 and 4), the Company utilized a Monte Carlo simulation, which allowed for the modeling of complex securities and evaluated many possible outcomes to forecast the stock price of the Company post-IPO. As part of the valuation, the Company considered various scenarios related to the pricing, timing and probability of an IPO. The Company applied an annual equity volatility of 44.0%, a risk-free rate of 2.6%, fair value of the common stock of $4.14 and an expected term of ten years to arrive at a valuation of $6.1 million on the grant date.
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the year ended January 31, 2024 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of January 31, 2023	33,049	$6.11	6.6	$135,831
Granted	1,512	12.85
Exercised	(7,503)	5.79
Cancelled/forfeited(1)	(3,786)	6.04
Expired	(5)	0.25
Outstanding as of January 31, 2024	23,267	$6.66	5.9	$136,602

Exercisable as of January 31, 2024	19,504	$5.80	5.6	$130,755
Vested and expected to vest as of January 31, 2024	22,875	$6.60	5.9	$135,629
(1) 2,318,632 options tied to market conditions were cancelled during the second quarter as the applicable market conditions were not met by May 1, 2023.

	Year Ended January 31,
(in thousands)	2024	2023	2022
Intrinsic value of options exercised	$58,565	$32,391	$83,387
Estimated grant date fair value of options vested in the period	$12,954	$32,085	$29,256
The weighted-average grant date fair value of options granted in the years ended January 31, 2024 and 2022 were $7.56 and $5.58, respectively. There were no options granted during the year ended January 31, 2023.
Determining Fair Value of Stock Options
The fair value of each option grant with service and performance conditions is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

SPRINKLR, INC.
Notes to Consolidated Financial Statements

	Year Ended January 31,
	2024	2023	2022
Expected term (in years)	6.1	(a)	6.0
Risk-free interest rate	3.5%	(a)	0.9% - 1.4%
Expected volatility	60.1%	(a)	50.9% - 52.1%
Expected dividend rate	0%	(a)	0%
Fair value of common stock	$12.85	(a)	$10.96 - $14.02
(a) In fiscal year ended January 31, 2023, no stock options were granted.
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
Fair value of common stock – Prior to the IPO, the fair value of common stock underlying the stock options had historically been determined by the Company's board of directors, with input from the Company’s management and its valuations from an independent third-party valuation specialist. The Company’s board of directors previously determined the fair value of the common stock at the time of grant of the options by also considering a number of objective and subjective factors, including valuations of comparable companies, sales of common stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. Subsequent to the IPO, the Company determines the fair value using the closing price, on the date of grant, of the Company’s Class A common stock, which is publicly traded on the NYSE.
Forfeiture rate—The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. For non-executive employees, the estimated forfeiture rate assumes that the likelihood that an award will be forfeited decreases through the passage of time.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Restricted Stock Units
A summary of the Company’s RSU activity for the year ended January 31, 2024 is as follows:

(in thousands except per share data)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of January 31, 2023	9,400	$12.23
Granted	6,319	13.00
Released	(3,445)	12.41
Cancelled/forfeited	(3,015)	12.49
Outstanding as of January 31, 2024	9,259	$12.61
In January 2021, the Company granted 300,000 RSUs with a performance condition. These RSUs vest over a five-year period, with 20% met after one year and then equal quarterly installments over the succeeding four years if a certain performance condition is met. The performance condition was met upon the effective date of the Company’s registration statement, filed in connection with its IPO, June 22, 2021. Stock-based compensation related to these RSUs remained unrecognized prior to effectiveness of the Company’s registration statement as the performance condition was not yet deemed probable. On June 22, 2021, the Company recognized cumulative stock-based compensation based on the proportion of the requisite service period already completed since the date of grant, which amounted to $0.6 million using the accelerated attribution method. The remaining stock-based compensation is being recognized over the subsequent remaining requisite service period.
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
Employee Stock Purchase Plan
In June 2021, the Company’s ESPP became effective. The ESPP initially reserved up to 5,100,000 shares of the Company’s Class A common stock to certain eligible employees or, as designated by the board of directors. The number of shares reserved for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of Class A and Class B common stock on the immediately preceding December 31 and (ii) 15,300,000, or such lesser number of shares as determined by the Company’s board of directors. The ESPP is intended to qualify as an ‘employee stock purchase plan’ under Section 423 of the Internal Revenue Code and also contains the necessary rights to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws. The Company had 7,503,033 shares reserved for future issuance as of January 31, 2024.
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
If the fair market value of the Company’s stock on the offering date is higher than the fair market value of the Company’s stock on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period and automatically be enrolled in the subsequent offering period, resulting in modification accounting. Total incremental expense as a result of rollovers was $0.2 million, $2.4 million and $3.4 million for fiscal years 2024 2023 and 2022, respectively, which will be recognized over the the new offering periods.
ESPP employee payroll contributions accrued as of January 31, 2024, 2023 and 2022 totaled $1.4 million, $1.4 million and $2.3 million, respectively, and are included within accrued expenses and other current liabilities in the consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. The Company recorded stock-based compensation of $3.7 million, $8.6 million and $6.1 million during the years ended January 31, 2024, 2023 and 2022, respectively, in connection with the ESPP.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

The fair value of share purchase rights granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2024	2023	2022
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	4.9% - 5.3%	2.2% - 4.6%	0.1% - 0.3%
Expected volatility	49.4% - 67.4%	66.2% - 81.9%	49.3% - 57.0%
Expected dividend rate	0%	0%	0%
Fair value of common stock	$11.48 - $14.58	$8.84 - $9.84	$14.27 - $22.37
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
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Cost of subscription	$1,130	$1,528	$1,794
Cost of professional	1,450	2,249	2,448
Research and development	11,566	10,678	6,417
Sales and marketing	24,477	26,651	19,929
General and administrative	17,134	14,411	19,543
Stock-based compensation, net of amounts capitalized	55,757	55,517	50,131
Capitalized stock-based compensation	2,473	2,540	696
Total stock-based compensation	$58,230	$58,057	$50,827

	Year Ended January 31,
(in thousands)	2024	2023	2022
Equity classified awards (1)	$57,230	$57,057	$49,827
Other awards (2)	1,000	1,000	1,000
Total stock-based compensation	$58,230	$58,057	$50,827

SPRINKLR, INC.
Notes to Consolidated Financial Statements

	Year Ended January 31,
(in thousands)	2024	2023	2022
Stock options (3)	$15,125	$23,454	$36,385
Performance-based stock units (4)	(296)	(55)	897
Restricted stock units (3)	38,684	24,963	3,196
Employee stock purchase plan	3,717	8,695	6,142
Deferred stock compensation plan	—	—	3,206
Total stock-based compensation	$57,230	$57,057	$49,827
(1) Expense associated with equity-classified awards includes $3.7 million, $8.6 million and $6.1 million of ESPP expense recognized during the years ended January 31, 2024, 2023 and 2022, respectively.
(2) Non-employee grant recorded over five years, representing the same period and in the same manner as if the grantor had paid cash for the services instead of paying with or using the share-based payment award.
(3) Stock-based compensation for the year ended January 31, 2022 includes the acceleration of the expense recognized upon the effectiveness of the Company’s registration statement for the Chief Executive Officer’s performance-based stock options. Similarly, the acceleration of the expense for performance-based RSUs upon the effectiveness of the Company’s registration statement is captured within the stock-based compensation for RSUs for the year ended January 31, 2022.
(4) The stock-based compensation for performance-based stock units during the year ended January 31, 2023 includes the impact of stock-based compensation modifications.
As of January 31, 2024, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, was as follows:

	January 31, 2024
(in thousands)	Unrecognized Expense	Weighted Average Expense Recognition Period (in years)
Stock options	$15,701	1.9
Performance share units	$361	2.0
Restricted stock units	$81,560	2.7
ESPP	$2,875	0.9

13. Net Income (Loss) Per Share
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
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted net income (loss) per share is calculated by giving effect to all potential dilutive common stock equivalents, which includes stock options, restricted stock units and other awards. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended January 31,
(in thousands, except per share data)	2024	2023	2022
Net income (loss) per share – basic:
Numerator:
Net income (loss)	$51,403	$(55,742)	$(111,470)
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	269,974	259,530	195,020
Net income (loss) per common share, basic	$0.19	$(0.21)	$(0.57)
Net income (loss) per share - diluted:
Numerator:
Net income (loss)	$51,403	$(55,742)	$(111,470)
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	269,974	259,530	195,020
Weighted-average effect of diluted securities:
Stock options	11,749	—	—
Restricted stock units	4,783	—	—
Common stock warrants	587	—	—
Weighted-average shares outstanding used in computing net income (loss) per share, diluted	287,093	259,530	195,020
Net income (loss) per common share, diluted	$0.18	$(0.21)	$(0.57)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Stock options	$2,595	$33,049	$44,355
PSUs and other performance-based awards	780	1,450	3,175
RSUs	415	9,400	1,730
ESPP	91	168	242
Warrants to purchase common stock	—	2,500	2,500
Total shares excluded from net income (loss) per share	$3,881	$46,567	$52,002

14. Income Taxes
The domestic and foreign component of the income (loss) before provision for income taxes was as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Domestic	$32,033	$(70,072)	$(123,956)
Foreign	28,489	22,604	19,402
Total	$60,522	$(47,468)	$(104,554)

SPRINKLR, INC.
Notes to Consolidated Financial Statements

The provision for income taxes consisted of the following:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Current tax provision:
Federal	$—	$—	$—
State	207	69	67
Foreign	11,788	8,039	6,987
Total current tax provision	$11,995	$8,108	$7,054
Deferred tax expense (benefit):
Federal	$94	$92	$88
State	108	142	92
Foreign	(3,078)	(68)	(318)
Total deferred tax expense (benefit)	(2,876)	166	(138)
Total provision for income taxes	$9,119	$8,274	$6,916

SPRINKLR, INC.
Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate was as follows:

	Year Ended January 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of U.S. federal benefit	2.4	2.2	2.8
Foreign taxes in excess of the U.S. rate differential	1.6	(3.7)	1.4
Foreign withholding taxes	6.1	(1.8)	(3.2)
Non-deductible expenses	16.6	(14.0)	(8.7)
Changes in valuation allowance	(31.3)	(15.9)	(23.9)
Excess tax benefits related to shared based compensation	(3.6)	4.4	4.8
Global Intangible Low Taxed Income (GILTI) inclusion	0.3	(12.7)	—
Other	2.0	3.1	(0.8)
Effective tax rate	15.1%	(17.4)%	(6.6)%
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	January 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforward	$112,671	$120,438
Accrued compensation	1,866	1,252
Accrued commissions	1,406	976
Depreciation and amortization	882	749
Allowance for doubtful accounts	1,294	775
Deferred revenue	337	1,308
Stock-based compensation	4,962	11,340
Lease liabilities	1,731	2,190
Other	—	6
Total deferred tax assets	125,149	139,034
Less valuation allowance	(86,203)	(105,500)
Deferred tax assets, net of valuation allowance	38,946	33,534
Deferred tax liabilities
Depreciation and amortization	(876)	(3,239)
Capitalized commission costs	(33,379)	(27,873)
Lease right-of-use	(1,525)	(2,376)
Other	(332)	(101)
Total deferred tax liabilities	(36,112)	(33,589)
Net deferred tax assets (liabilities)	$2,834	$(55)
At January 31, 2024, for U.S. federal income tax purposes, the Company had net operating loss carryforwards of approximately $420.8 million, which expire in fiscal 2032 through fiscal 2038. The U.S. federal net operating losses generated after fiscal 2019 do not expire and may be carried forward indefinitely. For U.S. states income tax purposes, the Company had net operating loss carryforwards of approximately $316.6 million, which expire in various years beginning from fiscal 2022 through fiscal 2042. For foreign income tax purposes, the Company had net operating loss carryforwards of approximately $12.2 million which expire beginning fiscal 2025.

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
The Company had a valuation allowance of $86.2 million and $105.5 million as of January 31, 2024 and 2023, respectively. The Company regularly evaluates the need for a valuation allowance against its deferred tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred tax assets will be realized. Based on the weight of the available evidence, which includes the Company’s historical operating losses, and lack of taxable income, the Company provided a valuation allowance against the deferred tax assets for the U.S. Following an assessment of the realizability of deferred tax assets in Brazil and Japan, the Company released its previously established valuation allowances on these assets, resulting in a $3.3 million tax benefit being recorded during the year ended January 31, 2024. In the current year, the Company achieved three years of cumulative pretax income along with the positive outlook of future earnings in the Brazil and Japan tax jurisdictions. As such, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that the Company will be able to utilize a portion of its deferred tax assets.
The Company has not recorded deferred income taxes and withholding taxes with respect to the undistributed earnings of its foreign subsidiaries as such earnings are determined to be reinvested indefinitely. If those earnings were repatriated, in the form of dividends or otherwise, the Company could be subject to U.S. income taxes and withholding taxes to the various foreign countries. As of January 31, 2024, the Company had $99.3 million of earnings indefinitely reinvested outside of the U.S. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the amount of tax associated with such unremitted earnings.
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
A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits for the year ended January 31, 2024:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Balance at beginning of period	$1,728	$1,539	$568
Tax positions taken during a prior year:
Gross increases	—	—	1,229
Gross decreases	—	(288)	(605)
Tax positions taken during the current year:
Gross increases	708	477	347
Balance at end of period	$2,436	$1,728	$1,539
The Company recognized immaterial amounts of interest and penalties related to income tax matters as a component of income tax expense during the years ended January 31, 2024, 2023, and 2022. In addition, the Company accrued immaterial amounts related to penalties and interest as of January 31, 2024 and 2023.
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

15. Geographic Information
The Company operates in one segment. The Company’s products and services are sold throughout the world. The Company’s CODM is the chief executive officer. The CODM makes operating performance assessment and resource allocation decisions on a global basis. The CODM does not receive discrete financial information about asset allocation, expense allocation or profitability by product or geography.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Americas	$435,315	$397,616	$312,927
EMEA	237,875	176,777	138,553
Other	59,170	43,797	40,914
	$732,360	$618,190	$492,394
The United States was the only country that represented more than 10% of the Company's revenues, comprising of $407.2 million, $373.1 million and $293.1 million in the years ended January 31, 2024, 2023 and 2022, respectively.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of January 31, 2024 and 2023, long lived assets by geographic region were as follows:

	January 31,
(in thousands)	2024	2023
Americas (1)	$22,653	$18,199
EMEA	3,854	1,051
Other	5,669	3,635
	$32,176	$22,885
(1) Includes $22.5 million and $18.0 million of fixed assets held in the United States at January 31, 2024 and 2023, respectively.

16. Related Parties
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, our Founder, Chairman and Chief Executive Officer, in connection with the provision of digital training services to the Company’s employees and certain Sprinklr customers. The Company paid approximately $0.2 million, nil, and $0.1 million to Lyearn in connection with the digital training services provided to employees for the year ended January 31, 2024, 2023, and 2022, respectively. The Company paid approximately $0.1 million, $0.1 million, and nil to Lyearn in connection with the digital training services provided to a customer for the year ended January 31, 2024, 2023, and 2022, respectively.
The Company recognized expenses of $0.2 million during each of the years ended January 31, 2024, 2023, and 2022. As of January 31, 2024 and January 31, 2023, the Company had outstanding payables of $0.2 million and $0.4 million, respectively, related to the arrangements.
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

17. Employee Benefit Plans
The Company provides benefit plans for its employees in the United States. The Sprinklr 401(k) Plan is available to all eligible employees on the Company’s U.S. payroll who are automatically enrolled for pre-tax deferrals on the first pay date after satisfying the eligibility requirements. The Sprinklr 401(k) Plan is qualified under Section 401(k) of the Internal Revenue Code and provides employees with tax-deferred and after-tax salary deductions, up to a maximum allowable limit, and alternative investment options. Employees may contribute up to the lesser of 100% of their eligible compensation or the statutory prescribed annual limit. For the 2021 plan year, the Company made a matching contribution equal to 50% of a participant’s deferral up to 4% of such person’s compensation (a maximum of 2% of compensation), subject to a $500 maximum. Starting in 2022, the Company now makes a matching contribution equal to 30% of a participant’s eligible compensation up to the first 4% of such person’s elected deferral.
The Company’s defined contribution plan in the United Kingdom is available to all employees on the Company’s U.K. payroll in accordance with the U.K. government regulations. Under this plan, employees can defer a percentage of their paycheck to a tax-deferred account. The Company contributes as per the local statutory regulations.
The amounts the Company contributed to defined contribution plans were immaterial during fiscal years ended January 31, 2024, 2023 and 2022.

18. Subsequent events
On March 26, 2024, the Company’s board of directors approved an additional $100 million of repurchases under the 2024 Share Repurchase Program.

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
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2024. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13-a-15(f) and 15d-15(f) of the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Our management, with the participation of the CEO and CFO, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2024 using the Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2024.
Remediation of Previously Reported Material Weakness
To address the previously reported material weakness in internal control over financial reporting described in Part II, Item 9A of the Company’s Form 10-K filed with the SEC on April 3, 2023, the Company implemented new controls, as well as enhanced and revised the design of existing controls and procedures to properly manage and record commissions. During the fourth quarter of fiscal 2024, the Company successfully completed the testing necessary to conclude that the material weakness had been remediated.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.
Changes in Internal Control over Financial Reporting
Other than as discussed above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Insider Trading Arrangements
During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Arunkumar Pattabhiraman, Chief Marketing Officer	Termination(1)	January 12, 2024	X		188,119(2)	July 31, 2024
Arunkumar Pattabhiraman, Chief Marketing Officer	Adoption(1)	January 12, 2024	X		112,884(3)	July 31, 2024
Jacob Scott, General Counsel & Corporate Secretary	Adoption	January 12, 2024	X		108,026(4)	December 31, 2024
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on April 14, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as then in effect, under the Exchange Act.

(2) Included up to 164,745 shares subject to restricted stock units (“RSUs”) previously granted to Mr. Pattabhiraman that were to vest and be released to Mr. Pattabhiraman on or prior to June 15, 2024. The actual number of shares underlying such RSUs that were to be released to Mr. Pattabhiraman and sold under the Rule 10b5-1 trading arrangement was net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

(3) Includes up to 101,338 shares subject to RSUs previously granted to Mr. Pattabhiraman that will vest and be released to Mr. Pattabhiraman on or prior to June 15, 2024. The actual number of shares underlying such RSUs that will be released to Mr. Pattabhiraman and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

(4) Includes up to 84,275 shares subject to RSUs previously granted to Mr. Scott that will vest and be released to Mr. Scott on or prior to December 15, 2024. The actual number of shares underlying such RSUs that will be released to Mr. Scott and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Information About Our Directors
Information regarding our Directors required by this item will be contained in our 2024 Proxy Statement under the caption “Information Regarding Director Nominees and Continuing Directors,” and is hereby incorporated by reference.
Information About Our Executive Officers
Information regarding our Directors required by this item will be contained in our 2024 Proxy Statement under the caption “Executive Officers,” and is hereby incorporated by reference.
Identification of Audit Committee and Financial Experts
Information regarding our Audit Committee and Financial Experts required by this item will be contained in our 2024 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors,” and is hereby incorporated by reference.
Material Changes to Procedures for Recommending Directors
Information regarding our Procedures for Recommending Directors required by this item will be contained in our 2024 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors,” and is hereby incorporated by reference.
Code of Conduct and Ethics
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
Delinquent Section 16(a) Reports
Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2024 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” if any, and is hereby incorporated by reference.

Item 11. Executive Compensation
Information regarding our Executive Compensation required by this item will be contained in our 2024 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors—Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation" and “Director Compensation,” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Ownership of Securities
Information regarding our Ownership of Securities required by this item will be contained in our 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.
Equity Compensation Plan Information
Information regarding our Equity Compensation Plan required by this item will be contained in our 2024 Proxy Statement under the caption “Equity Compensation Plan Information,” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding Related Transactions and Director Independence required by this item will be contained in our 2024 Proxy Statement under the caption “Transactions with Related Persons,” and “Information Regarding the Board of Directors and Corporate Governance—Independence of Our Board of Directors,” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services
Information regarding Accounting Fees and Services required by this item will be contained in our 2024 Proxy Statement in Proposal 4 under the captions “—Principal Accountant Fees and Services” and “—Pre-Approval Policies and Procedures,” and is hereby incorporated by reference.

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

10.2#+
Sprinklr, Inc. Severance and Change in Control Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on December 6, 2023).

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

10.14#
Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on September 6, 2023).

10.15#+	Consulting Agreement, by and between the Registrant and Trac Pham, dated January 4, 2024.
10.16#
Amended and Restated Employment Agreement, by and between the Registrant and Ragy Thomas, dated June 11, 2021 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.17#
Employment Agreement, by and between the Registrant and Pavitar Singh, dated September 20, 2018, and as amended on August 28, 2019 (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

10.18#+
Employment Agreement, by and between Sprinklr Middle East and Pavitar Singh, dated February 2, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on September 6, 2023).

10.19#+
Separation Agreement, by and between Pavitar Singh and Sprinklr Middle East, dated September 22, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on December 6, 2023).

10.20#
Employment Agreement, by and between the Registrant and Diane Adams, dated January 25, 2018, and as amended on August 28, 2019 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.21#
Employment Agreement, by and between the Registrant and Manish Sarin, dated January 12, 2022. (incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-40528), filed with the Commission on April 11, 2022).

10.22#
Employment Agreement, by and between the Registrant and Arun Pattabhiraman, dated April 18, 2022 (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-40528), filed with the SEC on April 3, 2023).

10.23#
Employment Agreement, by and between the Registrant and Paul Ohls, dated September 28, 2022 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-40528), filed with the SEC on April 3, 2023).

10.24#+	Employment Agreement, by and between the Registrant and Jacob Scott, dated April 26, 2023.
10.25#+	Employment Agreement, by and between the Registrant and Scott Harvey, dated September 15, 2023.
10.26
Letter Agreement, by and between the Registrant and H&F Splash Holdings IX, L.P., dated October 7, 2020 (incorporated herein by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

21.1	List of Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Sprinklr, Inc. Incentive Compensation Recoupment Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
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

Sprinklr, Inc.

Date: March 28, 2024	By:	/s/ Ragy Thomas
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

Signature	Title	Date

/s/ RAGY THOMAS	Founder, Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2024
Ragy Thomas

/s/ MANISH SARIN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2024
Manish Sarin

/s/ NEERAJ AGRAWAL	Director	March 28, 2024
Neeraj Agrawal

/s/ EDWIN GILLIS	Director	March 28, 2024
Edwin Gillis

/s/ KEVIN HAVERTY	Director	March 28, 2024
Kevin Haverty

/s/ YVETTE KANOUFF	Director	March 28, 2024
Yvette Kanouff

/s/ TRAC PHAM	Director	March 28, 2024
Trac Pham

/s/ EILEEN SCHLOSS	Director	March 28, 2024
Eileen Schloss

/s/ TARIM WASIM	Director	March 28, 2024
Tarim Wasim