Form 10-Q
period 2024-04-30
Sprinklr, Inc.
filed 2024-06-05
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-40528

Sprinklr, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware
(State or other Jurisdiction of
Incorporation or organization)
441 9th Avenue, 12th Floor
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2024, the registrant had 148,652,353 shares of Class A common stock and 116,574,592 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

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
These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses and other operating results;
•our ability to acquire new customers and successfully engage new and existing customers;
•our ability to achieve and maintain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategies for our Unified Customer Experience Management (“Unified-CXM”) platform;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of global economic uncertainty, including as a result of increases in inflation rates, higher interest rates, recent bank closures, and the Russia-Ukraine and Israel-Hamas wars (including an escalation or geographical expansion of these conflicts) on our business, financial condition and share price;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	April 30, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$126,815	$164,024
Marketable securities	483,264	498,531
Accounts receivable, net of allowance of $6.2 million and $5.3 million, respectively	187,772	267,731
Prepaid expenses and other current assets	85,969	70,690
Total current assets	883,820	1,000,976
Property and equipment, net	32,758	32,176
Goodwill and other intangible assets	50,086	50,145
Operating lease right-of-use assets	48,604	31,058
Other non-current assets	108,840	108,755
Total assets	$1,124,108	$1,223,110

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$19,163	$34,691
Accrued expenses and other current liabilities	64,271	93,187
Operating lease liabilities, current	6,661	5,730
Deferred revenue	370,229	374,552
Total current liabilities	460,324	508,160
Deferred revenue, non-current	710	506
Deferred tax liability, non-current	1,474	1,474
Operating lease liabilities, non-current	44,932	27,562
Other liabilities, non-current	5,737	5,704
Total liabilities	513,177	543,406
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 151,438,417 and 151,136,870 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	4	4
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 116,675,616 and 122,128,581 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively	4	4
Treasury stock, at cost, 14,130,784 and 14,130,784 shares as of April 30, 2024 and January 31, 2024, respectively	(23,831)	(23,831)
Additional paid-in capital	1,205,948	1,182,150
Accumulated other comprehensive loss	(5,224)	(3,836)
Accumulated deficit	(565,970)	(474,787)
Total stockholders’ equity	610,931	679,704
Total liabilities and stockholders’ equity	$1,124,108	$1,223,110
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Revenue:
Subscription	$177,363	$157,665
Professional services	18,595	15,698
Total revenue	195,958	173,363
Costs of revenue:
Costs of subscription	32,570	27,476
Costs of professional services	18,555	14,461
Total costs of revenue	51,125	41,937
Gross profit	144,833	131,426
Operating expense:
Research and development	22,539	20,761
Sales and marketing	87,484	89,202
General and administrative	29,101	24,656
Total operating expense	139,124	134,619
Operating income (loss)	5,709	(3,193)
Other income, net	7,500	4,759
Income before provision (benefit) for income taxes	13,209	1,566
Provision (benefit) for income taxes	2,575	(1,242)
Net income	$10,634	$2,808
Net income per share, basic	$0.04	$0.01
Weighted average shares used in computing net income per share, basic	271,664	265,584
Net income per share, diluted	$0.04	$0.01
Weighted average shares used in computing net income per share, diluted	284,032	281,344
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Net income	$10,634	$2,808
Foreign currency translation adjustments	(594)	195
Unrealized (losses) gains on investments, net of tax	(794)	95
Total comprehensive income, net of tax	$9,246	$3,098
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2024	273,265	$8	$1,182,150	14,131	$(23,831)	$(3,836)	$(474,787)	$679,704
Stock-based compensation - equity classified awards	—	—	14,156	—	—	—	—	14,156
Exercise of stock options and vesting of restricted stock units	3,189	—	9,642	—	—	—	—	9,642
Common stock repurchased and retired, including accrued excise tax	(8,340)	—	—	—	—	—	(101,817)	(101,817)
Other comprehensive loss	—	—	—	—	—	(1,388)	—	(1,388)
Net income	—	—	—	—	—	—	10,634	10,634
Balance at April 30, 2024	268,114	$8	$1,205,948	14,131	$(23,831)	$(5,224)	$(565,970)	$610,931

Balance at January 31, 2023	263,741	$9	$1,074,149	14,131	$(23,831)	$(4,384)	$(496,611)	$549,332
Stock-based compensation - equity classified awards	—	—	13,730	—	—	—	—	13,730
Exercise of stock options and vesting of restricted stock units	3,790	—	12,692	—	—	—	—	12,692
Other comprehensive income	—	—	—	—	—	290	—	290
Net income	—	—	—	—	—	—	2,808	2,808
Balance at April 30, 2023	267,531	$9	$1,100,571	14,131	$(23,831)	$(4,094)	$(493,803)	$578,852
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Cash flow from operating activities:
Net income	$10,634	$2,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,508	3,519
Bad debt expense	1,038	159
Stock-based compensation, net of amounts capitalized	13,855	13,310
Non-cash lease expense	1,949	907
Deferred income taxes	(339)	(3,323)
Net amortization/accretion on marketable securities	(4,452)	(3,592)
Other non-cash items, net	79	—
Changes in operating assets and liabilities:
Accounts receivable	78,646	28,138
Prepaid expenses and other current assets	(15,824)	8,379
Other non-current assets	1,011	(171)
Accounts payable	(15,103)	(8,199)
Operating lease liabilities	(1,557)	(884)
Accrued expenses and other current liabilities	(29,125)	(20,149)
Deferred revenue	(3,665)	(2,729)
Other liabilities	57	387
Net cash provided by operating activities	41,712	18,560
Cash flow from Investing activities:
Purchases of marketable securities	(134,172)	(102,468)
Proceeds from sales and maturities of marketable securities	153,097	78,199
Purchases of property and equipment	(2,545)	(1,625)
Capitalized internal-use software	(2,977)	(2,683)
Net cash provided by (used in) investing activities	13,403	(28,577)
Cash flow from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	9,642	12,692
Payments for repurchase of Class A common shares	(99,984)	—
Net cash (used in) provided by financing activities	(90,342)	12,692
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(1,231)	(196)
Net change in cash, cash equivalents and restricted cash	(36,458)	2,479
Cash, cash equivalents and restricted cash at beginning of period	172,429	188,387
Cash, cash equivalents and restricted cash at end of period	$135,971	$190,866

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1,656	$1,225

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$19,676	$781
Accrued purchases of property and equipment	$1,046	$613
Stock-based compensation expense capitalized in internal-use software	$551	$670
Accrued for share repurchases, including excise tax	$4,728	$—
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization and Description of Business
Description of Business
Founded in 2009, Sprinklr, Inc. (“Sprinklr” or the “Company”) provides enterprise cloud software products that enable organizations to do marketing, advertising, research, care, sales and engagement across modern channels including social, messaging, chat and text through its Unified Customer Experience Management (“ Unified CXM”) software platform.
The Company was incorporated in Delaware in 2011 and is headquartered in New York, New York, USA with 20 operating subsidiaries globally.

2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2024, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2024 are not necessarily indicative of the results to be expected for the year ending January 31, 2025 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended January 31, 2024 in the Company’s Annual Report on Form 10-K (the “2024 10-K”) filed with the SEC on March 29, 2024.
There have been no material changes in the significant accounting policies as described in the Company’s consolidated financial statements for the fiscal year ended January 31, 2024 included in the 2024 10-K.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, revenue recognition, fair value assumptions for stock-based compensation, software costs eligible for capitalization and the allowance on the Company’s accounts receivable. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and on assumptions that it believes are reasonable and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Segments
The Company operates in one operating segment because the Company’s offerings operate on its single Customer Experience Management Platform, the Company’s products are deployed in a similar way, and the Company’s chief operating decision maker (“CODM”), the chief executive officer, evaluates the Company’s financial information and assesses the performance of the Company on a consolidated basis. The CODM does not receive discrete financial information about asset allocation, expense allocation, or profitability by product or geography. Because the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.
Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows:

(in thousands)	April 30, 2024	January 31, 2024
Cash and cash equivalents	$126,815	$164,024
Restricted cash included in prepaid expenses and other current assets(1)	1,330	1,494
Restricted cash included in other non-current assets(2)	7,826	6,911
Total cash, cash equivalents and restricted cash	$135,971	$172,429
(1)Consists primarily of cash that is restricted and is associated with certain credit card programs.
(2)Consists primarily of collateral for letters of credit issued in lieu of deposits on certain leases and customer contracts, as well as security deposits in lieu of letters of credit for customer contracts.
Accounts Receivable and Allowance
Changes in the allowance account for the periods presented were as follows:

	Three Months Ended April 30,
(in thousands)	2024	2023
Allowance, beginning of period	$5,267	$3,156
(Write-offs) recovery of uncollectible accounts	(73)	137
Provision for (recovery of) expected credit losses	1,044	(155)
Allowance, end of period	$6,238	$3,138
Concentration of Risk and Significant Customers
The Company’s financial instruments that are potentially subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits generally exceed federally insured limits.
To manage credit risk related to accounts receivable, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors, including customers’ credit risk and historical loss experience. The Company’s accounts receivable at April 30, 2024 are derived from invoiced customers located primarily in North America and Asia.
No single customer accounted for more than 10% of total revenue during the three months ended April 30, 2024 and 2023.
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
Capitalized costs to obtain customer contracts as of April 30, 2024 were $132.2 million, of which $39.5 million is included in prepaid expenses and other current assets and $92.7 million within other non-current assets. Capitalized costs to obtain customer contracts as of January 31, 2024 were $135.8 million, of which $42.5 million is included in prepaid expenses and other current assets and $93.4 million within other non-current assets.
During the three months ended April 30, 2024 and 2023, the Company amortized $12.1 million and $12.0 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
Deferred Revenue
Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. The Company recognized revenue of $161.7 million and $140.9 million for the three months ended April 30, 2024, and 2023, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. At April 30, 2024 and January 31, 2024, contract assets were $4.0 million and $4.3 million, respectively, and were included in prepaid expenses and other current assets.
Remaining Performance Obligation
Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. As of April 30, 2024, the Company’s RPO was $922.5 million, approximately $570.4 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform:

	Three Months Ended April 30,
(in thousands)	2024	2023
Americas	$115,268	$105,642
EMEA	65,911	54,220
Other	14,779	13,501
Total revenue	$195,958	$173,363
The United States was the only country that represented more than 10% of the Company’s revenues, comprising $107.0 million and $98.1 million during the three months ended April 30, 2024 and 2023, respectively.

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets:

	April 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$95,301	$14	$(72)	$95,243
Municipal bonds	995	—	(1)	994
U.S. government and agency securities	158,542	—	(254)	158,288
Certificates of deposit	64,129	18	(35)	64,112
Commercial paper	164,739	19	(131)	164,627
Marketable securities	$483,706	$51	$(493)	$483,264

	January 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$98,642	$71	$(10)	$98,703
Municipal bonds	982	3	—	985
U.S. government and agency securities	185,464	140	(33)	185,571
Certificates of deposit	46,496	48	(1)	46,543
Commercial paper	166,595	155	(21)	166,729
Marketable securities	$498,179	$417	$(65)	$498,531
As of April 30, 2024 and January 31, 2024, the maturities of available-for-sale marketable securities did not exceed 12 months. Interest income from cash and cash equivalents and marketable securities was $8.3 million and $6.0 million for the three months ended April 30, 2024 and 2023, respectively.
There were 137 and 64 debt securities in an unrealized loss position as of April 30, 2024 and January 31, 2024, respectively. The estimated fair value of these debt securities, for which an allowance for credit losses has not been recorded, was $357.6 million and $178.7 million as of April 30, 2024 and January 31, 2024, respectively. There were no expected credit losses recorded against the Company’s investment securities as of April 30, 2024 and January 31, 2024.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Refer to Note 5, Fair Value Measurements, for information about the fair value of the Company’s fair value hierarchy for short-term marketable securities.

5. Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of April 30, 2024 and January 31, 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	April 30, 2024			January 31, 2024
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash Equivalents:
Money market funds	$41,634	$—	$41,634	$52,647	$—	$52,647
U.S. government and agency securities	—	2,632	2,632	—	—	—
Marketable Securities:
Corporate bonds	—	95,243	95,243	—	98,703	98,703
Municipal bonds	—	994	994	—	985	985
U.S. government and agency securities	—	158,288	158,288	—	185,571	185,571
Certificates of deposit	—	64,112	64,112	—	46,543	46,543
Commercial paper	—	164,627	164,627	—	166,729	166,729
Total financial assets	$41,634	$485,896	$527,530	$52,647	$498,531	$551,178
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
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. government and agency securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities, as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of April 30, 2024 and January 31, 2024, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 30, 2024, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of April 30, 2024 and January 31, 2024, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	April 30, 2024	January 31, 2024
Prepaid hosting and data costs	$20,912	$1,673
Prepaid software costs	6,564	4,854
Prepaid marketing	1,444	1,208
Capitalized commissions costs, current portion	39,476	42,486
Contract assets	4,007	4,326
Security deposits, short-term	1,858	1,923
Taxes recoverable	3,409	3,561
Restricted cash	1,330	1,494
Employee advances	1,511	2,614
Other	5,458	6,551
Prepaid expenses and other current assets	$85,969	$70,690
Depreciation and Amortization Expense
Depreciation and amortization expense consisted of the following:

	Three Months Ended April 30,
(in thousands)	2024	2023
Depreciation and amortization expense	$1,605	$1,491
Amortization expense for capitalized internal-use software	$2,903	$2,028
The Company capitalized internal-use software costs, including stock-based compensation, of $3.5 million and $3.4 million for the three months ended April 30, 2024 and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 30, 2024	January 31, 2024
Bonuses	$7,604	$23,314
Commissions	5,106	18,502
Employee liabilities (1)	18,974	19,019
Purchased media costs (2)	1,193	1,683
Accrued sales and use tax liability	8,706	8,522
Accrued income taxes	5,675	4,529
Accrued deferred contract credits	1,821	2,204
Vendor and travel costs payable	2,509	4,160
Professional services	1,282	1,142
Asset retirement obligation	395	400
Withholding taxes payable	1,168	944
Other	9,838	8,768
Accrued expenses and other current liabilities	$64,271	$93,187
(1) Includes $3.2 million and $1.4 million of accrued employee contributions under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) at April 30, 2024 and January 31, 2024, respectively.
(2) Purchased media costs consist of amounts owed to the Company’s vendors for the purchase of advertising space on behalf of its customers.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
7. Leases
The Company has leases for corporate offices under non-cancelable operating leases with various expiration dates. The Company did not have any finance leases during the three months ended April 30, 2024 and 2023.
On August 2, 2023, the Company entered into a 10-year operating lease agreement for a new corporate headquarters located in New York, NY. The Company has the option to extend the term for 60 months, which is not included in our right-of-use (“ROU”) assets and lease liabilities as the lease renewal is not reasonably certain to be exercised. The lease commenced on April 29, 2024 with payments beginning in December 2024.
The components of lease expense were as follows:

	Three Months Ended April 30,
(in thousands)	2024	2023
Operating lease cost	$2,862	$2,395
Variable lease cost	329	302
Short-term lease cost	142	207
Total lease cost	$3,333	$2,904

The weighted average remaining lease term and discount rate were as follows:

	April 30, 2024	January 31, 2024
Weighted average remaining lease term (years)	7.67	6.20
Weighted average discount rate	8.99%	10.11%
The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, were as follows:

(in thousands)	April 30, 2024
Fiscal year ended January 31, 2025 (remaining nine months)	$7,951
2026	10,205
2027	9,657
2028	8,191
2029	7,263
2030	1,540
Thereafter	27,769
Total minimum lease payments	72,576
Less: imputed interest	(20,983)
Total	$51,593

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
8. Commitments and Contingencies
Letters of Credit
In April 2023, the Company terminated its credit facility with Silicon Valley Bank (“SVB”), while keeping its existing letters of credit in lieu of deposits on certain leases. As the Company no longer has a credit facility with SVB, it was required to collateralize these letters of credit with cash, totaling approximately $1.3 million outstanding as of April 30, 2024 and January 31, 2024, which the Company has therefore classified within restricted cash. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.
During 2023, the Company entered into cash collateral agreements with J.P. Morgan Bank in lieu of a letter of credit facility, through which approximately $6.4 million and $5.4 million is outstanding as of April 30, 2024 and January 31, 2024, respectively. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. At April 30, 2024, the Company had no provision for liability under existing litigation.
Other Contractual Commitments
Other contractual commitments consist primarily of non-cancelable minimum guaranteed purchase commitments for various data, hosting and software services. During the three months ended April 30, 2024, the lease for the new corporate headquarters located in New York, NY commenced, which impacts the Company’s cash requirements. See Note 7 Leases for additional information. There were no other significant changes in the Company’s material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the 2024 10-K.

9. Stockholders’ Equity
On January 4, 2024, the Company announced that its board of directors authorized and approved a share repurchase plan (the “2024 Share Repurchase Program”), which authorizes the Company to periodically repurchase up to $100 million of its Class A common stock through December 31, 2024. On March 26, 2024, the Company’s board of directors approved an additional $100 million of repurchases under the 2024 Share Repurchase Program. Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or negotiated off market purchases effected pursuant to a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
During the three months ended April 30, 2024 the Company repurchased 8,340,641 shares of its Class A common stock for a cost of $101.2 million including commissions. All of the Company’s repurchases are subject to a one percent excise tax enacted by the Inflation Reduction Act of 2022 (the “IRA”). The Company also accrued excise taxes of $0.6 million as part of the cost basis of shares acquired in its consolidated statement of stockholders’ equity during the three months ended April 30, 2024. All of the shares repurchased have been retired. As of April 30, 2024, the remaining amount authorized for share repurchase under the 2024 Share Repurchase Program was $69.4 million. Between May 1, 2024 and May 31, 2024, the Company purchased an additional 3,290,257 shares of its Class A common stock for a cost of $40.1 million including commissions.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
10. Stock-Based Compensation
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
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the three months ended April 30, 2024 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
	(in thousands)		(in years)
Outstanding as of January 31, 2024	23,267	$6.66	5.9
Exercised	(1,772)	5.46
Forfeited	(274)	10.61
Outstanding as of April 30, 2024	21,221	$6.71	5.7

Exercisable as of April 30, 2024	18,635	$6.08	5.5
Vested and expected to vest as of April 30, 2024	20,994	$6.68	5.7
Summary of Restricted Stock Unit Activity
A summary of the Company’s RSU activity for the three months ended April 30, 2024 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2024	9,259	$12.61
Granted	4,872	12.34
Released	(1,417)	12.66
Forfeited	(1,236)	11.99
Outstanding as of April 30, 2024	11,478	$12.55
Performance-Based Stock Units
As of April 30, 2024, the Company had 780,000 PSUs outstanding. These awards vest over a five-year period if certain performance and market conditions are met. The performance condition was met in June 2021 and the market conditions have not yet been met as of April 30, 2024. If the market conditions are not met on or prior to January 28, 2026, the associated awards will not vest and will be subsequently cancelled.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows:

	Three Months Ended April 30,
(in thousands)	2024	2023
Costs of subscription	$283	$300
Costs of professional services	317	403
Research and development	2,574	3,067
Sales and marketing	5,604	5,955
General and administrative	5,077	3,585
Stock-based compensation, net of amounts capitalized	13,855	13,310
Capitalized stock-based compensation	551	670
Total stock-based compensation	$14,406	$13,980

11. Net Income Per Share
The Company has two classes of common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net income per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
Basic net income per share is computed by dividing net income attributable to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted net income per share is calculated by giving effect to all potential dilutive common stock equivalents, which includes stock options, restricted stock units and other awards.
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended April 30,
(in thousands, except per share data)	2024	2023
Net income per share – basic:
Numerator:
Net income	$10,634	$2,808
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	271,664	265,584
Net income per common share, basic	$0.04	$0.01
Net income per share – diluted:
Numerator:
Net income	$10,634	$2,808
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	271,664	265,584
Weighted-average effect of diluted securities:
Stock options	8,523	12,339
RSUs	3,334	3,115
Common stock warrants	511	306
Weighted-average shares outstanding used in computing net income per share, diluted	284,032	281,344
Net income per common share, diluted	$0.04	$0.01

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended April 30,
(in thousands)	2024	2023
Stock options	2,436	7,467
PSUs	780	3,649
RSUs	1,003	769
ESPP	24	298
Total shares excluded from net income per share	4,243	12,183

12. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended April 30, 2024 and 2023, the Company recorded an income tax provision of $2.6 million and benefit of $1.2 million, respectively.
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
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence. As of April 30, 2024, the Company continues to maintain a full valuation allowance against the deferred tax assets of the U.S. entity only.
The IRA was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a new one percent excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and other items. At this time, none of the IRA tax provisions are expected to have a material impact to the Company’s fiscal year 2025 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IRA to determine whether any adjustments are needed to the Company’s tax provision in future periods.

13. Restructuring Charges
In February 2023, the Company implemented an approved plan for restructuring its global workforce by approximately 4% to reduce operating costs and better align its workforce with the needs of its business. The majority of the associated costs, including severance and benefits, were incurred in the first half of fiscal year 2024. For the three months ended April 30, 2023, the Company incurred a total of $5.2 million in restructuring costs of which $5.0 million and $0.2 million are recorded within sales and marketing expense and general and administrative expense, respectively, on the Company’s condensed consolidated statement of operations. As of January 31, 2024, all restructuring costs had been paid.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
14. Related Party Transactions
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, our Founder, Chairman and Chief Executive Officer, in connection with the provision of digital training services to the Company’s employees and certain Sprinklr customers. The Company paid approximately $0.1 million and $0.2 million to Lyearn in connection with the digital training services provided to employees during the three months ended April 30, 2024 and 2023, respectively. The Company made no payments to Lyearn in connection with the digital training services provided to a customer during each of the three months ended April 30, 2024 and 2023.
The Company recognized immaterial expenses during each of the three months ended April 30, 2024 and 2023. As of April 30, 2024 and January 31, 2024, the Company had outstanding payables of $0.2 million and $0.2 million, respectively, related to the arrangements.
With regard to the development of certain human productivity features for the Company, the Company is leveraging its collaborative relationship with Lyearn to serve Company imperatives in the areas of employee assessment, goal-setting, and activity measurement against goals, and other employee feedback and assessment, to assist and accelerate the Company’s efforts to identify the optimal tools and processes that will be deployed long-term to meet these business imperatives. These collaborative services are provided to the Company by Lyearn at no cost.
This related party transaction has been reviewed and approved by the audit committee of the Company’s board of directors.

15. Subsequent Events
On June 3, 2024, the Company’s board of directors approved an additional $100 million of repurchases under the 2024 Share Repurchase Program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (the “2024 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 80 countries, and our AI powered CXM platform recognizes over 150 languages. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of April 30, 2024, we had 138 large customers, compared to 115 as of April 30, 2023.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. As of April 30, 2024, our RPO expected to be recognized as revenue was $922.5 million and our cRPO was $570.4 million.
Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes subscription revenue from new customers. Our NDE, on a trailing 12-month basis, was 114.6% and 122.2% for the 12-month periods ending April 30, 2024 and 2023, respectively. The decrease year-over-year was driven by a combination of elevated churn exacerbated by the current macroeconomic environment.

Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates, recent bank closures, and the Russia-Ukraine and Israel-Hamas wars (including an escalation or geographical expansion of these conflicts), have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. While we have experienced growing inflationary pressures on the cost of wages, rent and data, the net result of inflationary impacts and our efforts to mitigate these impacts have not been material to us during the periods included in this report.
The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors” included in Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the 2024 10-K.

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
Our gross margin on subscription revenue is significantly higher than our gross margin on professional services revenue, and as a result our gross margin may vary from period to period if our mix of revenue or costs of revenue fluctuates. In addition, because personnel-related expenses represent the largest component in costs of professional services revenue, we may experience changes in our professional services gross margin due to the timing of delivery of those services. We expect that our gross margin may vary from period to period.

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
Sales and Marketing Expense
Sales and marketing expense consists primarily of personnel-related expenses for our sales and marketing organization, professional fees, software costs, advertising, marketing, promotional and brand awareness activities, travel expenses and allocated overhead expense, including facilities costs. Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit. We expect sales and marketing expense to generally increase in absolute dollars as we continue to drive the growth of our business. We continue to optimize our sales and marketing expense and seek efficiencies in our investments.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2024	2023
Revenue:
Subscription	$177,363	$157,665
Professional services	18,595	15,698
Total revenue	195,958	173,363
Costs of revenue:
Costs of subscription (1)	32,570	27,476
Costs of professional services (1)	18,555	14,461
Total costs of revenue	51,125	41,937
Gross profit	144,833	131,426
Operating expense:
Research and development (1)	22,539	20,761
Sales and marketing (1)	87,484	89,202
General and administrative (1)	29,101	24,656
Total operating expense	139,124	134,619
Operating income (loss)	5,709	(3,193)
Other income, net	7,500	4,759
Income before provision (benefit) for income taxes	13,209	1,566
Provision (benefit) for income taxes	2,575	(1,242)
Net income	$10,634	$2,808
(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended April 30,
(in thousands)	2024	2023
Costs of subscription	$283	$300
Costs of professional services	317	403
Research and development	2,574	3,067
Sales and marketing	5,604	5,955
General and administrative	5,077	3,585
Stock-based compensation expense, net of amounts capitalized	$13,855	$13,310

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue (1):

	Three Months Ended April 30,
	2024	2023
Revenue:
Subscription	91%	91%
Professional services	9%	9%
Total revenue	100%	100%
Costs of revenue:
Costs of subscription	17%	16%
Costs of professional services	9%	8%
Total costs of revenue	26%	24%
Operating expense:
Research and development	12%	12%
Sales and marketing	45%	51%
General and administrative	15%	14%
Total operating expense	71%	78%
Operating income (loss)	3%	(2)%
Other income, net	4%	3%
Income before provision (benefit) for income taxes	7%	1%
Provision (benefit) for income taxes	1%	(1)%
Net income	5%	2%
(1) Totals may not foot due to rounding

Comparison of the Three Months Ended April 30, 2024 and 2023
Revenue

	Three Months Ended April 30,
(in thousands)	2024	2023	$ Change	% Change
Subscription	$177,363	$157,665	$19,698	12%
Professional services	18,595	15,698	2,897	18%
Total revenue	$195,958	$173,363	$22,595	13%
The increase in subscription revenue was primarily due to (i) an increase in revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform and (ii) an increase in demand for our solutions from new customers.
The increase in professional services revenue was primarily due to increased managed services and implementations performed in the three months ended April 30, 2024 compared to the prior year period.
Costs of Revenue and Gross Margin

	Three Months Ended April 30,
(in thousands)	2024	2023	$ Change	% Change
Costs of subscription revenue	$32,570	$27,476	$5,094	19%
Costs of professional services revenue	18,555	14,461	4,094	28%
Total costs of revenue	$51,125	$41,937	$9,188	22%
Gross margin - subscription	82%	83%
Gross margin - professional services	0%	8%
The increase in costs of subscription revenue was primarily due to (i) higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a $3.6 million increase in our data and hosting costs and (ii) a $0.9 million increase in the amortization of capitalized research and development costs.
The increase in costs of professional services revenue was partially due to (i) a $2.3 million increase in subcontractor costs and (ii) higher personnel-related costs of $1.6 million as a result of increased headcount.
Gross margin for subscription decreased by 1 percentage point, primarily driven by increased costs associated with third-party cloud infrastructure and data. Gross margin for professional services decreased by 8 percentage points as we increased our investment in Contact Center as a Service (“CCaaS”) service delivery personnel in the first quarter of fiscal year 2025 to support future growth in our CCaaS solution.
Research and Development Expense

	Three Months Ended April 30,
(in thousands)	2024	2023	$ Change	% Change
Research and development	$22,539	$20,761	$1,778	9%
% of revenue	12%	12%
The increase in research and development expense was primarily due to (i) a $0.7 million increase in research and development personnel costs resulting from an increase in headcount of research and development employees as we continue to add to and enhance our product, (ii) a $0.5 million increase in rent and facilities-related costs and (iii) an increase in recruiting costs of $0.3 million.
Sales and Marketing Expense

	Three Months Ended April 30,
(in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$87,484	$89,202	$(1,718)	(2)%
% of revenue	45%	51%
The decrease in sales and marketing expense was primarily due to the net impact of (i) a $5.0 million decrease in restructuring costs as we restructured our global workforce during the three months ended April 30, 2023, (ii) an increase in personnel costs of $1.9 million as a result of higher headcount and (iii) an increase of $0.8 million as a result of higher marketing related expenses.

General and Administrative Expense

	Three Months Ended April 30,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$29,101	$24,656	$4,445	18%
% of revenue	15%	14%
The increase in general and administrative expense was primarily due to a $3.1 million increase associated with personnel-related costs driven by higher general and administrative headcount as well as increased stock compensation expense, primarily related to new grants during fiscal year 2025.

	Three Months Ended April 30,
(in thousands)	2024	2023	$ Change	% Change
Other income, net	$7,500	$4,759	$2,741	58%
% of revenue	4%	3%
The increase in other income, net was primarily attributable to a $2.3 million increase in interest income from our money market and short-term investment accounts as a result of higher interest rates and higher average balances in our money market and short-term investment accounts.
Provision (Benefit) for Income Taxes

	Three Months Ended April 30,
(in thousands)	2024	2023	$ Change	% Change
Provision (benefit) for income taxes	$2,575	$(1,242)	$3,817	(307)%
% of revenue	1%	(1)%
The change in the tax provision (benefit) for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 was primarily related to a $3.3 million release of valuation allowance in certain foreign subsidiaries during the three months ended April 30, 2023.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe that the following non-GAAP financial measures associated with our condensed consolidated statements of operations are useful in evaluating our operating performance:
•Non-GAAP gross profit and non-GAAP gross margin;
•Non-GAAP operating income and non-GAAP operating margin; and
•Non-GAAP net income and non-GAAP net income per share.
We define these non-GAAP financial measures as the respective U.S. GAAP measures, excluding, as applicable, stock-based compensation expense and related charges and amortization of acquired intangible assets. We believe that it is useful to exclude stock-based compensation expense-related charges and amortization of acquired intangible assets in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies over multiple periods.
In addition, we believe that free cash flow is also a useful non-GAAP financial measure. Free cash flow is defined as net cash provided by operating activities less cash used for purchases of property and equipment and capitalized internal-use software. We believe that free cash flow is a useful indicator of liquidity as it measures our ability to generate cash, or our need to access additional sources of cash, to fund operations and investments. We expect our free cash flow to fluctuate in future periods with changes in our operating expenses and as we continue to invest in our growth. We typically experience higher billings in the fourth quarter compared to other quarters and experience higher collections of accounts receivable in the first half of the year, which results in a decrease in accounts receivable in the first half of the year.
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
A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP:

	Three Months Ended April 30,
(in thousands)	2024	2023
Non-GAAP gross profit and non-GAAP gross margin:
U.S. GAAP gross profit	$144,833	$131,426
Stock-based compensation expense and related charges (1)	607	712
Non-GAAP gross profit	$145,440	$132,138
Gross margin	74%	76%
Non-GAAP gross margin	74%	76%

Non-GAAP operating income:
U.S. GAAP operating income (loss)	$5,709	$(3,193)
Stock-based compensation expense and related charges (2)	14,624	14,115
Amortization of acquired intangible assets	50	50
Non-GAAP operating income	$20,383	$10,972
Operating margin	3%	(2)%
Non-GAAP operating margin	10%	6%
(1) Employer payroll tax related to stock-based compensation for the periods ended April 30, 2024 and 2023 was immaterial as it relates to the impact to gross profit.
(2) Includes $0.8 million and $0.8 million of employer payroll tax related to stock-based compensation expense for the three months ended April 30, 2024 and 2023, respectively.

	Three Months Ended April 30,
	2024			2023
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income reconciliation to net income
Net income	$10,634	$0.04	$0.04	$2,808	$0.01	$0.01
Add:
Stock-based compensation expense and related charges	14,624	0.05	0.05	14,115	0.05	0.05
Amortization of acquired intangible assets	50	0.00	0.00	50	0.00	0.00
Total additions, net	14,674	0.05	0.05	14,165	0.05	0.05
Non-GAAP net income	$25,308	$0.09	$0.09	$16,973	$0.06	$0.06
Weighted-average shares outstanding used in computing net income per share, basic	271,664			265,584
Weighted average shares outstanding used in computing net income per share, diluted	284,032			281,344

(in thousands)	Three Months Ended April 30,
Free cash flow:	2024	2023
Net cash provided by operating activities	$41,712	$18,560
Purchase of property and equipment	(2,545)	(1,625)
Capitalized internal-use software	(2,977)	(2,683)
Free cash flow	$36,190	$14,252
06.03.24 - CXM - Board UWC (Stock Repurchase Updates June 2024)(executed)Liquidity and Capital Resources
Overview
As of April 30, 2024, our principal sources of liquidity were $126.8 million of cash and cash equivalents and $483.3 million of highly liquid marketable securities. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.
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
During 2023, we entered into cash collateral agreements with J.P. Morgan Bank in lieu of a credit facility, through which approximately $6.4 million is outstanding as of April 30, 2024. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.
Material Cash Requirements
Our expected material cash requirements consist of contractually obligated expenditures. We have agreements in place with data and service providers that require us to make certain minimum guaranteed purchase commitments through fiscal year 2028, which totaled $131.1 million as of January 31, 2024, of which $69.5 million is due within twelve months. We had no material changes to these purchase commitments as of April 30, 2024. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2029. In August 2023, we signed a 10-year lease for a new corporate headquarters in New York, NY, which commenced on April 29, 2024 with payments beginning in December 2024. Refer to Note 7, Leases, included in Part I, Item 1 of this Form 10-Q for a discussion of our leases.

On January 8, 2024, we entered into a share repurchase plan (the “2024 Share Repurchase Program”), whereby we may repurchase up to $100 million of our Class A common stock. On March 26, 2024, the Board approved an additional $100 million of repurchases under the 2024 Share Repurchase Program. During the three months ended April 30, 2024, we repurchased approximately 8.3 million shares of our Class A common stock for a cost of $101.2 million including commissions. As of April 30, 2024, the remaining amount available for repurchase under the 2024 Share Repurchase Program was $69.4 million. Between May 1, 2024 and May 31, 2024, we purchased an additional 3,290,257 shares of our Class A common stock for a cost of $40.1 million including commissions. On June 3, 2024, the Board approved an additional $100 million of repurchases under the 2024 Share Repurchase Program. For additional information regarding the 2024 Share Repurchase Program, see “ Issuer Purchases of Equity Securities” included in Part II, Item 2 of this Form 10-Q and Notes 9, Stockholders’ Equity and 15, Subsequent Events included in Part I, Item 1 of this Form 10-Q.

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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$41,712	$18,560
Net cash provided by (used in) investing activities	$13,403	$(28,577)
Net cash (used in) provided by financing activities	$(90,342)	$12,692
Our net income and cash flows provided by operating activities are influenced significantly by our investments in headcount to support growth and in costs of revenue to deliver our services. In fiscal year 2024, our shift into net income was the result of our increased subscription revenue and related billings, and increased interest income from our marketable securities, as well as the amount of non-cash charges that we incur. Non-cash charges primarily include depreciation and amortization, amortization/accretion on marketable securities, stock-based compensation, and non-cash lease expense. Our largest source of operating cash is cash collections from customers using our Unified-CXM platform and related services. Our primary uses of cash from operating activities are for employee-related costs, costs to deliver our revenue and marketing expenses.
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
Operating Activities
For the three months ended April 30, 2024, cash provided by operating activities was $41.7 million, which consisted of net income of $10.6 million, adjusted for non-cash expenses of $16.6 million and $14.5 million of net cash flows provided as a result of changes in operating assets and liabilities. The $14.5 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $78.6 million decrease in accounts receivable due to reduced billings and increased collections. This increase to cash flow from operations was partially offset by (i) a $29.1 million decrease in accrued expenses and other current liabilities primarily due to the timing of bonus and commission payments, (ii) a $15.8 million increase in prepaid expenses and other current assets due to higher prepaid hosting and data costs, (iii) a $15.1 million decrease in accounts payable due to timing of vendor payments, and (iv) a $3.7 million decrease in deferred revenue as a result of recognized revenue exceeding billings.

For the three months ended April 30, 2023, cash provided by operating activities was $18.6 million, which consisted of net income of $2.8 million, adjusted for non-cash expenses of $11.0 million, and $4.8 million of net cash flows provided as a result of changes in operating assets and liabilities. The $4.8 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected (i) a $28.1 million decrease in accounts receivable due to increased collections and (ii) a $8.4 million decrease in prepaid expenses and other current assets due to decrease in prepaid hosting and data costs. These increases to cash flows from operations were partially offset by (i) a $20.1 million decrease in accrued expenses and other current liabilities primarily due to the timing of bonus and commission payments, (ii) an $8.2 million decrease in accounts payable due to timing of vendor payments, and (iii) a $2.7 million decrease in deferred revenue as a result of revenue recognized on the deferred revenue balances at the beginning of the fiscal year.
Investing Activities
For the three months ended April 30, 2024, cash provided by investing activities was $13.4 million and primarily consisted of $153.1 million of sales and maturities of marketable securities, partially offset by $134.2 million of purchases of marketable securities.
For the three months ended April 30, 2023, cash used in investing activities was $28.6 million and primarily consisted of $102.5 million of purchases of marketable securities, partially offset by $78.2 million of sales and maturities of marketable securities.
Financing Activities
For the three months ended April 30, 2024, cash used in financing activities was $90.3 million, which consisted of payments for the 2024 Share Repurchase Program of $100.0 million, offset by $9.6 million of proceeds from the exercise of stock options.
For the three months ended April 30, 2023, cash provided by financing activities was $12.7 million, which consisted solely of proceeds from the exercise of stock options.

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
Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included in Part I, Item 1 of this Form 10-Q for a discussion of our significant accounting policies. There have been no material changes to our critical accounting policies and accounting estimates as compared to those disclosed in the 2024 10-K.
Recent Accounting Pronouncements
Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included in Part I, Item 1 of this Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) foreign exchange risk related to transactions and earnings in currencies other than the U.S. dollar; and (ii) interest rate risk due to changes in the relationship between the interest rates on our assets. There were no material changes in these market risks since January 31, 2024, as disclosed in the 2024 10-K.

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
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2024. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended April 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•If we or the third parties with whom we work experience a cybersecurity breach or other security incident or unauthorized parties otherwise obtain access to our customers’ data, our data or our Unified-CXM platform, our Unified-CXM platform may be perceived as not being secure, our reputation may be harmed, demand for our Unified-CXM platform may be reduced and we may incur significant liabilities.
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
Our revenue was $196.0 million and $173.4 million for the three months ended April 30, 2024 and 2023, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
Other than the recent fiscal year ended January 31, 2024, we have incurred significant net losses in recent years, including a net loss of $55.7 million for the year ended January 31, 2023. We had an accumulated deficit of $566.0 million and $474.8 million as of April 30, 2024 and January 31, 2024, respectively. We expect that our costs will increase over time and our losses may continue, as we expect to invest significant additional funds in our business and incur costs relating to operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:
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
•pricing adjustments made to existing customer agreements;
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
Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, and may have interoperability difficulties with our Unified-CXM platform or other products. We have in the past experienced delays in our internally planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We also have invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our Unified-CXM platform. However, we may not be able to integrate these acquisitions successfully or achieve the expected benefits of such acquisitions. If we are unable to successfully develop, release, acquire or integrate new products, features and functionality, or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, or if a customer is not satisfied with the quality of work performed by us or with the technical support services rendered, we could incur additional costs to address the situation, and our business, results of operations and financial condition could be adversely affected.
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
In addition to the use of our own artificial intelligence (“AI”) features within our products, we have also incorporated generative artificial intelligence (“Generative AI”) features into our product offerings and internal operations through third-party partners integrated with our products and tools, which has the potential to result in adverse effects to our financial condition, results or reputation. Generative AI features and services leverage existing and widely available technologies, such as those owned by OpenAI or alternative large language model providers. The use of Generative AI processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.
Use of AI or Generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development, maintenance and operation of deep learning datasets, and our customers’ reluctance or failure to adopt or implement our new products as intended. For example, AI and Generative AI algorithms use machine learning and/or content creation which, depending on the reliability of the model, may lead to flawed, biased, unexplained, and inaccurate results, which could lead to customer rejection or skepticism of such products. Emerging ethical issues surround the use of AI or Generative AI, and if our deployment or use of AI or Generative AI becomes controversial or is challenged by our current or prospective customers, we may be subject to reputational risk. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we or our customers input into the third-party Generative AI features in our products could be leaked, disclosed to others or used for improper purposes, including if sensitive information is used to train the third parties’ Generative AI models, in breach of our contractual agreements. Additionally, where the product ingests personal data or where it makes connections using such data, these AI or Generative AI processes may reveal or generate other personal or sensitive information which we could lose control over or impair our ability to fulfill certain data subject requests in compliance with certain privacy laws, such as requests to delete certain personal data ingested by the product. Further, unauthorized use or misuse of Generative AI by our employees, customers or others, including violation of internal policies or procedures or guidelines or contractual agreements and terms (including Acceptable Use or other policies and third-party terms), may result in disclosure or misuse of confidential company and customer data, reputational harm, privacy law violations, legal liability, or regulatory actions, including algorithmic disgorgement. Improper use of AI and Generative AI could result in biased outcomes and could lead to decisions that could harm certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. In addition, use of Generative AI may also lead to novel and urgent cybersecurity risks (such as if a bad actor “poisons” the Generative AI with bad inputs or logic), including the misuse of personal or business confidential data, which may adversely affect our operations and reputation. Further, use of our AI systems for unintended use cases may alter the associated legal obligations upon Sprinklr, without our knowledge. We may not be able to detect, mitigate and remediate such misuse, and limitations of liability in contracts may be inadequate to address legal liability, fines, penalties and other regulatory actions resulting from such misuse.
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
Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws, the nature of which cannot be determined at this time as they continue to evolve and solidify. Several jurisdictions around the globe have already proposed or enacted laws or guidelines governing AI. For example, the Biden administration recently issued an executive order on AI that requires companies developing certain types of AI models to notify the federal government of certain safety test results and other information. As another example, European regulators have finalized the text of the EU Artificial Intelligence Act (“EU AI Act”), which imposes a number of obligations on various parties related to the use of certain AI-powered systems, and we expect that other jurisdictions will adopt similar laws. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with AI. These obligations may make it harder for us to conduct our business using AI, create potential for regulatory fines or penalties, require us to change our business practices, retrain our AI, prevent or limit our use of AI or Generative AI, or delete or disgorge certain algorithms. For example, the US Federal Trade Commission has required other companies to turn over or delete or disgorge valuable insights or trainings generated through the use of AI, or the AI models or algorithms themselves, where they allege the company has violated privacy and consumer protection laws. If we cannot use AI or Generative AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Further, intellectual property ownership and liability for violation of terms of use, open source licenses, infringement or misappropriation of intellectual property and violation of privacy or publicity rights are issues arising from the use of AI technologies that legislators are still attempting to establish and with which courts are still grappling. In addition, access to data from third-party sources, including data suppliers, may become more restricted in the future, which could negatively impact our development and deployment of products, including AI technologies, that rely on such data. Therefore, the use of AI technologies in connection with our products or operations may impact our business model or result in the inability to establish ownership of intellectual property or exposure to claims relating to the foregoing.
Moreover, our employee and personnel use Generative AI technologies to support their work, and the disclosure and use of personal data, is subject to various privacy laws and other privacy obligations. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits if we do not use (or are perceived to not use it) it in accordance with our internal policies and governance, applicable laws or other obligations. Output from Generative AI systems that we use may infringe on third party intellectual property rights without us being aware. However, if we are unable to use Generative AI, it could make our business less efficient and result in competitive disadvantages. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, customers’ or vendors’ use of Generative AI technologies.
Our business and growth depend in part on the success of our strategic relationships with third parties, as well as on the continued availability and quality of feedback data from third parties over whom we do not have control.
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business, including technology companies whose products integrate with ours. Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technologies or products, could adversely affect our relationships with our customers, damage our brand and reputation and result in delays or difficulties in our ability to provide our Unified-CXM platform. For example, we rely on third parties to support certain components of our communication and voice services. Failure of any of these third-party providers to provide their services for any reason could adversely affect our relationships with our customers, damage our brand and reputation and result in delays or difficulties in our ability to provide certain services. We also rely on the availability and accuracy of various forms of client feedback and input data, including data solicited via survey or based on data sources across modern channels, and any changes in the availability or accuracy of such data could adversely impact our business and results of operations and harm our reputation and brand. In some cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to application programming interfaces (“APIs”) and data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable. We cannot accurately predict the potential impact of the termination of any of our agreements with social media networks and other data providers, including the impact on our access to the related APIs. There can be no assurance that following any such termination we would be able to maintain the current level of functionality of our platform in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations. In particular, X (formerly known as Twitter) provides us with certain data that supports our Unified-CXM platform pursuant to an agreement that expires on February 28, 2025. If our agreement with X (formerly known as Twitter) expires, is not renewed on the same or similar terms or at all, or if it is terminated due to the failure or unwillingness of either party to perform its obligations thereunder, we may not be able to provide the same level of Unified-CXM insights to our customers and our business, results of operations and financial condition may be materially and adversely affected.
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
During the three months ended April 30, 2024, approximately 41% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.
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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of April 30, 2024, we owned 38 U.S. issued patents and 11 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
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
Our business could be adversely affected by changes in laws and regulations related to the Internet or changes in access to the Internet generally.
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
In addition, federal and state government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt or increase the cost of our customers’ use of our Unified-CXM platform, which could negatively impact our business. In December 2017, the Federal Communications Commission (“FCC”) repealed its 2015 “network neutrality” rules, effective June 2018. The 2015 network neutrality rules were designed to ensure that all online content and services were treated the same by internet service providers and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or harm our business. In April 2024, the FCC adopted an order that substantially reinstated the 2015 rules. In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. For example, California began enforcing a state-specific network neutrality law on March 25, 2021. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. The FCC’s April 2024 order permits it to preempt any state-level network neutrality requirements that go beyond the requirements adopted in that order, but specifically held that the California law would not be preempted. We cannot predict the actions that the FCC may take, whether any new FCC order or state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC itself, or the degree to which additional federal or state regulatory action – or inaction – may adversely affect our business. We could incur greater operating expenses or our customers’ use of our Unified-CXM platform could be adversely affected, either of which could harm our business and results of operations.
These developments could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based platforms and services such as ours, increased costs to us or the disruption of our business. In addition, as the Internet continues to experience growth in the number of users, frequency of use and amount of data transmitted, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by data security and privacy issues, and the Internet has experienced a variety of outages and other degradations as a result of damage to portions of its infrastructure. If the use of the Internet generally, or our Unified-CXM platform specifically, is adversely affected by these or other issues, we could be forced to incur substantial costs, demand for our Unified-CXM platform could decline and our results of operations and financial condition could be harmed.
Our business could be adversely impacted by laws and regulations related to the telecommunications industry.
We provide certain communications and voice services that are or could become subject to existing or potential domestic or international regulations around telecommunications. For example, we are registered as an interconnected Voice Over Internet

Protocol (“VoIP”) provider in the United States, which subjects us to the FCC’s rules and regulations applicable to VoIP providers such as filings and regulatory assessments (including contributions to FCC-mandated funds), call authentication requirements, access to emergency services, requirements around the provision or portability of phone numbers, data privacy, and law enforcement access laws. We may seek to expand business activities to new jurisdictions, which could subject us to new or increased regulations, increase compliance costs or limit the level of services we offer, each of which could affect our business strategies and potential customer base. In addition, existing and future laws and regulations could limit our ability to make telephone numbers available to customers who request them. Legislators or the agencies may expand the scope of our regulatory obligations or limit our rights at any time. If we do not comply with any current or future regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could ultimately harm our business and results of operations. Any enforcement action by the regulators, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to our customers and harm our business.
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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (which we collectively refer to as “process”) proprietary and confidential data, including personal data, intellectual property, and trade secrets, of ours or our customers (collectively, “confidential information”). Additionally, our customers can utilize our Unified-CXM platform to process confidential information of their employees, customers, partners and other individuals. Our data processing activities subject us to numerous global data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of confidential information by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (such as Section 5 of the Federal Trade Commission Act), and other laws, including wiretapping laws. For example, some privacy laws and other obligations may require us or our customers to obtain consent to process personal data in certain circumstances. For example, some of our data processing practices may be challenged under wiretapping laws, as we obtain customer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. In addition, we must comply with the FCC’s regulations that require us to protect private customer information about their use of telecommunications services, known as customer proprietary network information. Our inability or failure to adhere to applicable requirements could result in adverse consequences, including class action litigation, mass arbitration demands and statutory fines for noncompliance. In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making, which, even if not directly applicable to Sprinklr as a data processor, may be applicable to our customers. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, under the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”) noncompliance may carry fines of up to $7,500 per intentional violation; the CCPA also allows for a private right of action for certain data breaches. These laws, as well as other laws or regulations relating to data privacy and security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, may result in further uncertainty with respect to data privacy and security issues, and will require us to incur additional resource, costs and expenses in an effort to comply. The enactment of various laws has prompted similar legislative developments in other states, which has created a patchwork of overlapping but different state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to personal data than federal, foreign or other state laws, which may complicate compliance efforts. The federal government is also still considering comprehensive privacy legislation.
In addition, as we continue to expand our business activities, we are accessing additional types and greater volumes of potentially confidential or sensitive information that may subject us to additional privacy and security laws and obligations. For example, in certain limited instances, we may agree with specific customers to permit the exchange of protected health information through certain approved platform components. Our access to protected health information for specific agreed use cases on behalf of those customers that are covered entities and therefore subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), may subject us to HIPAA’s specific requirements relating to the privacy, security, and transmission of protected health information. To the extent that we become subject to HIPAA, our failure to comply could result in significant penalties. Additionally, to the extent that additional customers with whom we did not agree to permit the exchange of protected health information through our platforms in their capacity as covered entities nonetheless provide such information in violation of their contractual obligations with us, we could also be subject to additional compliance risks. Similar privacy, security, and transmission obligations may apply to us outside the United States if we process health information and other categories of confidential information and our failure to comply could result in significant penalties.
As another example, we process an increasing amount of credit card data through our Secure Forms module, and we have entered contractual relationships requiring us to comply with the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.
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
Europe and other jurisdictions have enacted industry-specific laws requiring data to be localized in some limited circumstances or limiting the transfer of personal data to other countries. European and other data protection laws, including the GDPR, place some restrictions on the ability of companies to freely transfer personal data to countries deemed to be inadequate for privacy purposes, and there are fairly rigorous restrictions regarding transfers of personal data from China (although these have been softened recently). Other jurisdictions may also adopt stringent data localization and cross-border data transfer requirements and, in many circumstances, these may be requirements outside of the scope of privacy law, including industry-specific or national security requirements. Although there are currently various mechanisms that may be used to enable the transfer of personal data from the European Economic Area (“EEA”) and UK to the United States in compliance with the law, such as the EU-US Data Privacy Framework and the UK extension thereto (to which we are an active participant) and the EU’s standard contractual clauses, these mechanisms continue to be subject to legal challenges, and there is no continued assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other countries with “inadequate” data protection regimes without the potential for future challenge. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions, outside of the origin territory, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the prohibition on further transfers (including remote access by employees in support teams in certain regions), the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, can be subject to increased scrutiny from regulators, individual litigants, and activist groups.
We may also become subject to new laws in the EEA that regulate cybersecurity and non-personal data, such as the European Data Act. Depending on how these laws are interpreted, we may have to adapt our business practices and products to comply with such obligations.
UK and EEA data privacy regulations in relation to electronic communications also require opt-in consent to send certain unsolicited marketing emails or other electronic communications to individuals or for the use of cookies and the data obtained using cookies and similar technologies for advertising, analytics and certain other purposes – activities on which our products and marketing strategies rely. Enforcement of these requirements has increased, and a new regulation proposed in the European Union, known as the ePrivacy Regulation, makes these requirements, as well as requirements around tracking technologies, such as cookies, more stringent and increases the penalties for violating them. Such restrictions could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our business.
We sometimes rely on data obtained from third-party data suppliers, and the sale of data to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining information from third parties carries risk to us as a data purchaser and onward provider to our customers. Regulators are increasingly scrutinizing the activities of third-party data suppliers, as well as those using the data from those third parties, and laws in the United States (including the CCPA and California Delete Act) and other jurisdictions, such as Europe (including GDPR, and the ePrivacy Directive), are likewise regulating such activity. These laws pose additional, material compliance risks to such suppliers, and these suppliers may not be able to supply us with personal data in compliance with these laws. Such laws may make it difficult for our suppliers to provide the data as the costs associated with the data materially increase. For example, some data suppliers are required to register as data brokers under California, Vermont, Texas and Oregon law and file reports with regulators, which exposes them to increased scrutiny. Additionally, the California Delete Act requires the California Privacy Protection Agency to establish by January 1, 2026 a mechanism to allow California consumers to submit a single, verifiable request to delete all of their personal data held by all registered data brokers and their service providers. Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for our suppliers to provide data to us that the costs associated with the data materially increase or may materially decrease the availability of data that our data suppliers can provide us. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, provided appropriate notice to data subjects, obtained necessary consents given notices, or established a legal basis for the transfer and processing of the data by us, or if there are restrictions in their terms of use of which we are not aware.
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
Moreover, we are certified or assessed to be compliant with UK Cyberessentials, System and Organization Controls (“SOC”) 1, SOC 2, SOC 3, ISO 27001, PCI-DSS 3.2 and HIPAA (under Statements on Standards for Attestation Engagements (“SSAE”) 21 reporting) and maintain a Federal Risk and Authorizations Management Program (“FedRAMP”) LI-SaaS Authority to Operate (“ATO”). If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.
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
Business partners and other third parties with a strong influence on how consumers interact with our products, such as Apple, Google, Meta, Microsoft and Mozilla, may create new privacy controls or restrictions on their products and platforms, limiting the effectiveness of our services. With obligations relating to data privacy and security changing and imposing new and stringent obligations, and with some uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so.
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
If we or the third parties with whom we work experience a cybersecurity breach or other security incident or unauthorized parties otherwise obtain access to our customers’ data, our data or our Unified-CXM platform, our Unified-CXM platform may be perceived as not being secure, our reputation may be harmed, demand for our Unified-CXM platform may be reduced and we may incur significant liabilities.
In the ordinary course of our business, we process confidential information. Use of our Unified-CXM platform also involves processing our customers’ information, including personal data regarding their customers, employees or other individuals.
Cyberattacks, malicious internet-based activity online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our confidential information, are prevalent and continue to increase in frequency, intensity and sophistication. Further, these threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized crime threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work may be subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), volumetric or application-level denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, misconfiguration, software or hardware failures, access deprovisioning failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI. In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Adware, telecommunications failures, earthquakes, fires, floods, adverse weather events, and man-made disasters may also impact the availability of our systems and operations.
Furthermore, our services are important to the internal processes of many of our customers worldwide and, as a result, if our products are compromised, a significant number or, in some instances, all of our customers and their data could be simultaneously affected, which could cause serious disruption and harm. The potential liability and associated consequences we could suffer as a result could be significant.
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
We rely upon third parties and third-party technologies to operate critical business systems to process confidential information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. While we require the third parties with whom we work to process confidential information on our behalf to meet certain security requirements and give contractual commitments to us regarding their data processing activities, our ability to monitor these third parties’ information security practices is limited, and despite such assurance and commitments, these third parties may not have, or may not continue to have, adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages or protect our reputation, or we may be unable to recover any such awarded damages. Moreover, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or in the third parties’ with whom we work supply chains have not been compromised or that they do not contain exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services.
Additionally, the reliability and continuous availability of our platform is critical to our success. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware, software, and products, and those of the third parties with whom we work). However, our information systems may contain errors, defects, security vulnerabilities, or software bugs that are difficult to detect and correct, and some of these may pose a significant risk to our business and ability to provide our products and services, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. We have not always been able in the past and may be unable in the future to detect and remediate all such vulnerabilities in our information systems including on a timely basis. Despite our efforts to identify and remediate vulnerabilities and related unauthorized access in our information technology systems (including our products), our efforts may not be successful. Further, in some cases, these vulnerabilities may require immediate attention, but we may still experience delays in developing and deploying remedial measures designed to address any such vulnerabilities. Even if we have issued or otherwise made patches or information for vulnerabilities in our information systems, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential information. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our Unified-CXM platform and our services. We may expend significant resources or modify our business activities to try to protect against security incidents. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have in the past and may in the future be subject to attempted or successful cybersecurity attacks by third parties seeking unauthorized access to our or our customers’ confidential information or to disrupt our ability to provide our Unified-CXM platform.
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
Applicable data privacy and security obligations, both legally and contractually, may require us to notify relevant stakeholders of security incidents. Such notifications are costly, and the notifications or the failure to comply with such requirements could lead to adverse consequences, including breach of contract or applicable legislation. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing confidential information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our Unified-CXM platform, deter new customers from using our Unified-CXM platform, and negatively impact our ability to grow and operate our business.
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
Changes in tax law (including tax rates) could affect our future results of operations. Due to the expansion of our international business activity, any such changes could increase our worldwide effective tax rate and adversely affect our business, results of operations and financial condition. For example, recent legislation in the United States, commonly referred to as the Inflation Reduction Act, enacts a minimum tax equal to 15 percent of the adjusted financial statement income of certain large U.S. corporations, as well as a one percent excise tax on stock repurchases imposed on public corporations making such repurchases. It is possible that the Inflation Reduction Act could increase our tax liability. The current or future U.S. presidential administration could propose or enact changes to U.S. tax laws that we cannot currently predict and that could materially affect our business, results of operations and financial condition. Additionally, the Organization for Economic Co-operation and Development (“OECD”) has released guidance covering various topics, including transfer pricing, country-by-country reporting and definitional changes to permanent establishment that could ultimately impact our tax liabilities as countries adopt the OECD’s guidance. The OECD Pillar 2 guidelines address the increasing digitalization of the global economy and re-allocating taxing rights among countries. The European Union and many other member states have committed to adopting Pillar 2, which calls for a global minimum tax of 15% to be effective for tax years beginning in 2024. The OECD guidelines published to date include transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. We are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of April 30, 2024 beneficially held approximately 43.4% of our outstanding capital stock, but controlled approximately 88.5% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.

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
As of April 30, 2024, our directors, executive officers and their respective affiliates beneficially owned, in the aggregate, approximately 98.0% of our Class B common stock, and controlled approximately 88.3% of the voting power of our outstanding capital stock. As a result, our directors, executive officers and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction.
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
Our board of directors has approved a share repurchase program to repurchase up to $300 million of our Class A common stock through January 31, 2025 in open market purchases at prevailing market prices or in negotiated transactions off the market, including, without limitation, accelerated share repurchase transactions, collared accelerated share repurchase transactions, volume weighted average purchase prepaid forward transactions and similar arrangements (the “2024 repurchase program”). Although our board of directors has authorized the 2024 repurchase program, it does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2024 repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The 2024 repurchase program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, the 2024 repurchase program could diminish our cash and cash equivalents and marketable securities.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our repurchase of our Class A common stock during the three months ended April 30, 2024:

(in thousands, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2024 through February 29, 2024	1,920	$12.68	1,920	(c)
March 1, 2024 through March 31, 2024	909	$12.78	909	(c)
April 1, 2024 through April 30, 2024	5,512	$11.82	5,512	(c)
(a) On January 4, 2024, we announced that our board of directors had approved a program (the “2024 Share Repurchase Program”) to periodically repurchase up to $100 million of our Class A common stock in negotiated off market transactions or in open market purchases, including through Rule 10b5-1 plans. On March 26, 2024, the board of directors approved an additional $100 million to be added to the 2024 Share Repurchase Program. On June 3, 2024, the board of directors approved an additional $100 million to be added to the 2024 Share Repurchase Program. The 2024 Share Repurchase Program expires January 31, 2025. For additional information related to share repurchases, see Notes 9, Stockholders’ Equity and 15, Subsequent Events included in Part I, Item 1 of this Form 10-Q.
(b)Average price paid per share includes direct acquisition costs but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.
(c)As of April 30, 2024, the remaining amount authorized for repurchases of our Class A common stock pursuant to the 2024 Share Repurchase Program was $69.4 million. On June 3, 2024, the board of directors approved an additional $100 million to be added to the 2024 Share Repurchase Program, which is not reflected in the foregoing amount.

Item 5. Other Information
Insider Trading Arrangements
During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Manish Sarin, Chief Financial Officer	Adoption	April 3, 2024	X		221,877(1)	March 31, 2025
Arunkumar Pattabhiraman, Chief Marketing Officer	Adoption	April 11, 2024	X		171,035(2)	April 11, 2025
Diane K. Adams, Chief Culture and Talent Officer	Adoption	April 15, 2024	X		355,221(3)	March 31, 2025
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) Includes up to 221,877 shares subject to restricted stock units (“RSUs”) previously granted to Mr. Sarin that will vest and be released to Mr. Sarin on or prior to March 15, 2025. The actual number of shares underlying such RSUs that will be released to Mr. Sarin and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

(2) Includes (i) up to 32,624 shares subject to RSUs previously granted to Mr. Pattabhiraman that will vest and be released to Mr. Pattabhiraman on June 15, 2024 that may have been previously sold pursuant to Mr. Pattabhiraman’s Rule 10b5-1 trading arrangement adopted on April 14, 2023, as modified on January 12, 2024, which expires on July 31, 2024, and (ii) up to 138,411 shares subject to RSUs previously granted to Mr. Pattabhiraman that will vest and be released to Mr. Pattabhiraman on or prior to March 15, 2025. The actual number of shares underlying such RSUs that will be released to Mr. Pattabhiraman and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

(3) Includes up to 117,662 shares subject to RSUs previously granted to Ms. Adams that will vest and be released to Ms. Adams on or prior to March 15, 2025. The actual number of shares underlying such RSUs that will be released to Ms. Adams and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

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

10.1#+	Sprinklr, Inc. Severance and Change in Control Plan (as amended on February 3, 2024).
10.2#+	Employment Agreement, by and between the Registrant and Scott Harvey, dated February 16, 2024.
10.3#+	Transition, Separation and Release of Claims Agreement, by and between the Registrant and Paul Ohls, dated February 29, 2024.
31.1
Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Co-Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
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

Date: June 5, 2024	By:	/s/ Manish Sarin
Manish Sarin
Chief Financial Officer
(Principal Financial Officer)