Form 10-Q
period 2024-07-31
Sprinklr, Inc.
filed 2024-09-04
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 30, 2024, the registrant had 136,970,240 shares of Class A common stock and 116,498,241 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also use Sprinklr’s blog and the following social media channels as a means of disclosing information about the Company, our products, our planned financials and other announcements and attendance at upcoming investor and industry conferences, and other matters. This is in compliance with our disclosure obligations under Regulation FD:
•Sprinklr Company Blog (http://sprinklr.com/blog)
•Sprinklr LinkedIn Page (http://www.linkedin.com/company/sprinklr)
•Sprinklr X (formerly known as Twitter) Account (https://x.com/sprinklr)
•Sprinklr Facebook Page (https://www.facebook.com/sprinklr/)
•Sprinklr Instagram Page (https://www.instagram.com/sprinklr)
In addition, investors and others can view Sprinklr videos on YouTube (https://www.YouTube.com/c/sprinklr).
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
These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses and other operating results;
•our ability to acquire new customers and successfully engage new and existing customers;
•our ability to achieve and maintain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•our ability to collect accounts receivable or satisfy revenue recognition criteria, especially in emerging markets;
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategies for our Unified Customer Experience Management (“Unified-CXM”) platform and our Contact Center as a Service (“CCaaS”);
•our reliance on key talent and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of global economic uncertainty, including as a result of increases in inflation rates, higher interest rates, recent bank closures, and the Russia-Ukraine and Israel-Hamas wars (including an escalation or geographical expansion of these conflicts), on our business, financial condition and share price;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	July 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$119,119	$164,024
Marketable securities	349,332	498,531
Accounts receivable, net of allowance of $12.5 million and $5.3 million, respectively	189,000	267,731
Prepaid expenses and other current assets	84,158	70,690
Total current assets	741,609	1,000,976
Property and equipment, net	33,585	32,176
Goodwill and other intangible assets	49,957	50,145
Operating lease right-of-use assets	48,266	31,058
Other non-current assets	110,381	108,755
Total assets	$983,798	$1,223,110

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$25,154	$34,691
Accrued expenses and other current liabilities	64,371	93,187
Operating lease liabilities, current	6,286	5,730
Deferred revenue	363,480	374,552
Total current liabilities	459,291	508,160
Deferred revenue, non-current	3,030	506
Deferred tax liability, non-current	1,475	1,474
Operating lease liabilities, non-current	44,919	27,562
Other liabilities, non-current	6,116	5,704
Total liabilities	514,831	543,406
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 136,840,484 and 151,136,870 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	4	4
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 116,525,350 and 122,128,581 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively	4	4
Treasury stock, at cost, 14,130,784 and 14,130,784 shares as of July 31, 2024 and January 31, 2024, respectively	(23,831)	(23,831)
Additional paid-in capital	1,232,417	1,182,150
Accumulated other comprehensive loss	(4,251)	(3,836)
Accumulated deficit	(735,376)	(474,787)
Total stockholders’ equity	468,967	679,704
Total liabilities and stockholders’ equity	$983,798	$1,223,110
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
Subscription	$177,859	$163,452	$355,222	$321,117
Professional services	19,349	15,013	37,944	30,711
Total revenue	197,208	178,465	393,166	351,828
Costs of revenue:
Costs of subscription	34,306	27,783	66,876	55,259
Costs of professional services	20,010	15,684	38,565	30,145
Total costs of revenue	54,316	43,467	105,441	85,404
Gross profit	142,892	134,998	287,725	266,424
Operating expense:
Research and development	23,622	24,323	46,161	45,084
Sales and marketing	80,497	80,118	167,981	169,320
General and administrative	38,860	25,068	67,961	49,724
Total operating expense	142,979	129,509	282,103	264,128
Operating (loss) income	(87)	5,489	5,622	2,296
Other income, net	6,414	7,237	13,914	11,996
Income before provision for income taxes	6,327	12,726	19,536	14,292
Provision for income taxes	4,486	2,241	7,061	999
Net income	$1,841	$10,485	$12,475	$13,293
Net income per share, basic	$0.01	$0.04	$0.05	$0.05
Weighted average shares used in computing net income per share, basic	260,830	268,900	266,187	267,271
Net income per share, diluted	$0.01	$0.04	$0.04	$0.05
Weighted average shares used in computing net income per share, diluted	271,934	283,853	279,695	282,951
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net income	$1,841	$10,485	$12,475	$13,293
Foreign currency translation adjustments	652	(127)	58	68
Unrealized gains (losses) on investments, net of tax	321	(41)	(473)	54
Total comprehensive income, net of tax	$2,814	$10,317	$12,060	$13,415
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at April 30, 2024	268,114	$8	$1,205,948	14,131	$(23,831)	$(5,224)	$(565,970)	$610,931
Stock-based compensation - equity classified awards	—	—	15,473	—	—	—	—	15,473
Exercise of stock options and vesting of restricted stock units	1,917	—	7,593	—	—	—	—	7,593
Issuance of common shares upon ESPP purchases	454	—	3,403	—	—	—	—	3,403
Common stock repurchased, including accrued excise tax	(17,119)	—	—	—	—	—	(171,247)	(171,247)
Other comprehensive income	—	—	—	—	—	973	—	973
Net income	—	—	—	—	—	—	1,841	1,841
Balance at July 31, 2024	253,366	$8	$1,232,417	14,131	$(23,831)	$(4,251)	$(735,376)	$468,967

Balance at April 30, 2023	267,531	$9	$1,100,571	14,131	$(23,831)	$(4,094)	$(493,803)	$578,852
Stock-based compensation - equity classified awards	—	—	15,489	—	—	—	—	15,489
Exercise of stock options and vesting of restricted stock units	2,259	—	8,658	—	—	—	—	8,658
Issuance of common shares upon ESPP purchases	528	—	3,970	—	—	—	—	3,970
Other adjustment	—	(1)	1	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(168)	—	(168)
Net income	—	—	—	—	—	—	10,485	10,485
Balance at July 31, 2023	270,318	$8	$1,128,689	14,131	$(23,831)	$(4,262)	$(483,318)	$617,286
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2024	273,265	$8	$1,182,150	14,131	$(23,831)	$(3,836)	$(474,787)	$679,704
Stock-based compensation - equity classified awards	—	—	29,629	—	—	—	—	29,629
Exercise of stock options and vesting of restricted stock units	5,106	—	17,235	—	—	—	—	17,235
Issuance of common shares upon ESPP purchases	455	—	3,403	—	—	—	—	3,403
Common stock repurchased, including accrued excise tax	(25,460)	—	—	—	—	—	(273,064)	(273,064)
Other comprehensive loss	—	—	—	—	—	(415)	—	(415)
Net income	—	—	—	—	—	—	12,475	12,475
Balance at July 31, 2024	253,366	$8	$1,232,417	14,131	$(23,831)	$(4,251)	$(735,376)	$468,967

Balance at January 31, 2023	263,741	$9	$1,074,149	14,131	$(23,831)	$(4,384)	$(496,611)	$549,332
Stock-based compensation - equity classified awards	—	—	29,219	—	—	—	—	29,219
Exercise of stock options and vesting of restricted stock units	6,049	—	21,350	—	—	—	—	21,350
Issuance of common shares upon ESPP purchases	528		3,970	—	—	—	—	3,970
Other adjustment	—	(1)	1	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	122	—	122
Net income	—	—	—	—	—	—	13,293	13,293
Balance at July 31, 2023	270,318	$8	$1,128,689	14,131	$(23,831)	$(4,262)	$(483,318)	$617,286
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2024	2023
Cash flow from operating activities:
Net income	$12,475	$13,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,118	7,329
Provision for credit losses	11,103	1,149
Stock-based compensation, net of amounts capitalized	28,947	28,175
Non-cash lease expense	4,164	2,998
Deferred income taxes	(40)	(3,402)
Net amortization/accretion on marketable securities	(7,436)	(7,998)
Other non-cash items, net	216	39
Changes in operating assets and liabilities:
Accounts receivable	67,292	26,474
Prepaid expenses and other current assets	(15,289)	7,917
Other non-current assets	(1,473)	(4,874)
Accounts payable	(9,268)	(7,897)
Operating lease liabilities	(2,665)	(2,896)
Accrued expenses and other current liabilities	(26,683)	(25,632)
Deferred revenue	(7,858)	(2,156)
Other liabilities	431	616
Net cash provided by operating activities	63,034	33,135
Cash flow from investing activities:
Purchases of marketable securities	(136,136)	(288,727)
Proceeds from sales and maturities of marketable securities	292,298	206,291
Purchases of property and equipment	(4,028)	(4,413)
Capitalized internal-use software	(6,291)	(5,744)
Net cash provided by (used in) investing activities	145,843	(92,593)
Cash flow from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	17,235	21,350
Proceeds from issuance of common stock upon ESPP purchases	3,403	3,970
Payments for repurchase of Class A common shares	(273,873)	—
Net cash (used in) provided by financing activities	(253,235)	25,320
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(1,247)	(89)
Net change in cash, cash equivalents and restricted cash	(45,605)	(34,227)
Cash, cash equivalents and restricted cash at beginning of period	172,429	188,387
Cash, cash equivalents and restricted cash at end of period	$126,824	$154,160

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3,646	$2,999

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$21,439	$17,345
Accrued purchases of property and equipment	$1,146	$1,008
Stock-based compensation expense capitalized in internal-use software	$1,182	$1,544
Accrued asset retirement obligations	$—	$119
Accrued excise tax on share repurchases	$2,086	$—
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

2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2024, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2024 are not necessarily indicative of the results to be expected for the year ending January 31, 2025 or for any other interim period or for any other future year.
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
Segments
The Company operates in one operating segment because the Company’s offerings operate on its single Customer Experience Management Platform, the Company’s products are deployed in a similar way, and the Company’s chief operating decision maker (“CODM”), the co-chief executive officers, evaluates the Company’s financial information and assesses the performance of the Company on a consolidated basis. The CODM does not receive discrete financial information about asset allocation, expense allocation, or profitability by product or geography. Because the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows:

(in thousands)	July 31, 2024	January 31, 2024
Cash and cash equivalents	$119,119	$164,024
Restricted cash included in prepaid expenses and other current assets(1)	362	1,494
Restricted cash included in other non-current assets(2)	7,343	6,911
Total cash, cash equivalents and restricted cash	$126,824	$172,429

(1)At January 31, 2024, consisted primarily of cash that is restricted and is associated with certain credit card programs, which have been closed in the second quarter of fiscal year 2025.
(2) Consists primarily of collateral for letters of credit issued in lieu of deposits on certain leases and customer contracts.
Accounts Receivable and Allowance
Changes in the allowance account for the periods presented were as follows:

	Six Months Ended July 31,
(in thousands)	2024	2023
Allowance, beginning of period	$5,267	$3,156
Write-offs of uncollectible accounts, net	(3,518)	(423)
Provision for expected credit losses	10,743	907
Allowance, end of period	$12,492	$3,640
Concentration of Risk and Significant Customers
The Company’s financial instruments that are potentially subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits generally exceed federally insured limits.
To manage credit risk related to accounts receivable, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors, including customers’ credit risk and historical loss experience. The Company’s accounts receivable at July 31, 2024 are derived from invoiced customers located primarily in North America and Asia (which includes the Middle East).
No single customer accounted for more than 10% of total revenue during the three and six months ended July 31, 2024 and 2023.
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
Recently Issued Accounting Pronouncements Pending Adoption
In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring an enhanced disclosure of significant segment expenses on an annual and interim basis. ASU 2023-07 is effective for the Company’s annual periods beginning fiscal year 2025 and interim periods beginning in the first quarter of fiscal year 2026 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact ASU 2023-07 will have on its disclosures within its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (“ASU 2023-09”), requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning fiscal year 2026, on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact ASU 2023-09 will have on its disclosures within its consolidated financial statements.

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
Capitalized costs to obtain customer contracts as of July 31, 2024 were $132.9 million, of which $37.9 million is included in prepaid expenses and other current assets and $95.0 million within other non-current assets. Capitalized costs to obtain customer contracts as of January 31, 2024 were $135.8 million, of which $42.5 million is included in prepaid expenses and other current assets and $93.4 million within other non-current assets.
During the three months ended July 31, 2024 and 2023, the Company amortized $11.8 million and $12.2 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense. During the six months ended July 31, 2024 and 2023, the Company amortized $23.8 million and $24.2 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
Deferred Revenue
Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. The Company recognized revenue of $163.4 million and $148.3 million for the three months ended July 31, 2024, and 2023, respectively, and $282.6 million and $235.9 million for the six months ended July 31, 2024, and 2023, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. At July 31, 2024 and January 31, 2024, contract assets were $3.7 million and $4.3 million, respectively, and were included in prepaid expenses and other current assets.
Remaining Performance Obligation
Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. As of July 31, 2024, the Company’s RPO was $887.1 million, approximately $557.8 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Americas	$115,377	$105,275	$230,645	$210,917
EMEA	67,194	55,807	133,105	110,027
Other	14,637	17,383	29,416	30,884
Total revenue	$197,208	$178,465	$393,166	$351,828
The United States was the only country that represented more than 10% of the Company’s revenues, comprising $107.8 million and $101.3 million during the three months ended July 31, 2024 and 2023, respectively, and $214.8 million and $199.4 million during the six months ended July 31, 2024 and 2023, respectively.

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets:

	July 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$62,553	$19	$(21)	$62,551
Municipal bonds	997	—	—	997
U.S. government and agency securities	131,244	—	(98)	131,146
Certificates of deposit	45,682	22	(3)	45,701
Commercial paper	108,977	5	(45)	108,937
Marketable securities	$349,453	$46	$(167)	$349,332

	January 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$98,642	$71	$(10)	$98,703
Municipal bonds	982	3	—	985
U.S. government and agency securities	185,464	140	(33)	185,571
Certificates of deposit	46,496	48	(1)	46,543
Commercial paper	166,595	155	(21)	166,729
Marketable securities	$498,179	$417	$(65)	$498,531
As of July 31, 2024 and January 31, 2024, the maturities of available-for-sale marketable securities did not exceed 12 months. Interest income from cash and cash equivalents and marketable securities was $7.0 million and $15.3 million for the three and six months ended July 31, 2024, respectively, and $7.9 million and $13.9 million for the three and six months ended July 31, 2023, respectively.
There were 74 and 64 debt securities in an unrealized loss position as of July 31, 2024 and January 31, 2024, respectively. The estimated fair value of these debt securities, for which an allowance for credit losses has not been recorded, was $255.4 million and $178.7 million as of July 31, 2024 and January 31, 2024, respectively. There were no expected credit losses recorded against the Company’s investment securities as of July 31, 2024 and January 31, 2024.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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

5. Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of July 31, 2024 and January 31, 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	July 31, 2024			January 31, 2024
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash Equivalents:
Money market funds	$53,014	$—	$53,014	$52,647	$—	$52,647
Marketable Securities:
Corporate bonds	—	62,551	62,551	—	98,703	98,703
Municipal bonds	—	997	997	—	985	985
U.S. government and agency securities	—	131,146	131,146	—	185,571	185,571
Certificates of deposit	—	45,701	45,701	—	46,543	46,543
Commercial paper	—	108,937	108,937	—	166,729	166,729
Total financial assets	$53,014	$349,332	$402,346	$52,647	$498,531	$551,178
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
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. government and agency securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities, as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of July 31, 2024 and January 31, 2024, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of July 31, 2024, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of July 31, 2024 and January 31, 2024, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	July 31, 2024	January 31, 2024
Prepaid hosting and data costs	$16,457	$1,673
Prepaid software costs	10,174	4,854
Prepaid marketing	1,735	1,208
Capitalized commissions costs, current portion	37,863	42,486
Contract assets	3,655	4,326
Security deposits, short-term	1,838	1,923
Taxes recoverable	2,922	3,561
Restricted cash	362	1,494
Employee advances	2,563	2,614
Other	6,589	6,551
Prepaid expenses and other current assets	$84,158	$70,690
Depreciation and Amortization Expense
Depreciation and amortization expense consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Depreciation and amortization expense	$1,501	$1,548	$3,106	$3,039
Amortization expense for capitalized internal-use software	$3,109	$2,262	$6,012	$4,290
The Company capitalized internal-use software costs, including stock-based compensation, of $4.0 million and $3.9 million for the three months ended July 31, 2024 and 2023, respectively, and $7.5 million and $7.3 million for the six months ended July 31, 2024 and 2023, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 31, 2024	January 31, 2024
Bonuses	$10,919	$23,314
Commissions	7,825	18,502
Employee liabilities (1)	15,796	19,019
Purchased media costs (2)	2,062	1,683
Accrued restructuring costs (3)	2,030	—
Accrued sales and use tax liability	6,750	8,522
Accrued income taxes	8,040	4,529
Accrued deferred contract credits	1,343	2,204
Vendor and travel costs payable	3,130	4,160
Professional services	1,263	1,142
Asset retirement obligation	267	400
Withholding taxes payable	1,296	944
Other	3,650	8,768
Accrued expenses and other current liabilities	$64,371	$93,187
(1) Includes $1.0 million and $1.4 million of accrued employee contributions under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) at July 31, 2024 and January 31, 2024, respectively.
(2) Purchased media costs consist of amounts owed to the Company’s vendors for the purchase of advertising space on behalf of its customers.
(3) In May 2024, the Company implemented an approved plan for restructuring its global workforce by approximately 3% to reduce operating costs and better align its workforce with the needs of its business. Refer to Note 13, Restructuring Charges, for additional information.

7. Leases
The Company has leases for corporate offices under non-cancelable operating leases with various expiration dates. The Company did not have any finance leases during the three and six months ended July 31, 2024 and 2023.
On August 2, 2023, the Company entered into a 10-year operating lease agreement for a new corporate headquarters located in New York, NY. The Company has the option to extend the term for 60 months, which is not included in our right-of-use (“ROU”) assets and lease liabilities as the lease renewal is not reasonably certain to be exercised. The lease commenced on April 29, 2024, with payments beginning in December 2024.
The components of lease expense were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$3,332	$2,888	$6,194	$5,283
Variable lease cost	319	307	648	609
Short-term lease cost	121	182	263	389
Total lease cost	$3,772	$3,377	$7,105	$6,281

The weighted average remaining lease term and discount rate were as follows:

	July 31, 2024	January 31, 2024
Weighted average remaining lease term (years)	7.40	6.20
Weighted average discount rate	8.82%	10.11%

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, were as follows:

(in thousands)
Fiscal year ended January 31, 2025 (remaining six months)	$4,941
2026	11,249
2027	10,206
2028	8,219
2029	7,280
2030	6,165
Thereafter	23,099
Total minimum lease payments	71,159
Less: imputed interest	(19,954)
Total	$51,205

8. Commitments and Contingencies
Letters of Credit
In April 2023, the Company terminated its credit facility with Silicon Valley Bank (“SVB”), while keeping its existing letters of credit in lieu of deposits on certain leases. As the Company no longer has a credit facility with SVB, it was required to collateralize these letters of credit with cash, totaling approximately $1.3 million outstanding as of July 31, 2024 and January 31, 2024, which the Company has therefore classified within restricted cash. Due to its long-term nature, this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.
During 2023, the Company entered into cash collateral agreements with J.P. Morgan Bank in lieu of a letter of credit facility, through which approximately $6.4 million and $5.4 million is outstanding as of July 31, 2024 and January 31, 2024, respectively. Due to its long-term nature, the majority of this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.
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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s condensed consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. At July 31, 2024, the Company had no provision for liability under existing litigation.
Other Contractual Commitments
Other contractual commitments consist primarily of non-cancelable minimum guaranteed purchase commitments for various data, hosting and software services, which the Company may renew as part of the normal course of business. During the six months ended July 31, 2024, the lease for the new corporate headquarters located in New York, NY commenced, which impacts the Company’s cash requirements. See Note 7 Leases for additional information. There were no other significant changes in the Company’s material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the 2024 10-K.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
9. Stockholders’ Equity
On January 4, 2024, the Company announced that its board of directors authorized and approved a share repurchase plan (the “2024 Share Repurchase Program”), which authorized the Company to periodically repurchase up to $100 million of its Class A common stock through December 31, 2024. On both March 26, 2024 and June 3, 2024, the Company’s board of directors approved an additional $100 million of repurchases under the 2024 Share Repurchase Program, bringing the total amount authorized for purchase under the 2024 Share Repurchase Program to $300 million. Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market or negotiated off market purchases effected pursuant to a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
During the three and six months ended July 31, 2024 the Company repurchased 17,119,411 and 25,460,052 shares, respectively, of its Class A common stock for a cost of $169.8 million and $271.0 million, respectively, including commissions. All of the Company’s repurchases are subject to a one percent excise tax enacted by the Inflation Reduction Act of 2022 (the “IRA”). The Company recorded excise taxes of $1.5 million and $2.1 million during the three and six months ended July 31, 2024, respectively, as part of the cost basis of shares acquired in its consolidated statement of stockholders’ equity. All of the shares repurchased have been returned to the Company’s authorized but unissued share reserve. As of July 31, 2024, the Company has completed the full purchase authorization amount of $300 million under the 2024 Share Repurchase Program.

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
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the six months ended July 31, 2024 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
	(in thousands)		(in years)
Outstanding as of January 31, 2024	23,267	$6.66	5.9
Exercised	(3,000)	5.70
Forfeited	(576)	11.20
Outstanding as of July 31, 2024	19,691	$6.68	5.2

Exercisable as of July 31, 2024	17,676	$6.13	5.0
Vested and expected to vest as of July 31, 2024	19,562	$6.66	5.2

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Summary of Restricted Stock Unit Activity
A summary of the Company’s RSU activity for the six months ended July 31, 2024 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2024	9,259	$12.61
Granted	8,225	11.35
Released	(2,106)	12.74
Forfeited	(1,767)	12.15
Outstanding as of July 31, 2024	13,611	$11.88
Performance-Based Stock Units
As of July 31, 2024, the Company had 780,000 PSUs outstanding. These awards vest over a five-year period if certain performance and market conditions are met. The performance condition was met in June 2021 and the market conditions have not yet been met as of July 31, 2024. If the market conditions are not met on or prior to January 28, 2026, the associated awards will not vest and will be subsequently cancelled.
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Costs of subscription	$327	$290	$610	$590
Costs of professional services	364	405	681	808
Research and development	2,834	3,897	5,408	6,964
Sales and marketing	5,802	6,311	11,406	12,266
General and administrative	5,765	3,962	10,842	7,547
Stock-based compensation, net of amounts capitalized	15,092	14,865	28,947	28,175
Capitalized stock-based compensation	631	874	1,182	1,544
Total stock-based compensation	$15,723	$15,739	$30,129	$29,719

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2024	2023	2024	2023
Net income per share – basic:
Numerator:
Net income	$1,841	$10,485	$12,475	$13,293
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	260,830	268,900	266,187	267,271
Net income per common share, basic	$0.01	$0.04	$0.05	$0.05
Net income per share – diluted:
Numerator:
Net income	$1,841	$10,485	$12,475	$13,293
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	260,830	268,900	266,187	267,271
Weighted-average effect of diluted securities:
Stock options	7,953	11,259	9,021	11,128
RSUs	3,057	3,069	4,167	4,072
Common stock warrants	94	625	320	480
Weighted-average shares outstanding used in computing net income per share, diluted	271,934	283,853	279,695	282,951
Net income per common share, diluted	$0.01	$0.04	$0.04	$0.05
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Stock options	5,364	2,591	5,171	6,705
PSUs	780	1,330	780	1,330
RSUs	3,212	650	1,426	692
ESPP	84	164	92	321
Total shares excluded from net income per share	9,440	4,735	7,469	9,048

12. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended July 31, 2024 and 2023, the Company recorded an income tax provision of $4.5 million and $2.2 million, respectively. During the six months ended July 31, 2024 and 2023, the Company recorded an income tax provision of $7.1 million and $1.0 million, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets, partially offset by state taxes and the foreign tax rate differential on non-U.S. income. Additionally, following an assessment of the realizability of our deferred tax assets in Brazil and Japan, the Company released its previously established valuation allowances on these assets, resulting in a $3.3 million tax benefit being recorded during the six months ended July 31, 2023.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence. As of July 31, 2024, the Company continues to maintain a full valuation allowance against the deferred tax assets of the U.S. entity only.
The IRA was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a new one percent excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and other items. As of July 31, 2024, the Company has accrued $2.1 million of excise taxes associated with the 2024 Share Repurchase Program. At this time, none of the IRA tax provisions are expected to have a material impact to the Company’s fiscal year 2025 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IRA.

13. Restructuring Charges
In February 2023, the Company implemented an approved plan for restructuring its global workforce by approximately 4% to reduce operating costs and better align its workforce with the needs of its business. The majority of the associated costs, including severance and benefits, were incurred in the first half of fiscal year 2024. For the six months ended July 31, 2023, the Company incurred a total of $4.4 million in restructuring costs, of which $4.2 million and $0.2 million are recorded within sales and marketing expense and general and administrative expense, respectively, on the Company’s condensed consolidated statement of operations. As of January 31, 2024, all of these restructuring costs had been paid.
In May 2024, the Company implemented an approved plan for restructuring its global workforce by approximately 3% to reduce operating costs and better align its workforce with the needs of its business. The majority of the associated costs, including severance and benefits, were incurred in the second quarter of fiscal year 2025. For the three and six months ended July 31, 2024, the Company incurred a total of $3.8 million in restructuring costs, $3.0 million of which are recorded within sales and marketing expense on the Company’s condensed consolidated statements of operations and $0.4 million, $0.3 million, and $0.1 million being recorded within research and development, costs of professional services, and general and administrative, respectively. As of July 31, 2024, $1.8 million had been paid and the remaining $2.0 million is recorded within accrued expenses and other current liabilities and is expected to be paid in the second half of fiscal 2025.

14. Related Party Transactions
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, our Founder, Chairman and Co-Chief Executive Officer, in connection with the provision of digital training services to the Company’s employees and certain Sprinklr customers. The Company paid approximately $0.1 million and $0.2 million to Lyearn in connection with the digital training services provided to employees during the six months ended July 31, 2024 and 2023, respectively. There were no payments in connection with the digital training services provided to employees during each of the three months ended July 31, 2024 and 2023. The Company paid approximately $0.1 million to Lyearn in connection with the digital training services provided to a customer during each of the three and six months ended July 31, 2024 and 2023.
The Company recognized expenses of $0.1 million during each of the three and six months ended July 31, 2024 and 2023 related to the arrangements. As of July 31, 2024 and January 31, 2024, the Company had outstanding payables of $0.1 million and $0.2 million, respectively, related to the arrangements.
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
We do this with a new category of enterprise software – Unified Customer Experience Management (“Unified-CXM”) – that enables every customer-facing function across the front office, from Customer Service to Marketing, to collaborate across internal silos, communicate across digital channels, and leverage a complete suite of capabilities to deliver better, more human customer experiences at scale – all on one unified, AI-powered platform. Sprinklr has four main product suites: Sprinklr Social, Sprinklr Insights, Sprinklr Marketing and, our newest offering, Sprinklr Service. We believe that these four suites enable the world’s largest and leading brands to better reach, engage and listen to their customers on the channel of their choice. We continue to invest in the unified platform and develop new features and enhancements to each suite as our customers’ needs evolve.
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
Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 80 countries, and our AI powered CXM platform recognizes over 150 languages. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of July 31, 2024, we had 145 large customers, compared to 120 as of July 31, 2023.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. As of July 31, 2024, our RPO expected to be recognized as revenue was $887.1 million and our cRPO was $557.8 million.
Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes subscription revenue from new customers. Our NDE, on a trailing 12-month basis, was 110.8% and 120.0% for the 12-month periods ending July 31, 2024 and 2023, respectively. The decrease year-over-year was driven by a combination of elevated churn exacerbated by the current macroeconomic environment.

Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including fluctuations in inflation, the U.S. Federal Reserve raising interest rates, recent bank closures, and the Russia-Ukraine and Israel-Hamas wars (including an escalation or geographical expansion of these conflicts), have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. While we have experienced growing inflationary pressures on the cost of wages, rent and data, the net result of inflationary impacts and our efforts to mitigate these impacts have not been material to us during the periods included in this report. In addition, general economic weakness may lead to longer collection cycles for payments due from our customers and an increase in customer bad debt, as well as restructuring initiatives and associated expenses, and customers and potential customers may require extended financial concessions.
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
Costs of Revenue
Costs of Subscription Revenue
Costs of subscription revenue consists primarily of costs to host our software platform, data costs, including cost of third-party data utilized in our platform, personnel-related expenses for our subscription and support operations personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees, software costs, travel expenses, the amortization of our capitalized internal-use software and allocated overhead expenses, including facilities costs for our subscription and support operations. We expect that costs of subscription revenue will increase in absolute dollars as we expand our customer base and make continued investments in our cloud infrastructure and support organization.
Costs of Professional Services Revenue
Costs of professional services revenue consists primarily of personnel-related expenses for our professional services personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees, software costs, subcontractor costs, travel expenses and allocated overhead expenses, including facilities costs, for our professional services organization. We expect that our costs of professional services revenue will increase in absolute dollars as we continue to increase our use of partners in the delivery of implementation services and expand our customer base.
Gross Profit and Gross Margin
Gross profit is total revenue less total costs of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors, including our pricing, our mix of revenues and the costs required to deliver those revenues.
Our gross margin on subscription revenue is significantly higher than our gross margin on professional services revenue, and, as a result, our gross margin may vary from period to period if our mix of revenue or costs of revenue fluctuates. In addition, because personnel-related expenses represent the largest component in costs of professional services revenue, we may experience changes in our professional services gross margin due to the timing of delivery of those services. We expect that our gross margin may vary from period to period.

Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses.
Research and Development Expense
Research and development expense consists primarily of costs relating to the maintenance, continued development and enhancement of our cloud-based software platform and includes personnel-related expense for our research and development organization, including salaries, benefits, bonuses and stock-based compensation, professional fees, travel expenses and allocated overhead expenses, including facilities costs. Research and development expenses are expensed as incurred, except for internal-use software development costs that qualify for capitalization. We expect research and development expense to generally increase in absolute dollars as we continue to invest in enhancing and expanding the capabilities of our Unified-CXM platform.
Sales and Marketing Expense
Sales and marketing expense consists primarily of personnel-related expenses for our sales and marketing organization, including salaries, benefits, bonuses and stock-based compensation, professional fees, software costs, advertising, marketing, promotional and brand awareness activities, travel expenses and allocated overhead expense, including facilities costs. Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit. In the near term, we expect sales and marketing expense to decrease as we work to right size our costs. In the long term, we expect sales and marketing expense to generally increase in absolute dollars as we continue to drive the growth of our business. We continue to optimize our sales and marketing expense and seek efficiencies in our investments.
General and Administrative Expense
General and administrative expense includes personnel-related expenses associated with administrative services, such as legal, human resources, information technology, accounting, and finance functions, as well as professional fees, software costs, travel expenses, provision for credit losses and allocated overhead expense, including facilities costs and any corporate overhead expenses not allocated to other expense categories.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Revenue:
Subscription	$177,859	$163,452	$355,222	$321,117
Professional services	19,349	15,013	37,944	30,711
Total revenue	197,208	178,465	393,166	351,828
Costs of revenue:
Costs of subscription (1)	34,306	27,783	66,876	55,259
Costs of professional services (1)	20,010	15,684	38,565	30,145
Total costs of revenue	54,316	43,467	105,441	85,404
Gross profit	142,892	134,998	287,725	266,424
Operating expense:
Research and development (1)	23,622	24,323	46,161	45,084
Sales and marketing (1)	80,497	80,118	167,981	169,320
General and administrative (1)	38,860	25,068	67,961	49,724
Total operating expense	142,979	129,509	282,103	264,128
Operating (loss) income	(87)	5,489	5,622	2,296
Other income, net	6,414	7,237	13,914	11,996
Income before provision for income taxes	6,327	12,726	19,536	14,292
Provision for income taxes	4,486	2,241	7,061	999
Net income	$1,841	$10,485	$12,475	$13,293
(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Costs of subscription	$327	$290	$610	$590
Costs of professional services	364	405	681	808
Research and development	2,834	3,897	5,408	6,964
Sales and marketing	5,802	6,311	11,406	12,266
General and administrative	5,765	3,962	10,842	7,547
Stock-based compensation expense, net of amounts capitalized	$15,092	$14,865	$28,947	$28,175

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue (1):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue:
Subscription	90%	92%	90%	91%
Professional services	10%	8%	10%	9%
Total revenue	100%	100%	100%	100%
Costs of revenue:
Costs of subscription	17%	16%	17%	16%
Costs of professional services	10%	9%	10%	9%
Total costs of revenue	27%	25%	27%	25%
Operating expense:
Research and development	12%	14%	12%	13%
Sales and marketing	41%	45%	43%	48%
General and administrative	20%	14%	17%	14%
Total operating expense	73%	73%	72%	75%
Operating (loss) income	0%	2%	1%	0%
Other income, net	3%	4%	4%	3%
Income before provision for income taxes	3%	6%	5%	3%
Provision for income taxes	2%	1%	2%	0%
Net income	1%	5%	3%	3%
(1) Totals may not foot due to rounding

Comparison of the Three Months Ended July 31, 2024 and 2023
Revenue

	Three Months Ended July 31,
(in thousands)	2024	2023	$ Change	% Change
Subscription	$177,859	$163,452	$14,407	9%
Professional services	19,349	15,013	4,336	29%
Total revenue	$197,208	$178,465	$18,743	11%
The increase in subscription revenue was primarily due to increases in (i) revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform and (ii) demand for our solutions from new customers.
The increase in professional services revenue was primarily due to increased implementations and managed services performed compared to the prior year period.

Costs of Revenue and Gross Margin

	Three Months Ended July 31,
(in thousands)	2024	2023	$ Change	% Change
Costs of subscription revenue	$34,306	$27,783	$6,523	23%
Costs of professional services revenue	20,010	15,684	4,326	28%
Total costs of revenue	$54,316	$43,467	$10,849	25%
Gross margin - subscription	81%	83%
Gross margin - professional services	(3)%	(4)%
The increase in costs of subscription revenue was primarily due to (i) higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a $5.1 million increase in our data and hosting costs and (ii) a $0.8 million increase in the amortization of capitalized research and development costs.
The increase in costs of professional services revenue was primarily due to (i) a $3.0 million increase in subcontractor costs as a result of higher partner delivery costs and (ii) higher personnel-related costs of $0.8 million as a result of increased headcount.
Gross margin for subscription decreased by 2 percentage points, primarily driven by increased costs associated with third-party cloud infrastructure and data. Gross margin for professional services increased by 1 percentage point, largely driven by the timing of our continued investment in Contact Center as a Service (“CCaaS”).
Research and Development Expense

	Three Months Ended July 31,
(in thousands)	2024	2023	$ Change	% Change
Research and development	$23,622	$24,323	$(701)	(3)%
% of revenue	12%	14%
The decrease in research and development expense was primarily due to the net effect of (i) a $1.2 million decrease in research and development personnel costs resulting from a decrease in headcount of research and development employees, which was partially a result of our restructuring completed in May 2024 and (ii) a $0.6 million increase in software subscription costs.
Sales and Marketing Expense

	Three Months Ended July 31,
(in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$80,497	$80,118	$379	0%
% of revenue	41%	45%
The increase in sales and marketing expense was primarily due to the net effect of (i) an increase of $3.9 million associated with severance and related activities as a result of the restructuring plan we implemented during the three months ended July 31, 2024 and (ii) a decrease in personnel costs of $3.8 million, which was a result of lower headcount after the completion of our restructuring in May 2024 and normal attrition. For additional information regarding restructuring charges, see Note 13, Restructuring Charges included in Part I, Item 1 of this Form 10-Q.
General and Administrative Expense

	Three Months Ended July 31,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$38,860	$25,068	$13,792	55%
% of revenue	20%	14%
The increase in general and administrative expense was primarily due to increases in (i) provision for credit losses of $9.1 million, which was primarily due to increased reserves for certain customers that we deemed to be uncollectible accounts, and (ii) personnel costs of $3.1 million, driven by increased stock compensation expense, primarily related to new grants during fiscal year 2025, as well as higher general and administrative headcount.

Other Income, Net

	Three Months Ended July 31,
(in thousands)	2024	2023	$ Change	% Change
Other income, net	$6,414	$7,237	$(823)	(11)%
% of revenue	3%	4%
The decrease in other income, net was primarily attributable to a $0.9 million decrease in interest income from our money market and short-term investment accounts as a result of lower average balances in our money market and short-term investment accounts, partially offset by higher interest rates.
Provision for Income Taxes

	Three Months Ended July 31,
(in thousands)	2024	2023	$ Change	% Change
Provision for income taxes	$4,486	$2,241	$2,245	100%
% of revenue	2%	1%
The increase in provision for income taxes was primarily related to the impact of customer withholding taxes and state taxes recorded in the three months ended July 31, 2024.

Comparison of the Six Months Ended July 31, 2024 and 2023
Revenue

	Six Months Ended July 31,
(in thousands)	2024	2023	$ Change	% Change
Subscription	$355,222	$321,117	$34,105	11%
Professional services	37,944	30,711	7,233	24%
Total revenue	$393,166	$351,828	$41,338	12%
The increase in subscription revenue was primarily due to increases in (i) revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform and (ii) demand for our solutions from new customers.
The increase in professional services revenue was primarily due to increased implementations and managed services performed compared to the prior year period.
Costs of Revenue and Gross Margin

	Six Months Ended July 31,
(in thousands)	2024	2023	$ Change	% Change
Costs of subscription revenue	$66,876	$55,259	$11,617	21%
Costs of professional services revenue	38,565	30,145	8,420	28%
Total costs of revenue	$105,441	$85,404	$20,037	23%
Gross margin - subscription	81%	83%
Gross margin - professional services	(2)%	2%
The increase in costs of subscription revenue was primarily due to (i) higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included an $8.7 million increase in our data and hosting costs and (ii) a $1.7 million increase in the amortization of capitalized research and development costs.
The increase in costs of professional services revenue was primarily due to (i) a $5.2 million increase in subcontractor costs as a result of higher partner delivery costs and (ii) higher personnel-related costs of $2.4 million as a result of increased headcount.
Gross margin for subscription decreased by 2 percentage points, primarily driven by increased costs associated with third-party cloud infrastructure and data. Gross margin for professional services decreased by 4 percentage points as we increased our investment in CCaaS delivery personnel in the first half of fiscal year 2025 to support future growth in our CCaaS solution.

Research and Development Expense

	Six Months Ended July 31,
(in thousands)	2024	2023	$ Change	% Change
Research and development	$46,161	$45,084	$1,077	2%
% of revenue	12%	13%
The increase in research and development expense was primarily due to an increase in software subscription costs of $0.9 million.
Sales and Marketing Expense

	Six Months Ended July 31,
(in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$167,981	$169,320	$(1,339)	(1)%
% of revenue	43%	48%
The decrease in sales and marketing expense was primarily due to the net impact of (i) a decrease in personnel-related costs of $1.9 million, which was a result of lower headcount after the completion of our restructuring in May 2024, (ii) an increase of $1.5 million as a result of higher marketing-related expenses, and (iii) a $1.1 million decrease associated with severance and related activities as a result of fewer sales and marketing employees being included in the restructuring implemented during the six months ended July 31, 2024 than the restructuring program implemented during the prior year.
General and Administrative Expense

	Six Months Ended July 31,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$67,961	$49,724	$18,237	37%
% of revenue	17%	14%
The increase in general and administrative expense was primarily due to (i) a $10.0 million increase in provision for credit losses, which was primarily due to increased reserves for certain customers that we deemed to be uncollectible accounts, and (ii) a $6.2 million increase in personnel-related costs driven by increased stock compensation expense, primarily related to new grants during fiscal year 2025, as well as higher general and administrative headcount.
Other Income, Net

	Six Months Ended July 31,
(in thousands)	2024	2023	$ Change	% Change
Other income, net	$13,914	$11,996	$1,918	16%
% of revenue	4%	3%
The increase in other income, net was primarily attributable to a $1.4 million increase in interest income from our money market and short-term investment accounts as a result of higher interest rates and higher average balances in our money market and short-term investment accounts.
Provision for Income Taxes

	Six Months Ended July 31,
(in thousands)	2024	2023	$ Change	% Change
Provision for income taxes	$7,061	$999	$6,062	607%
% of revenue	2%	—%
The increase in provision for income taxes was primarily related to the impact of customer withholding taxes and state taxes recorded in the six months ended July 31, 2024, as well as the impact of a $3.3 million valuation allowance release in Japan and Brazil during the six months ended July 31, 2023.

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
A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Non-GAAP gross profit and non-GAAP gross margin:
U.S. GAAP gross profit	$142,892	$134,998	$287,725	$266,424
Stock-based compensation expense and related charges (1)	717	710	1,324	1,423
Non-GAAP gross profit	$143,609	$135,708	$289,049	$267,847
Gross margin	72%	76%	73%	76%
Non-GAAP gross margin	73%	76%	74%	76%

Non-GAAP operating income:
U.S. GAAP operating (loss) income	$(87)	$5,489	$5,622	$2,296
Stock-based compensation expense and related charges (2)	15,243	15,724	29,867	29,839
Amortization of acquired intangible assets	50	50	100	100
Non-GAAP operating income	$15,206	$21,263	$35,589	$32,235
Operating margin	—%	3%	1%	1%
Non-GAAP operating margin	8%	12%	9%	9%
(1) Employer payroll tax related to stock-based compensation for the periods ended July 31, 2024 and 2023 was immaterial as it relates to the impact to gross profit.
(2) Includes $0.1 million and $0.9 million of employer payroll tax related to stock-based compensation for the three months ended July 31, 2024 and 2023, respectively, and $0.9 million and $1.7 million of employer payroll tax related to stock-based compensation expense for the six months ended July 31, 2024 and 2023, respectively.

	Three Months Ended July 31,
	2024			2023
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income reconciliation to net income
Net income	$1,841	$0.01	$0.01	$10,485	$0.04	$0.04
Add:
Stock-based compensation expense and related charges	15,243	0.06	0.05	15,724	0.06	0.05
Amortization of acquired intangible assets	50	0.00	0.00	50	0.00	0.00
Total additions, net	15,293	0.06	0.05	15,774	0.06	0.05
Non-GAAP net income	$17,134	$0.07	$0.06	$26,259	$0.10	$0.09
Weighted-average shares outstanding		260,830	271,934		268,900	283,853

	Six Months Ended July 31,
	2024			2023
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income reconciliation to net income
Net income	$12,475	$0.05	$0.04	$13,293	$0.05	$0.05
Add:
Stock-based compensation expense and related charges	29,867	0.11	0.11	29,839	0.11	0.10
Amortization of acquired intangible assets	100	0.00	0.00	100	0.00	0.00
Total additions, net	29,967	0.11	0.11	29,939	0.11	0.10
Non-GAAP net income	$42,442	$0.16	$0.15	$43,232	$0.16	$0.15
Weighted-average shares outstanding		266,187	279,695		267,271	282,951

(in thousands)	Six Months Ended July 31,
Free cash flow:	2024	2023
Net cash provided by operating activities	$63,034	$33,135
Purchase of property and equipment	(4,028)	(4,413)
Capitalized internal-use software	(6,291)	(5,744)
Free cash flow	$52,715	$22,978

Liquidity and Capital Resources
Overview
As of July 31, 2024, our principal sources of liquidity were $119.1 million of cash and cash equivalents and $349.3 million of highly liquid marketable securities. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.
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
During 2023, we entered into cash collateral agreements with J.P. Morgan Bank in lieu of a credit facility, through which approximately $6.4 million is outstanding as of July 31, 2024. Due to its long-term nature, the majority of this restricted cash is recorded within other non-current assets on the condensed consolidated balance sheets.
Material Cash Requirements
Our expected material cash requirements consist of contractually obligated expenditures. We have agreements in place with data and service providers that require us to make certain minimum guaranteed purchase commitments through fiscal year 2028, which totaled $131.1 million as of January 31, 2024, of which $69.5 million is due within twelve months. In the normal course of business we may renew existing contracts throughout the year. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2029. In August 2023, we signed a 10-year lease for a new corporate headquarters in New York, NY, which commenced on April 29, 2024, with payments beginning in December 2024. Refer to Note 7, Leases, included in Part I, Item 1 of this Form 10-Q for a discussion of our leases. There were no other significant changes in the Company’s material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the 2024 10-K.
On January 8, 2024, we entered into a share repurchase plan (the “2024 Share Repurchase Program”), whereby we could repurchase up to $100 million of our Class A common stock. On both March 26, 2024 and June 3, 2024, our board of directors approved an additional $100 million of repurchases under the 2024 Share Repurchase Program, bringing the total amount authorized for purchase under the 2024 Share Repurchase Program to $300 million.
During the three and six months ended July 31, 2024 we repurchased 17,119,411 and 25,460,052 shares, respectively, of our Class A common stock for a cost of $169.8 million and $271.0 million, respectively, including commissions. All of the shares repurchased have been returned to the Company’s authorized but unissued share reserve. As of July 31, 2024, we have completed the full purchase authorization of $300 million under the 2024 Share Repurchase Program. For additional information regarding the 2024 Share Repurchase Program, see “Issuer Purchases of Equity Securities” included in Part II, Item 2 of this Form 10-Q and Note 9, Stockholders’ Equity included in Part I, Item 1 of this Form 10-Q.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended July 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$63,034	$33,135
Net cash provided by (used in) investing activities	$145,843	$(92,593)
Net cash (used in) provided by financing activities	$(253,235)	$25,320
Our net income and cash flows provided by operating activities are influenced significantly by our investments in headcount to support growth and in costs of revenue to deliver our services. Non-cash charges primarily include depreciation and amortization, amortization/accretion on marketable securities, stock-based compensation, provision for credit losses, and non-cash lease expense. Our largest source of operating cash is cash collections from customers using our Unified-CXM platform and related services. Our primary uses of cash from operating activities are for employee-related costs, costs to deliver our revenue and marketing expenses.

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
Operating Activities
For the six months ended July 31, 2024, cash provided by operating activities was $63.0 million, which consisted of net income of $12.5 million, adjusted for non-cash expenses of $46.1 million and $4.4 million of net cash flows provided as a result of changes in operating assets and liabilities. The $4.4 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $67.3 million decrease in accounts receivable due to collections outpacing billings. This increase to cash flow from operations was partially offset by (i) a $26.7 million decrease in accrued expenses and other current liabilities primarily due to the timing of bonus and commission payments, (ii) a $15.3 million increase in prepaid expenses and other current assets due to higher prepaid hosting and data costs, (iii) a $9.3 million decrease in accounts payable due to timing of vendor payments, (iv) an $7.9 million decrease in deferred revenue as a result of recognized revenue exceeding billings, and (v) a $2.7 million decrease in operating lease liabilities due to ongoing payments for leased properties.
For the six months ended July 31, 2023, cash provided by operating activities was $33.1 million, which consisted of net income of $13.3 million, adjusted for non-cash expenses of $28.3 million, and $8.5 million of net cash flows used as a result of changes in operating assets and liabilities. The $8.5 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected (i) a $26.5 million decrease in accounts receivable due to increased collections and (ii) a $7.9 million decrease in prepaid expenses and other current assets due to decrease in prepaid hosting and data costs. These increases to cash flows from operations were partially offset by (i) a $25.6 million decrease in accrued expenses and other current liabilities primarily due to the timing of bonus and commission payments, (ii) an $7.9 million decrease in accounts payable due to timing of vendor payments, (iii) a $4.9 million increase in other non-current assets due to an increase in capitalized commissions and security deposits related to new leases, (iv) a $2.9 million decrease in operating lease liabilities due to increased payments for new leased properties in 2023 and (v) a $2.2 million decrease in deferred revenue as a result of revenue recognized on the deferred revenue balances at the beginning of the fiscal year.
Investing Activities
For the six months ended July 31, 2024, cash provided by investing activities was $145.8 million and primarily consisted of $292.3 million of sales and maturities of marketable securities, partially offset by $136.1 million of purchases of marketable securities.
For the six months ended July 31, 2023, cash used in investing activities was $92.6 million and primarily consisted of $288.7 million of purchases of marketable securities, partially offset by $206.3 million of sales and maturities of marketable securities.
Financing Activities
For the six months ended July 31, 2024, cash used in financing activities was $253.2 million, which consisted of payments for the 2024 Share Repurchase Program of $273.9 million, offset by $17.2 million of proceeds from the exercise of stock options and proceeds from the purchase of stock under our 2021 Employee Stock Purchase Plan (“ESPP”) of $3.4 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Co-Chief Executive Officers (the “Co-CEOs”) and Chief Financial Officer (the “CFO”), as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Co-CEOs and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2024. Based on such evaluation, our Co-CEOs and CFO concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended July 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our recent growth may not be indicative of our future growth. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
•We have incurred significant net losses in recent years, we may incur losses in the future and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•If we fail to effectively manage our growth and organizational change, our business and results of operations could be harmed.
•If we are not able to effectively develop platform enhancements, introduce new products or keep pace with technological developments, our business, results of operations and financial condition could be adversely affected.
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
•We and the third parties with whom we work are subject to stringent and changing obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation or mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
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
Risks Related to Our Growth
Our recent growth may not be indicative of our future growth. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $197.2 million and $178.5 million for the three months ended July 31, 2024 and 2023, respectively, and $393.2 million and $351.8 million for the six months ended July 31, 2024 and 2023, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
Other than the recent fiscal year ended January 31, 2024, we have incurred significant net losses in recent years, including a net loss of $55.7 million for the year ended January 31, 2023. We had an accumulated deficit of $735.4 million and $474.8 million as of July 31, 2024 and January 31, 2024, respectively. We expect that our costs will increase over time and our losses may continue, as we expect to invest significant additional funds in our business and incur costs relating to operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:
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
We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally and sell subscriptions in more than 80 countries. We also have experienced significant growth in the number of enterprises, end users, transactions and amount of data that our Unified-CXM platform and our associated hosting infrastructure support. As we continue to enter new markets and expand our international operations, we have launched new product innovations in recent years, which has led, and could continue to lead, to increased product and operational complexity, including increased implementation periods, which could adversely affect our business, results of operations and financial condition. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations.
In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable such customers to realize the benefits associated with our Unified-CXM platform. We may not be able to attract new customers to our Unified-CXM platform for a variety of reasons, including as a result of their use of traditional approaches to customer experience management, their internal timing or budget or the pricing of our Unified-CXM platform compared to products and services offered by our competitors. After a customer makes a purchasing decision, we often must also help them successfully implement our Unified-CXM platform in their organization.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance offered in periods of extreme uncertainty, such as the uncertainty caused by macroeconomic conditions, is inherently more speculative in nature than guidance offered in periods of relative stability. For example, we recorded a higher than expected provision for credit losses in the second quarter of fiscal year 2025, which caused certain of our operating results to fall below the guidance ranges provided for such metrics in the previous period. Accordingly, any guidance with respect to our projected financial performance is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted.
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
•our ability to collect on accounts receivable;
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
We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms of one to three years. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our Unified-CXM platform and potential changes in our pricing policies or rate of expansion or retention may not be fully reflected in our results of operations until future periods. For example, the impact of current economic uncertainties may cause customers to request better pricing, which may not be reflected immediately in our results of operations. In addition, customers have in the past and may continue in the future to slow their rate of expansion or reduce their number of licenses. We also may be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the term of the agreements with our customers. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
The failure to attract and retain qualified talent could prevent us from successfully executing our business strategy.
To successfully execute our business strategy, we must attract and retain highly qualified talent. There is high competition for executive officers, software engineers, product managers, account executives, sales leaders and other key talent in our industry. In particular, we compete with many other companies for engineers with high levels of experience in designing, developing and managing cloud-based software, as well as for technical sales, operations and general leadership. In addition, we believe that the success of our business and corporate culture depends on employing people with a variety of backgrounds and experiences, and the competition for such diverse talent is significant. Many of the companies with which we compete for diverse and experienced talent have greater resources than we do and can frequently offer substantially greater compensation and benefits than we can offer, including, in some cases, large equity packages and cash-based awards. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, including as a result of volatility or decline in the market price of our Class A common stock or changes in the perception about our future prospects, it may adversely affect our ability to recruit and retain highly qualified talent. In order to manage attrition, including as a result of recent decreases in our stock price and market volatility, we have issued, and may continue to issue, additional equity awards and increased cash compensation to attract and retain talent, which may impact results of operations or be dilutive to stockholders. We also face significant competition in hiring and attracting qualified talent in all aspects of our business, and the opportunity to work remotely or on a hybrid basis has also increased the competition for such talent. If we fail to attract new talent or fail to retain and motivate our current talent, our ability to maintain and grow our products and support our existing customers, attract new customers, respond to competitive pressures, and execute our business plan, would be at risk.
We rely on third-party data centers and cloud computing providers, and any interruption or delay in service from these facilities could impair the delivery of our Unified-CXM platform and harm our business.
We currently serve our customers from third-party data centers and cloud computing providers located around the world. Some of these facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, severe weather events, power loss, computer or telecommunication failures, service outages or losses, and similar events. They also may be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct or cybersecurity issues, including attacks enhanced or facilitated by artificial intelligence (“AI”) human error, terrorism, improper operation, unauthorized entry and data loss. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. We also may incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers that we use. Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.
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
Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, and may have interoperability difficulties with our Unified-CXM platform or other products. We have in the past experienced, and may in the future experience, delays in our planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We also have invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our Unified-CXM platform. If we are unable to successfully develop, release, acquire or integrate new products, features and functionality, or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, or if a customer is not satisfied with the quality of work performed by us or with the technical support services rendered, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, or make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction of our revenues, an increase in our bad debt expense or in collection cycles for accounts receivable or could cause us to incur the risk or expense of litigation.
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
In addition to the use of our own AI features within our products, we have also incorporated generative artificial intelligence (“Generative AI”) features into our product offerings and internal operations through third-party partners integrated with our products and tools, which has the potential to result in adverse effects to our financial condition, results or reputation. Generative AI features and services leverage existing and widely available technologies, such as those owned by OpenAI or alternative large language model providers. The use of Generative AI processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.
Use of AI or Generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development, maintenance and operation of deep learning datasets, and our customers’ reluctance or failure to adopt or implement our new products as intended. For example, AI and Generative AI algorithms use machine learning and/or content creation which, depending on the reliability of the model, may lead to flawed, biased, unexplained, and inaccurate results, which could lead to customer rejection or skepticism of such products. Emerging ethical issues surround the use of AI or Generative AI, and if our deployment or use of AI or Generative AI becomes controversial or is challenged by our current or prospective customers, we may be subject to reputational risk. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we or our customers input into the third-party Generative AI features in our products could be leaked, disclosed to others or used for improper purposes, including if sensitive information is used to train the third parties’ Generative AI models, in breach of our contractual agreements. Additionally, where the product ingests personal data or where it makes connections using such data, these AI or Generative AI processes may reveal or generate other personal or sensitive information which we could lose control over or impair our ability to fulfill certain data subject requests in compliance with certain privacy laws, such as requests to delete certain personal data ingested by the product. Further, unauthorized use or misuse of Generative AI by our employees, customers or others, including violation of internal policies or procedures or guidelines or contractual agreements and terms (including Acceptable Use or other policies and third-party terms), may result in disclosure or misuse of confidential company and customer data, reputational harm, privacy law violations, legal liability, or regulatory actions, including algorithmic disgorgement. Improper use of AI and Generative AI could result in biased outcomes and could lead to decisions that could harm certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. In addition, use of Generative AI may also lead to novel and urgent cybersecurity risks (such as if a bad actor “poisons” the Generative AI with bad inputs or logic), including the misuse of personal or business confidential data, which may adversely affect our operations and reputation. Further, use of our AI systems for unintended or improper use cases by customer users may alter the associated legal obligations upon Sprinklr, without our knowledge. We may not be able to detect, mitigate and remediate such misuse, and limitations of liability in contracts may be inadequate to address legal liability, fines, penalties and other regulatory actions resulting from such misuse.
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
Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws, the nature of which cannot be determined at this time as they continue to rapidly evolve and solidify. Several jurisdictions around the globe have already proposed or enacted laws or guidelines governing AI. For example, in October 2023, the Biden administration issued an executive order on AI that requires companies developing certain types of AI models to notify the federal government of certain safety test results and other information. As another example, the EU Artificial Intelligence Act (“EU AI Act”) has now come into force, which imposes a number of obligations on various parties related to the use of certain AI-powered systems, and other jurisdictions are beginning to adopt or prepare for adoption of similar laws. These laws may be more restrictive than the EU AI Act and may render the use of such technologies challenging. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with AI, particularly training AI using personal data. These obligations may make it harder for us to conduct our business using AI, develop innovative AI models and create potential for regulatory fines or penalties, require us to change our business practices, retrain our AI, prevent or limit our creation and use of AI or Generative AI, or delete or require us to disgorge certain algorithms. For example, the US Federal Trade Commission has required other companies to turn over or delete or disgorge valuable insights or trainings generated through the use of AI, or the AI models or algorithms themselves, where they allege the company has violated privacy and consumer protection laws. If we cannot use AI or Generative AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Further, intellectual property ownership and liability for violation of terms of use, open source licenses, infringement or misappropriation of intellectual property and violation of privacy or publicity rights are issues arising from the use of AI technologies that legislators are still attempting to establish and with which courts are still grappling. In addition, access to data from third-party sources, including data suppliers, may become more restricted in the future, which could negatively impact our development and deployment of products, including AI technologies, that rely on such data. Therefore, the use of AI technologies in connection with our products or operations may impact our business model or result in the inability to establish ownership of intellectual property or exposure to claims relating to the foregoing.
Moreover, our employee and personnel use Generative AI technologies to support their work, and the disclosure and use of personal data, is subject to various privacy laws and other privacy obligations. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits if we do not use (or are perceived to not use it) it in accordance with our internal policies and governance, or applicable laws and other obligations. Output from Generative AI systems that we use may infringe on third party intellectual property rights without us being aware. However, if we are unable to use Generative AI, it could make our business less efficient and result in competitive disadvantages. Additionally, sensitive information of the Company or our customers could be inadvertently leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, customers’ or vendors’ use of Generative AI technologies.
Our business and growth depend in part on the success of our strategic relationships with third parties, as well as on the continued availability and quality of feedback data from third parties over whom we do not have control.

We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business, including technology companies whose products integrate with ours. Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technologies or products, could adversely affect our relationships with our customers, damage our brand and reputation and result in delays or difficulties in our ability to provide our Unified-CXM platform. For example, we rely on third parties to support certain components of our communication and voice services. Failure of any of these third-party providers to provide their services, or if they materially increase the cost of their services, for any reason, could adversely affect our relationships with our customers, lead to increases in the price our customers pay for our products and services, damage our brand and reputation and result in delays or difficulties in our ability to provide certain services. We also rely on the availability and accuracy of various forms of client feedback and input data, including data solicited via survey or based on data sources across modern channels, and any changes in the availability or accuracy of such data could adversely impact our business and results of operations and harm our reputation and brand. In some cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to application programming interfaces (“APIs”) and data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable. We cannot accurately predict the potential impact of the termination of any of our agreements with social media networks and other data providers, including the impact on our access to the related APIs. There can be no assurance that following any such termination we would be able to maintain the current level of functionality of our platform in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations. In particular, X (formerly known as Twitter) provides us with certain data that supports our Unified-CXM platform pursuant to an agreement that expires on February 28, 2025. If our agreement with X expires, is not renewed on the same or similar terms or at all, or if it is terminated due to the failure or unwillingness of either party to perform its obligations thereunder, we may not be able to provide the same level of Unified-CXM insights to our customers and our business, results of operations and financial condition may be materially and adversely affected.
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
During the six months ended July 31, 2024, approximately 41% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.
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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of July 31, 2024, we owned 38 U.S. issued patents and 11 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
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
Risks Related to Litigation, Regulatory Compliance and Governmental Matters
Our business and operations could be negatively affected by any pending or future securities litigation or stockholder activism.
From time to time, we may be subject to securities class actions, derivative suits or other securities-related legal actions.
In the past, securities class action litigation have often been brought against a company following a decline in the market price of its securities. In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and board of directors’ attention and resources from our business. Additionally, securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
Any claims or litigation, even if fully indemnified or insured, could adversely affect our relationships with customers and business partners, damage our reputation, decrease customer demand for our services and make it more difficult to attract and retain qualified personnel, making it more difficult for us to compete effectively. In addition, lawsuits or legal claims involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions, as well as caps on amounts recoverable. Even if we believe that a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery. Our exposure under these matters may also include our indemnification obligations, to the extent that we have any, to current and former officers and directors against losses incurred in connection with these matters, including reimbursement of legal fees and other expenses.
As a result, pending or future lawsuits involving us, or our officers or directors, could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our Class A common stock.
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
Our continued growth, brand, reputation and ability to attract and retain customers depend in part on the ability of our customers to access our Unified-CXM platform at any time and within an acceptable amount of time. Our Unified-CXM platform is proprietary, and we are dependent on the expertise and efforts of members of our engineering, operations and software development teams for its continued performance. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our Unified-CXM platform concurrently and denial of service attacks or other security-related incidents. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to limit or reduce their use of our products, switch to our competitors or avoid our products and services. Additionally, our insurance policies may be insufficient to cover a claim made against us by any such customers affected by any errors, defects or other infrastructure problems. In some instances, we may not be able to rectify, remediate or even identify the cause or causes of these performance issues within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our Unified-CXM platform becomes more complex and our user traffic increases. If our Unified-CXM platform is unavailable or if users are unable to access our Unified-CXM platform within a reasonable amount of time, or at all, our business, results of operations and financial condition would be adversely affected. Moreover, some of our customer agreements include performance guarantees and service-level standards that obligate us to provide credits or termination rights in the event of a significant disruption in the functioning of our Unified-CXM platform.
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
We and the third parties with whom we work are subject to stringent and changing obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation or mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and conduct other activities with (which we collectively refer to as “process”) proprietary and confidential data, including personal data, intellectual property, and trade secrets, of ours or our customers (collectively, “confidential information”). Additionally, our customers can utilize our Unified-CXM platform to process confidential information or personal data relating to their employees, customers, partners and other individuals. Our data processing activities subject us to numerous global data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of confidential information by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (such as Section 5 of the Federal Trade Commission Act), and other laws, including wiretapping laws. For example, some privacy laws and other obligations may require us or our customers to obtain consent to process personal data in certain circumstances. Some of our data processing practices may be challenged under wiretapping laws, as we obtain customer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. In addition, we must comply with the FCC’s regulations that require us to protect private customer information about their use of telecommunications services, known as customer proprietary network information. Our inability or failure to adhere to applicable requirements could result in adverse consequences, including class action litigation, mass arbitration demands and statutory fines for noncompliance. In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making, which, even if not directly applicable to Sprinklr as a data processor, may be applicable to our customers. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, under the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”) noncompliance may carry fines of up to $7,500 per intentional violation; the CCPA also allows for a private right of action for certain data breaches. These laws, as well as other laws or regulations relating to data privacy and security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, may result in further uncertainty with respect to data privacy and security issues, and will require us to incur additional resource, costs and expenses in an effort to comply. The enactment of various laws has prompted similar legislative developments in other states, which has created a patchwork of overlapping nuanced state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to personal data than federal, foreign or other state laws, which may complicate compliance efforts. The federal government is also still considering comprehensive privacy legislation.
In addition, as we continue to expand our business activities, we are accessing additional types and greater volumes of potentially confidential or sensitive information that may subject us to additional privacy and security laws and obligations. For example, in certain limited instances, we may agree with specific customers to permit the exchange of protected health information through certain approved platform components. Our access to protected health information for specific agreed use cases on behalf of those customers that are covered entities and therefore subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), may subject us to HIPAA’s specific requirements relating to the privacy, security, and transmission of protected health information. To the extent that we become subject to HIPAA, our failure to comply could result in significant penalties. Additionally, to the extent that additional customers with whom we did not agree to permit the exchange of protected health information through our platforms in their capacity as covered entities nonetheless input or allow such information within the platform in violation of their contractual obligations with us, we could also be subject to additional compliance risks. Similar privacy, security, and transmission obligations may apply to us outside the United States if we process health information and other categories of sensitive or confidential information unknowingly, and our failure to comply could result in significant penalties.
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
We may also become subject to new laws in the EEA that regulate cybersecurity and non-personal data, such as the European Data Act. Depending on how these laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements and products to comply with such obligations.
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
We sometimes rely on data obtained from third-party data suppliers, and the sale of data to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining information from third parties carries risk to us as a data purchaser and onward provider to our customers. Regulators are increasingly scrutinizing the activities of third-party data suppliers, as well as those using the data from those third parties, and laws in the United States (including the CCPA and California Delete Act) and other jurisdictions, such as Europe (including GDPR, and the ePrivacy Directive), are likewise regulating such activity. These laws pose additional, material compliance risks to such suppliers, and these suppliers may not be able to supply us with personal data in compliance with these laws. Such laws may make it difficult for our suppliers to provide the data as the costs associated with the data materially increase. For example, some data suppliers are required to register as data brokers under California, Vermont, Texas and Oregon law and file reports with regulators, which exposes them to increased scrutiny. Additionally, the California Delete Act requires the California Privacy Protection Agency to establish by January 1, 2026 a mechanism to allow California consumers to submit a single, verifiable request to delete all of their personal data held by all registered data brokers and their service providers. Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for our suppliers to provide data to us that the costs associated with the data materially increase or may materially decrease the availability of data that our data suppliers can provide us. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, for example, where necessary by providing appropriate transparency notices to data subjects, obtaining necessary consents or where the data is not lawfully made available to us. In addition, there may be restrictions in their terms of use of which we are not aware.
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
Moreover, we are certified or assessed to be compliant with UK Cyberessentials, Spain ENS, TISAX, System and Organization Controls (“SOC”) 1, SOC 2, SOC 3, ISO 27001, PCI-DSS 4.0 and HIPAA (under Statements on Standards for Attestation Engagements (“SSAE”) 21 reporting) and maintain a Federal Risk and Authorizations Management Program (“FedRAMP”) LI-SaaS Authority to Operate (“ATO”). If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.
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
Business partners and other third parties with a strong influence on how consumers interact with our products, such as Apple, Google, Meta, Microsoft and Mozilla, may create new privacy controls or restrictions on their products and platforms, limiting the effectiveness of our services. With obligations relating to data privacy and security changing and imposing new and stringent obligations, and with some uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.
Additionally, if the third parties we work with, including our vendors or third-party service providers, violate applicable laws, rules or regulations or our policies, such violations also may put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our third party partners to comply with our data privacy or security obligations to customers or other third parties, or any of our other legal obligations relating to data privacy or security, may result in governmental investigations or inquiries (which have occurred in the past and may occur in the future), enforcement actions, litigation and mass arbitration demands, disputes or other claims, indemnification requests, restrictions on providing our services, claims or public statements against us by privacy advocacy groups or others, adverse press and widespread negative publicity, reputational damage, significant liability or fines and the loss of the trust of our customers, any of which could have a material adverse effect on our business, results of operations and financial condition. In particular, individuals have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
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
In addition, our Unified-CXM platform or other internal systems used for operating our business may be misconfigured or contain significant unmitigated weaknesses or vulnerabilities, resulting in a heightened exposure to internal and external threats. The processes used to implement technical and administrative controls to protect our systems and the data they contain may be ineffective in parts or entirely. Our employees, contractors, partners, vendors and customers could create situations whereby critical controls are bypassed, deactivated or otherwise reduced in effectiveness. Moreover, we may not have access to any effective control mechanisms that could mitigate these concerns or address new or advanced concerns.
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
The market price of our Class A common stock may fluctuate or decline substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance, including:
•price and volume fluctuations in the overall stock market from time to time, including as a result of any future share repurchase program implemented by the company;
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
•our involvement in any litigation, including class action lawsuits;
•governmental or regulatory actions or audits;
•regulatory or political developments in the United States, foreign countries or both, including potential implications from the upcoming presidential election in the United States;
•general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of bank closures, public health crises or geographical tensions and wars, such as the Russia-Ukraine war and the Israel-Hamas war (including any escalation or geographical expansion of these conflicts); and
•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of July 31, 2024 beneficially held approximately 46.0% of our outstanding capital stock, but controlled approximately 89.5% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.
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
As of July 31, 2024, our directors, executive officers and their respective affiliates beneficially owned, in the aggregate, approximately 98.1% of our Class B common stock, and controlled approximately 89.7% of the voting power of our outstanding capital stock. As a result, our directors, executive officers and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction.
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
Our business depends to a significant extent on the overall demand for enterprise cloud software products and on the economic health of our current and prospective customers. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability.

The Russia-Ukraine war has also added to, and the Israel-Hamas war and related regional tensions may add to, the extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, fluctuations in inflation and other macroeconomic pressures in the U.S. and the global economy could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of recent bank closures, public health crises, or political unrest, war or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced marketing budgets for our customers and potentially less demand for our platform. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition. To the extent that these weak economic conditions cause our existing customers or potential customers to reduce their budget for Unified-CXM solutions or to perceive spending on such systems as discretionary, demand for our Unified-CXM platform may be adversely affected. Moreover, general economic weakness may lead to longer collection cycles for payments due from our customers, an increase in customer bad debt and restructuring initiatives and associated expenses, and customers and potential customers may require financial concessions, all of which would limit our ability to grow our business and adversely affect our business, results of operations and financial condition.
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
•a special meeting of our stockholders may only be called by a majority of our board of directors, the chairperson of our board of directors or our Co-Chief Executive Officers;
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
None.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our repurchase of our Class A common stock during the three months ended July 31, 2024:

(in thousands, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2024 through May 31, 2024	3,290	$12.17	3,290	$29,421
June 1, 2024 through June 30, 2024	9,643	$9.10	9,643	$41,844
July 1, 2024 through July 31, 2024	4,186	$10.00	4,186	___(c)
(a) On January 4, 2024, we announced that our board of directors had approved a program (the “2024 Share Repurchase Program”) to periodically repurchase up to $100 million of our Class A common stock in negotiated off market transactions or in open market purchases, including through Rule 10b5-1 plans. On each of March 26, 2024 and June 3, 2024, our board of directors approved an additional $100 million of repurchases under the 2024 Share Repurchase Program, bringing the total amount of the 2024 Share Repurchase Program to $300 million. For additional information related to share repurchases, see Notes 9, Stockholders’ Equity included in Part I, Item 1 of this Form 10-Q.
(b)Average price paid per share includes direct acquisition costs but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.
(c)As of July 31, 2024, the entire $300 million of repurchases authorized under the 2024 Share Repurchase Program has been completed.

Item 5. Other Information
Insider Trading Arrangements
During our last fiscal quarter, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contracts, instructions or written plans for the purchase or sale of the Company’s securities.

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

10.1#	Sprinklr, Inc. Executive Severance and Change in Control Plan, effective May 1, 2019, as amended and restated on June 1, 2024.
10.2#	Employment Agreement, by and between the Registrant and Trac Pham, dated June 3, 2024.
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

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Chief Executive Officers and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
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

Date: September 4, 2024	By:	/s/ Manish Sarin
Manish Sarin
Chief Financial Officer
(Principal Financial Officer)

Date: September 4, 2024	By:	/s/ Marlise Ricci
Marlise Ricci
Chief Accounting Officer
(Principal Accounting Officer)