Form 10-Q
period 2024-10-31
Sprinklr, Inc.
filed 2024-12-04
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 29, 2024, the registrant had 138,048,271 shares of Class A common stock and 116,334,538 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

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
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategies for our Unified Customer Experience Management (“Unified-CXM”) platform and our Contact Center as a Service (“CCaaS”);
•our reliance on key talent and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of global economic uncertainty, including as a result of fluctuations in inflation and interest rates, and the Russia-Ukraine and Israel-Hamas wars (including an escalation or geographical expansion of these conflicts), on our business, financial condition and share price;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	October 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$93,239	$164,024
Marketable securities	383,404	498,531
Accounts receivable, net of allowance of $9.0 million and $5.3 million, respectively	174,218	267,731
Prepaid expenses and other current assets	78,916	70,690
Total current assets	729,777	1,000,976
Property and equipment, net	33,146	32,176
Goodwill and other intangible assets	49,913	50,145
Operating lease right-of-use assets	47,467	31,058
Other non-current assets	109,998	108,755
Total assets	$970,301	$1,223,110

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$32,693	$34,691
Accrued expenses and other current liabilities	67,923	93,187
Operating lease liabilities, current	7,228	5,730
Deferred revenue	311,009	374,552
Total current liabilities	418,853	508,160
Deferred revenue, non-current	2,737	506
Deferred tax liability, non-current	1,475	1,474
Operating lease liabilities, non-current	43,930	27,562
Other liabilities, non-current	6,282	5,704
Total liabilities	473,277	543,406
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 137,908,887 and 151,136,870 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	4	4
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 116,390,373 and 122,128,581 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively	4	4
Treasury stock, at cost, 14,130,784 and 14,130,784 shares as of October 31, 2024 and January 31, 2024, respectively	(23,831)	(23,831)
Additional paid-in capital	1,249,724	1,182,150
Accumulated other comprehensive loss	(4,031)	(3,836)
Accumulated deficit	(724,846)	(474,787)
Total stockholders’ equity	497,024	679,704
Total liabilities and stockholders’ equity	$970,301	$1,223,110
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Subscription	$180,634	$170,464	$535,856	$491,581
Professional services	20,055	15,861	57,999	46,572
Total revenue	200,689	186,325	593,855	538,153
Costs of revenue:
Costs of subscription	35,723	29,877	102,599	85,136
Costs of professional services	22,098	16,571	60,663	46,716
Total costs of revenue	57,821	46,448	163,262	131,852
Gross profit	142,868	139,877	430,593	406,301
Operating expense:
Research and development	23,280	23,146	69,441	68,230
Sales and marketing	77,576	75,446	245,557	244,766
General and administrative	34,123	28,096	102,084	77,820
Total operating expense	134,979	126,688	417,082	390,816
Operating income	7,889	13,189	13,511	15,485
Other income, net	5,495	6,328	19,409	18,324
Income before provision for income taxes	13,384	19,517	32,920	33,809
Provision for income taxes	2,929	2,550	9,990	3,549
Net income	$10,455	$16,967	$22,930	$30,260
Net income per share, basic	$0.04	$0.06	$0.09	$0.11
Weighted average shares used in computing net income per share, basic	253,807	271,202	262,030	268,596
Net income per share, diluted	$0.04	$0.06	$0.08	$0.11
Weighted average shares used in computing net income per share, diluted	261,972	288,121	275,109	285,985
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net income	$10,455	$16,967	$22,930	$30,260
Foreign currency translation adjustments	114	(1,368)	172	(1,300)
Unrealized gains (losses) on investments, net of tax	106	247	(367)	301
Total comprehensive income, net of tax	$10,675	$15,846	$22,735	$29,261
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2024	253,366	$8	$1,232,417	14,131	$(23,831)	$(4,251)	$(735,376)	$468,967
Stock-based compensation - equity classified awards	—	—	15,623	—	—	—	—	15,623
Exercise of stock options and vesting of restricted stock units	933	—	1,684	—	—	—	—	1,684
Common stock repurchased, including accrued excise tax	—	—	—	—	—	—	75	75
Other comprehensive income	—	—	—	—	—	220	—	220
Net income	—	—	—	—	—	—	10,455	10,455
Balance at October 31, 2024	254,299	$8	$1,249,724	14,131	$(23,831)	$(4,031)	$(724,846)	$497,024

Balance at July 31, 2023	270,318	$8	$1,128,689	14,131	$(23,831)	$(4,262)	$(483,318)	$617,286
Stock-based compensation - equity classified awards	—	—	14,091	—	—	—	—	14,091
Exercise of stock options and vesting of restricted stock units	2,256	—	10,981	—	—	—	—	10,981
Other comprehensive loss	—	—	—	—	—	(1,121)	—	(1,121)
Net income	—	—	—	—	—	—	16,967	16,967
Balance at October 31, 2023	272,574	$8	$1,153,761	14,131	$(23,831)	$(5,383)	$(466,351)	$658,204
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2024	273,265	$8	$1,182,150	14,131	$(23,831)	$(3,836)	$(474,787)	$679,704
Stock-based compensation - equity classified awards	—	—	45,252	—	—	—	—	45,252
Exercise of stock options and vesting of restricted stock units	6,039	—	18,919	—	—	—	—	18,919
Issuance of common shares upon ESPP purchases	455	—	3,403	—	—	—	—	3,403
Common stock repurchased, including accrued excise tax	(25,460)	—	—	—	—	—	(272,989)	(272,989)
Other comprehensive loss	—	—	—	—	—	(195)	—	(195)
Net income	—	—	—	—	—	—	22,930	22,930
Balance at October 31, 2024	254,299	$8	$1,249,724	14,131	$(23,831)	$(4,031)	$(724,846)	$497,024

Balance at January 31, 2023	263,741	$9	$1,074,149	14,131	$(23,831)	$(4,384)	$(496,611)	$549,332
Stock-based compensation - equity classified awards	—	—	43,310	—	—	—	—	43,310
Exercise of stock options and vesting of restricted stock units	8,305	—	32,331	—	—	—	—	32,331
Issuance of common shares upon ESPP purchases	528		3,970	—	—	—	—	3,970
Other adjustment	—	(1)	1	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(999)	—	(999)
Net income	—	—	—	—	—	—	30,260	30,260
Balance at October 31, 2023	272,574	$8	$1,153,761	14,131	$(23,831)	$(5,383)	$(466,351)	$658,204
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2024	2023
Cash flow from operating activities:
Net income	$22,930	$30,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,815	11,283
Provision for credit losses	12,413	3,370
Stock-based compensation, net of amounts capitalized	44,177	42,105
Non-cash lease expense	6,186	6,102
Deferred income taxes	38	(3,205)
Net amortization/accretion on marketable securities	(9,830)	(12,379)
Other non-cash items, net	207	56
Changes in operating assets and liabilities:
Accounts receivable	80,653	47,876
Prepaid expenses and other current assets	(9,129)	2,246
Other non-current assets	(1,867)	(8,424)
Accounts payable	(1,653)	(8,878)
Operating lease liabilities	(3,928)	(6,098)
Accrued expenses and other current liabilities	(21,929)	(23,744)
Deferred revenue	(60,462)	(26,807)
Other liabilities	604	399
Net cash provided by operating activities	72,225	54,162
Cash flow from investing activities:
Purchases of marketable securities	(329,258)	(443,850)
Proceeds from sales and maturities of marketable securities	453,863	362,797
Purchases of property and equipment	(5,000)	(6,494)
Capitalized internal-use software	(9,609)	(8,791)
Net cash provided by (used in) investing activities	109,996	(96,338)
Cash flow from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	18,919	32,331
Proceeds from issuance of common stock upon ESPP purchases	3,403	3,970
Payments for repurchase of Class A common shares	(273,873)	—
Net cash (used in) provided by financing activities	(251,551)	36,301
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(1,596)	(1,648)
Net change in cash, cash equivalents and restricted cash	(70,926)	(7,523)
Cash, cash equivalents and restricted cash at beginning of period	172,429	188,387
Cash, cash equivalents and restricted cash at end of period	$101,503	$180,864

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$5,773	$5,039

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$22,669	$18,121
Accrued purchases of property and equipment	$470	$2,192
Stock-based compensation expense capitalized in internal-use software	$1,825	$1,956
Accrued asset retirement obligations	$—	$117
Accrued excise tax on share repurchases	$2,011	$—
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

2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2024, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2024 are not necessarily indicative of the results to be expected for the year ending January 31, 2025 or for any other interim period or for any other future year.
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
Segments
The Company operates in one operating segment because the Company’s offerings operate on its single Customer Experience Management Platform, the Company’s products are deployed in a similar way, and the Company’s chief operating decision maker (“CODM”) evaluates the Company’s financial information and assesses the performance of the Company on a consolidated basis. The CODM does not receive discrete financial information about asset allocation, expense allocation, or profitability by product or geography. Because the Company operates in one operating segment, all required financial segment information can be found in the condensed consolidated financial statements.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows:

(in thousands)	October 31, 2024	January 31, 2024
Cash and cash equivalents	$93,239	$164,024
Restricted cash included in prepaid expenses and other current assets(1)	1,563	1,494
Restricted cash included in other non-current assets(2)	6,701	6,911
Total cash, cash equivalents and restricted cash	$101,503	$172,429

(1) At October 31, 2024, consisted of collateral for letters of credit issued in lieu of deposits on certain leases and customer contracts. At January 31, 2024, consisted primarily of cash that is restricted and is associated with certain credit card programs, which were closed in the second quarter of fiscal year 2025.
(2) Consists primarily of collateral for letters of credit issued in lieu of deposits on certain leases and customer contracts.
Accounts Receivable and Allowance
Changes in the allowance account for the periods presented were as follows:

	Nine Months Ended October 31,
(in thousands)	2024	2023
Allowance, beginning of period	$5,267	$3,156
Write-offs of uncollectible accounts, net	(8,382)	(1,311)
Provision for expected credit losses	12,102	3,021
Allowance, end of period	$8,987	$4,866
Concentration of Risk and Significant Customers
The Company’s financial instruments that are potentially subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits generally exceed federally insured limits.
To manage credit risk related to accounts receivable, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors, including customers’ credit risk and historical loss experience. The Company’s accounts receivable at October 31, 2024 are derived from invoiced customers located primarily in North America, Asia (which includes the Middle East), and Europe.
No single customer accounted for more than 10% of total revenue during the three and nine months ended October 31, 2024 and 2023.
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
Capitalized costs to obtain customer contracts as of October 31, 2024 were $132.6 million, of which $37.2 million is included in prepaid expenses and other current assets and $95.3 million within other non-current assets. Capitalized costs to obtain customer contracts as of January 31, 2024 were $135.8 million, of which $42.5 million is included in prepaid expenses and other current assets and $93.4 million within other non-current assets.
During the three months ended October 31, 2024 and 2023, the Company amortized $12.1 million and $12.2 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense. During the nine months ended October 31, 2024 and 2023, the Company amortized $35.9 million and $36.4 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
Deferred Revenue
Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. The Company recognized revenue of $172.9 million and $149.5 million for the three months ended October 31, 2024, and 2023, respectively, and $373.8 million and $296.0 million for the nine months ended October 31, 2024, and 2023, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. At October 31, 2024 and January 31, 2024, contract assets were $2.9 million and $4.3 million, respectively, and were included in prepaid expenses and other current assets.
Remaining Performance Obligation
Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. As of October 31, 2024, the Company’s RPO was $906.3 million, approximately $545.6 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Americas	$117,150	$110,096	$347,795	$321,013
EMEA	67,659	62,309	200,764	172,336
Other	15,880	13,920	45,296	44,804
Total revenue	$200,689	$186,325	$593,855	$538,153
The United States was the only country that represented more than 10% of the Company’s revenues, comprising $108.7 million and $101.8 million during the three months ended October 31, 2024 and 2023, respectively, and $323.6 million and $301.3 million during the nine months ended October 31, 2024 and 2023, respectively.

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets:

	October 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$97,583	$64	$(45)	$97,602
Municipal bonds	13,772	—	(18)	13,754
U.S. government and agency securities	148,858	49	(109)	148,798
Certificates of deposit	35,954	51	(1)	36,004
Commercial paper	87,252	34	(40)	87,246
Marketable securities	$383,419	$198	$(213)	$383,404

	January 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$98,642	$71	$(10)	$98,703
Municipal bonds	982	3	—	985
U.S. government and agency securities	185,464	140	(33)	185,571
Certificates of deposit	46,496	48	(1)	46,543
Commercial paper	166,595	155	(21)	166,729
Marketable securities	$498,179	$417	$(65)	$498,531
As of October 31, 2024 and January 31, 2024, the maturities of available-for-sale marketable securities did not exceed 12 months. Interest income from cash and cash equivalents and marketable securities was $5.6 million and $20.9 million for the three and nine months ended October 31, 2024, respectively, and $7.8 million and $21.7 million for the three and nine months ended October 31, 2023, respectively.
There were 44 and 64 debt securities in an unrealized loss position as of October 31, 2024 and January 31, 2024, respectively. The estimated fair value of these debt securities, for which an allowance for credit losses has not been recorded, was $159.8 million and $178.7 million as of October 31, 2024 and January 31, 2024, respectively. There were no expected credit losses recorded against the Company’s investment securities as of October 31, 2024 and January 31, 2024.

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
Refer to Note 5, Fair Value Measurements, for information about the Company’s fair value hierarchy for short-term marketable securities.

5. Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value on a recurring basis as of October 31, 2024 and January 31, 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	October 31, 2024			January 31, 2024
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash Equivalents:
Money market funds	$12,413	$—	$12,413	$52,647	$—	$52,647
Commercial paper	—	1,754	1,754	—	—	—
Marketable Securities:
Corporate bonds	—	97,602	97,602	—	98,703	98,703
Municipal bonds	—	13,754	13,754	—	985	985
U.S. government and agency securities	—	148,798	148,798	—	185,571	185,571
Certificates of deposit	—	36,004	36,004	—	46,543	46,543
Commercial paper	—	87,246	87,246	—	166,729	166,729
Total financial assets	$12,413	$385,158	$397,571	$52,647	$498,531	$551,178
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
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. government and agency securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities, as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of October 31, 2024 and January 31, 2024, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 31, 2024, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of October 31, 2024 and January 31, 2024, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	October 31, 2024	January 31, 2024
Prepaid hosting and data costs	$13,949	$1,673
Prepaid software costs	9,483	4,854
Prepaid marketing	2,831	1,208
Capitalized commissions costs, current portion	37,195	42,486
Contract assets	2,930	4,326
Security deposits, short-term	1,473	1,923
Taxes recoverable	2,993	3,561
Restricted cash	1,563	1,494
Employee advances	2,573	2,614
Other	3,926	6,551
Prepaid expenses and other current assets	$78,916	$70,690
Depreciation and Amortization Expense
Depreciation and amortization expense consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Depreciation and amortization expense	$1,405	$1,454	$4,511	$4,493
Amortization expense for capitalized internal-use software	$3,292	$2,500	$9,304	$6,790
The Company capitalized internal-use software costs, including stock-based compensation, of $3.9 million and $3.4 million for the three months ended October 31, 2024 and 2023, respectively, and $11.4 million and $10.7 million for the nine months ended October 31, 2024 and 2023, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	October 31, 2024	January 31, 2024
Bonuses	$15,409	$23,314
Commissions	7,945	18,502
Employee liabilities (1)	17,361	19,019
Purchased media costs (2)	1,635	1,683
Accrued restructuring costs (3)	414	—
Accrued sales and use tax liability	7,470	8,522
Accrued income taxes	8,044	4,529
Accrued deferred contract credits	1,123	2,204
Vendor and travel costs payable	1,918	4,160
Professional services	709	1,142
Asset retirement obligation	270	400
Withholding taxes payable	1,499	944
Other	4,126	8,768
Accrued expenses and other current liabilities	$67,923	$93,187
(1) Includes $2.3 million and $1.4 million of accrued employee contributions under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) at October 31, 2024 and January 31, 2024, respectively.
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

7. Leases
The Company has leases for corporate offices under non-cancelable operating leases with various expiration dates. The Company did not have any finance leases during the three and nine months ended October 31, 2024 and 2023.
On August 2, 2023, the Company entered into a 10-year operating lease agreement for a new corporate headquarters located in New York, NY. The Company has the option to extend the term for 60 months, which is not included in our right-of-use assets and lease liabilities as the lease renewal is not reasonably certain to be exercised. The lease commenced on April 29, 2024, with payments beginning in December 2024.
The components of lease expense were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$3,132	$2,877	$9,326	$8,160
Variable lease cost	358	328	1,006	937
Short-term lease cost	111	145	374	534
Total lease cost	$3,601	$3,350	$10,706	$9,631

The weighted average remaining lease term and discount rate were as follows:

	October 31, 2024	January 31, 2024
Weighted average remaining lease term (years)	7.22	6.20
Weighted average discount rate	8.69%	10.11%

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, were as follows:

(in thousands)
Fiscal year ended January 31, 2025 (remaining three months)	$2,581
2026	11,689
2027	10,645
2028	8,656
2029	7,281
2030	6,150
Thereafter	23,059
Total minimum lease payments	70,061
Less: imputed interest	(18,903)
Total	$51,158

8. Commitments and Contingencies
Letters of Credit
In April 2023, the Company terminated its credit facility with Silicon Valley Bank (“SVB”), while keeping its existing letters of credit in lieu of deposits on certain leases. As the Company no longer has a credit facility with SVB, it was required to collateralize these letters of credit with cash, totaling approximately $1.3 million outstanding as of October 31, 2024 and January 31, 2024, which the Company has therefore classified within restricted cash. As of October 31, 2024, $0.6 million of this restricted cash is recorded within prepaid expenses and other current assets and $0.7 million is recorded within other non-current assets on the condensed consolidated balance sheets. As of January 31, 2024, all of the restricted cash was recorded within other non-current assets on the condensed consolidated balance sheets, due to its long-term nature.
During 2023, the Company entered into cash collateral agreements with J.P. Morgan Bank in lieu of a letter of credit facility, through which approximately $6.9 million and $5.4 million is outstanding as of October 31, 2024 and January 31, 2024, respectively. As of October 31, 2024, $0.9 million of this restricted cash is recorded within prepaid expenses and other current assets and $6.0 million is recorded within other non-current assets on the condensed consolidated balance sheets. As of January 31, 2024, all of the restricted cash was recorded within other non-current assets on the condensed consolidated balance sheets, due to its long-term nature.
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

On August 13, 2024, a putative securities class action (the “Action”) was filed in the U.S. District Court for the Southern District of New York, captioned Boshart v. Sprinklr, Inc. et al, Case No. 1:24-cv-06132, naming the Company and certain of its officers as defendants. The plaintiff purports to bring suit on behalf of those who purchased or otherwise acquired the Company’s securities between March 29, 2023 and June 5, 2024 (the “Class Period”). The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, for alleged false and misleading statements during the putative Class Period about the Company’s business, operations and management, and primarily seeks compensatory damages for all affected members of the putative class. On November 22, 2024, the Court appointed a lead plaintiff for the putative class, changed the case title to In re Sprinklr, Inc. Securities Litigation, and directed the lead plaintiff to inform the Court by December 3, 2024 whether he seeks leave to file a superseding amended complaint and if so by what date he proposes to do so. The Company

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
intends to vigorously defend this lawsuit. Given the nature of the case, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the case or estimate the range of potential loss, if any.

Other Contractual Commitments
Other contractual commitments consist primarily of non-cancelable minimum guaranteed purchase commitments for various data, hosting and software services, which the Company may renew as part of the normal course of business. During the nine months ended October 31, 2024, the lease for the new corporate headquarters located in New York, NY commenced, which impacts the Company’s cash requirements. See Note 7 Leases for additional information. There were no other significant changes in the Company’s material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the 2024 10-K.

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
During the nine months ended October 31, 2024 the Company repurchased 25,460,052 shares of its Class A common stock for a cost of $271.0 million, including commissions. There were no share repurchases during the three months ended October 31, 2024. All of the Company’s repurchases are subject to a one percent excise tax enacted by the Inflation Reduction Act of 2022 (the “IRA”). The Company recorded excise taxes of $(0.1) million and $2.0 million during the three and nine months ended October 31, 2024, respectively, as part of the cost basis of shares acquired in its consolidated statement of stockholders’ equity. All of the shares repurchased have been returned to the Company’s authorized but unissued share reserve. During the second quarter of fiscal year 2025, the Company completed the full purchase authorization of $300 million under the 2024 Share Repurchase Program.

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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the nine months ended October 31, 2024 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
	(in thousands)		(in years)
Outstanding as of January 31, 2024	23,267	$6.66	5.9
Exercised	(3,361)	5.59
Forfeited	(864)	11.19
Expired	—	0.58
Outstanding as of October 31, 2024	19,042	$6.65	5.0

Exercisable as of October 31, 2024	17,523	$6.20	4.8
Vested and expected to vest as of October 31, 2024	18,974	$6.64	5.0
Summary of Restricted Stock Unit Activity
A summary of the Company’s RSU activity for the nine months ended October 31, 2024 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2024	9,259	$12.61
Granted	10,682	10.53
Released	(2,678)	12.74
Forfeited	(2,728)	12.20
Outstanding as of October 31, 2024	14,535	$11.13
Performance-Based Stock Units
As of October 31, 2024, the Company had 780,000 PSUs outstanding. These awards vest over a five-year period if certain performance and market conditions are met. The performance condition was met in June 2021 and the market conditions have not yet been met as of October 31, 2024. If the market conditions are not met on or prior to January 28, 2026, the associated awards will not vest and will be subsequently cancelled.
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Costs of subscription	$335	$268	$945	$858
Costs of professional services	400	331	1,081	1,139
Research and development	2,896	2,128	8,304	9,092
Sales and marketing	5,091	6,132	16,497	18,398
General and administrative	6,508	5,071	17,350	12,618
Stock-based compensation, net of amounts capitalized	15,230	13,930	44,177	42,105
Capitalized stock-based compensation	643	412	1,825	1,956
Total stock-based compensation	$15,873	$14,342	$46,002	$44,061

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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2024	2023	2024	2023
Net income per share – basic:
Numerator:
Net income	$10,455	$16,967	$22,930	$30,260
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	253,807	271,202	262,030	268,596
Net income per common share, basic	$0.04	$0.06	$0.09	$0.11
Net income per share – diluted:
Numerator:
Net income	$10,455	$16,967	$22,930	$30,260
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	253,807	271,202	262,030	268,596
Weighted-average effect of diluted securities:
Stock options	5,701	12,059	8,024	12,067
RSUs	2,464	4,072	4,971	4,743
Common stock warrants	—	742	68	579
ESPP	—	46	16	—
Weighted-average shares outstanding used in computing net income per share, diluted	261,972	288,121	275,109	285,985
Net income per common share, diluted	$0.04	$0.06	$0.08	$0.11
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Stock options	5,909	2,544	5,127	2,832
PSUs	780	780	780	780
RSUs	7,156	19	2,300	466
ESPP	16	—	—	493
Warrants to purchase common stock	628	—	—	—
Total shares excluded from net income per share	14,489	3,343	8,207	4,571

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
12. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended October 31, 2024 and 2023, the Company recorded an income tax provision of $2.9 million and $2.6 million, respectively. During the nine months ended October 31, 2024 and 2023, the Company recorded an income tax provision of $10.0 million and $3.5 million, respectively.
The Company’s effective tax rate generally differs from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets, partially offset by state taxes and the foreign tax rate differential on non-U.S. income. Additionally, following an assessment of the realizability of our deferred tax assets in Brazil and Japan, the Company released its previously established valuation allowances on these assets, resulting in a $3.3 million tax benefit being recorded during the nine months ended October 31, 2023.
The Company maintains a full valuation allowance against its U.S. deferred tax assets as of October 31, 2024 and regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses in the U.S. during the prior three years, including tax deductible stock compensation, and based on all available positive and negative evidence, the Company has determined that it is more likely than not that its U.S. deferred tax assets will not be realized as of October 31, 2024. However, given the Company’s current earnings and anticipated future earnings, it believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of material U.S. federal and state deferred tax assets and a corresponding income tax benefit for the period the release is recorded.
The IRA was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a new one percent excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and other items. As of October 31, 2024, the Company has accrued $2.0 million of excise taxes associated with the 2024 Share Repurchase Program. At this time, none of the IRA tax provisions are expected to have a material impact to the Company’s fiscal year 2025 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IRA.

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
In May 2024, the Company implemented an approved plan for restructuring its global workforce by approximately 3% to reduce operating costs and better align its workforce with the needs of its business. The majority of the associated costs, including severance and benefits, were incurred in the second quarter of fiscal year 2025. For the nine months ended October 31, 2024, the Company incurred a total of $3.0 million in restructuring costs, $2.2 million of which are recorded within sales and marketing expense on the Company’s condensed consolidated statements of operations and $0.4 million, $0.3 million, and $0.1 million being recorded within research and development, costs of professional services, and general and administrative, respectively. As of October 31, 2024, $2.6 million had been paid and the remaining $0.4 million is recorded within accrued expenses and other current liabilities, the majority of which is expected to be paid in the fourth quarter of fiscal 2025.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
14. Related Party Transactions
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, our Founder, Chairman and Co-Chief Executive Officer as of October 31, 2024, in connection with the provision of digital training services to the Company’s employees and certain Sprinklr customers. The Company paid approximately $0.1 million and $0.2 million to Lyearn in connection with the digital training services provided to employees during the nine months ended October 31, 2024 and 2023, respectively. There were no payments in connection with the digital training services provided to employees during each of the three months ended October 31, 2024 and 2023. The Company paid approximately $0.1 million to Lyearn in connection with the digital training services provided to a customer during each of the nine months ended October 31, 2024 and 2023. There were no payments in connection with the digital training services provided to a customer during each of the three months ended October 31, 2024 and 2023.
The company recognized expenses of $0.1 million during each of the three months ended October 31, 2024 and 2023 related to the arrangements. The Company recognized expenses of $0.2 million during each of the nine months ended October 31, 2024 and 2023 related to the arrangements. As of October 31, 2024 and January 31, 2024, the Company had outstanding payables of $0.1 million and $0.2 million, respectively, related to the arrangements.
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

15. Subsequent Events
On October 31, 2024, the Company’s board of directors appointed Rory Read to serve as its President and Chief Executive Officer and principal executive officer, effective as of November 5, 2024. In connection with this appointment Mr. Reid was granted 2,137,500 RSUs and 2,137,500 PSUs with certain performance requirements.

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
Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 80 countries, and our AI powered CXM platform recognizes over 150 languages. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of October 31, 2024, we had 147 large customers, compared to 123 as of October 31, 2023.
Recent Events
On October 31, 2024, our board of directors appointed Rory Read to serve as our President and Chief Executive Officer and principal executive officer, effective as of November 5, 2024 (the “Effective Date”). Mr. Read was also appointed, as of the Effective Date, to serve as a member of our board of directors as a Class III director. Mr. Read will succeed Ragy Thomas and Trac Pham. Mr Thomas has transitioned from his Co-CEO role to Advisor to the CEO and will work closely with Mr. Read while continuing to serve as Founder and Chairman of the Board. Trac Pham will transition from his Co-CEO and Board of Directors roles to an advisory role.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. As of October 31, 2024, our RPO expected to be recognized as revenue was $906.3 million and our cRPO was $545.6 million.

Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes subscription revenue from new customers. Our NDE, on a trailing 12-month basis, was 107.3% and 117.7% for the 12-month periods ending October 31, 2024 and 2023, respectively. The decrease year-over-year was driven by a combination of elevated churn exacerbated by the current macroeconomic environment.
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including fluctuations in inflation and interest rates and the Russia-Ukraine and Israel-Hamas wars (including an escalation or geographical expansion of these conflicts), have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. While we have experienced growing inflationary pressures on the cost of wages, rent and data, the net result of inflationary impacts and our efforts to mitigate these impacts have not been material to us during the periods included in this report. In addition, general economic weakness may lead to longer collection cycles for payments due from our customers and an increase in customer bad debt, as well as restructuring initiatives and associated expenses, and customers and potential customers may require extended financial concessions.
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
We expect that our general and administrative expense may increase in absolute dollars as we continue to grow our business. We also anticipate that we will incur additional costs for employees and third-party consulting services, which may cause our general and administrative expense to fluctuate as a percentage of revenue from period to period.
Other Income, Net
Other income, net, consists of interest income on invested cash and cash equivalents and marketable securities, interest expense, foreign currency transaction gains and losses and other expenses and gains.

Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and U.S. jurisdictions in which we conduct business. Our annual estimated effective tax rate differed from the U.S. federal statutory rate primarily due to a full valuation allowance related to our U.S. deferred tax assets, partially offset by U.S. current state taxes and foreign tax rate differential on non-U.S. income and discrete items relating to releases of valuation allowances in certain foreign jurisdictions. To the extent that sufficient positive evidence becomes available, we may release all or a portion of our valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and an associated income tax benefit for the period in which such release is recorded. The exact timing and amount of the valuation allowance release are dependent on the basis of the level of sustained U.S. profitability that we are able to actually achieve, as well as the amount of tax deductible stock compensation, which is driven by the share price of our common stock, and macroeconomic conditions, among other factors.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Revenue:
Subscription	$180,634	$170,464	$535,856	$491,581
Professional services	20,055	15,861	57,999	46,572
Total revenue	200,689	186,325	593,855	538,153
Costs of revenue:
Costs of subscription (1)	35,723	29,877	102,599	85,136
Costs of professional services (1)	22,098	16,571	60,663	46,716
Total costs of revenue	57,821	46,448	163,262	131,852
Gross profit	142,868	139,877	430,593	406,301
Operating expense:
Research and development (1)	23,280	23,146	69,441	68,230
Sales and marketing (1)	77,576	75,446	245,557	244,766
General and administrative (1)	34,123	28,096	102,084	77,820
Total operating expense	134,979	126,688	417,082	390,816
Operating income	7,889	13,189	13,511	15,485
Other income, net	5,495	6,328	19,409	18,324
Income before provision for income taxes	13,384	19,517	32,920	33,809
Provision for income taxes	2,929	2,550	9,990	3,549
Net income	$10,455	$16,967	$22,930	$30,260
(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Costs of subscription	$335	$268	$945	$858
Costs of professional services	400	331	1,081	1,139
Research and development	2,896	2,128	8,304	9,092
Sales and marketing	5,091	6,132	16,497	18,398
General and administrative	6,508	5,071	17,350	12,618
Stock-based compensation expense, net of amounts capitalized	$15,230	$13,930	$44,177	$42,105

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue (1):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue:
Subscription	90%	91%	90%	91%
Professional services	10%	9%	10%	9%
Total revenue	100%	100%	100%	100%
Costs of revenue:
Costs of subscription	18%	16%	17%	16%
Costs of professional services	11%	9%	10%	9%
Total costs of revenue	29%	25%	27%	25%
Operating expense:
Research and development	12%	12%	12%	13%
Sales and marketing	39%	41%	41%	45%
General and administrative	17%	15%	17%	14%
Total operating expense	67%	68%	70%	72%
Operating income	4%	7%	2%	3%
Other income, net	3%	3%	3%	3%
Income before provision for income taxes	7%	10%	6%	6%
Provision for income taxes	1%	1%	2%	0%
Net income	5%	9%	4%	6%
(1) Totals may not foot due to rounding

Comparison of the Three Months Ended October 31, 2024 and 2023
Revenue

	Three Months Ended October 31,
(in thousands)	2024	2023	$ Change	% Change
Subscription	$180,634	$170,464	$10,170	6%
Professional services	20,055	15,861	4,194	26%
Total revenue	$200,689	$186,325	$14,364	8%
The increase in subscription revenue was primarily due to increased revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform, as well as demand for our solutions from new customers. Such growth was partially offset by certain existing customers purchasing fewer quantities of current subscription solutions within our platform, partially driven by macroeconomic challenges.
The increase in professional services revenue was primarily due to continued growth in both implementations and managed services related to Contact Center as a Service (“CCaaS”) delivery capabilities.

Costs of Revenue and Gross Margin

	Three Months Ended October 31,
(in thousands)	2024	2023	$ Change	% Change
Costs of subscription revenue	$35,723	$29,877	$5,846	20%
Costs of professional services revenue	22,098	16,571	5,527	33%
Total costs of revenue	$57,821	$46,448	$11,373	24%
Gross margin - subscription	80%	82%
Gross margin - professional services	(10)%	(4)%
The increase in costs of subscription revenue was primarily due to (i) higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a $4.6 million increase in our data and hosting costs and (ii) an $0.8 million increase in the amortization of capitalized research and development costs.
The increase in costs of professional services revenue was primarily due to (i) a $3.6 million increase in subcontractor costs as a result of higher partner delivery costs associated with increased professional services revenue and (ii) higher personnel-related costs of $1.4 million as a result of increased headcount.
Gross margin for subscription decreased by two percentage points, primarily driven by increased costs associated with third-party cloud infrastructure and data. Gross margin for professional services decreased by six percentage points, as we increased our investment in CCaaS delivery personnel in fiscal year 2025 to support future growth in our CCaaS solution.
Research and Development Expense

	Three Months Ended October 31,
(in thousands)	2024	2023	$ Change	% Change
Research and development	$23,280	$23,146	$134	1%
% of revenue	12%	12%
Research and development expense remained relatively flat during the three months ended October 31, 2024 as compared to the prior year period.
Sales and Marketing Expense

	Three Months Ended October 31,
(in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$77,576	$75,446	$2,130	3%
% of revenue	39%	41%
The increase in sales and marketing expense was primarily due to (i) an increase in software subscription costs of $0.8 million, (ii) an increase in marketing-related expenses of $0.6 million and (iii) an increase in personnel costs of $0.3 million as we continue to invest in our sales resources, including higher compensation costs, partially offset by lower severance expense due to minimal restructuring activities compared to the prior year period. For additional information regarding restructuring charges, see Note 13, Restructuring Charges included in Part I, Item 1 of this Form 10-Q.
General and Administrative Expense

	Three Months Ended October 31,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$34,123	$28,096	$6,027	21%
% of revenue	17%	15%
The increase in general and administrative expense was primarily due to (i) an increase in consulting costs of $4.7 million primarily related to strategic projects and (ii) an increase personnel costs of $3.3 million, driven by higher general and administrative headcount, as well as increased stock compensation expense, primarily related to new grants during fiscal year 2025. These increases were partially offset by a decrease in professional fees of $1.2 million, as a result of lower legal-related costs.

Other Income, Net

	Three Months Ended October 31,
(in thousands)	2024	2023	$ Change	% Change
Other income, net	$5,495	$6,328	$(833)	(13)%
% of revenue	3%	3%

The decrease in other income, net was primarily due to the net effect of (i) a $2.3 million decrease in interest income from our money market and short-term investment accounts as a result of lower average balances in these accounts and lower average interest rates and (ii) an increase of $1.5 million associated with net foreign currency gains.
Provision for Income Taxes

	Three Months Ended October 31,
(in thousands)	2024	2023	$ Change	% Change
Provision for income taxes	$2,929	$2,550	$379	15%
% of revenue	1%	1%
The increase in provision for income taxes was primarily related to the impact of customer withholding taxes and state taxes recorded in the three months ended October 31, 2024.

Comparison of the Nine Months Ended October 31, 2024 and 2023
Revenue

	Nine Months Ended October 31,
(in thousands)	2024	2023	$ Change	% Change
Subscription	$535,856	$491,581	$44,275	9%
Professional services	57,999	46,572	11,427	25%
Total revenue	$593,855	$538,153	$55,702	10%
The increase in subscription revenue was primarily due to increased revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform, as well as demand for our solutions from new customers. Such growth was partially offset by certain existing customers purchasing fewer quantities of current subscription solutions within our platform, partially driven by macroeconomic challenges.
The increase in professional services revenue was primarily due to continued growth in both implementations and managed services related to CCaaS delivery capabilities.

Costs of Revenue and Gross Margin

	Nine Months Ended October 31,
(in thousands)	2024	2023	$ Change	% Change
Costs of subscription revenue	$102,599	$85,136	$17,463	21%
Costs of professional services revenue	60,663	46,716	13,947	30%
Total costs of revenue	$163,262	$131,852	$31,410	24%
Gross margin - subscription	81%	83%
Gross margin - professional services	(5)%	0%
The increase in costs of subscription revenue was primarily due to (i) higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a $13.3 million increase in our data and hosting costs and (ii) a $2.5 million increase in the amortization of capitalized research and development costs.
The increase in costs of professional services revenue was primarily due to (i) an $8.8 million increase in subcontractor costs as a result of higher partner delivery costs associated with increased professional services revenue and (ii) higher personnel-related costs of $3.8 million as a result of increased headcount.

Gross margin for subscription decreased by two percentage points, primarily driven by increased costs associated with third-party cloud infrastructure and data. Gross margin for professional services decreased by five percentage points as we increased our investment in CCaaS delivery personnel in fiscal year 2025 to support future growth in our CCaaS solution.
Research and Development Expense

	Nine Months Ended October 31,
(in thousands)	2024	2023	$ Change	% Change
Research and development	$69,441	$68,230	$1,211	2%
% of revenue	12%	13%
The increase in research and development expense was primarily due to an increase in software subscription costs of $1.1 million.
Sales and Marketing Expense

	Nine Months Ended October 31,
(in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$245,557	$244,766	$791	—%
% of revenue	41%	45%
The increase in sales and marketing expense was primarily due to (i) a $2.0 million increase in marketing-related expenses and (ii) an increase in travel and related costs of $1.3 million. These increases were partially offset by (i) a $2.0 million decrease in severance and related costs as a result of fewer sales and marketing employees being included in the restructuring implemented during the nine months ended October 31, 2024 than the restructuring program implemented during the prior year and (ii) a decrease in personnel-related costs of $0.6 million primarily due to lower stock-based compensation expense as a result of reduced sales and marketing headcount.
General and Administrative Expense

	Nine Months Ended October 31,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$102,084	$77,820	$24,264	31%
% of revenue	17%	14%
The increase in general and administrative expense was primarily due to (i) a $9.5 million increase in personnel-related costs driven by increased stock compensation expense, primarily related to new grants during fiscal year 2025, as well as higher general and administrative headcount, (ii) a $9.0 million increase in provision for credit losses due to increased reserves for certain customers that we deemed to be uncollectible accounts and (iii) a $6.7 million increase in consulting costs primarily related to strategic projects.
Other Income, Net

	Nine Months Ended October 31,
(in thousands)	2024	2023	$ Change	% Change
Other income, net	$19,409	$18,324	$1,085	6%
% of revenue	3%	3%
The increase in other income, net was primarily attributable to a $2.0 million increase in net foreign currency gains, partially offset by a $0.8 million decrease in interest income from our money market and short-term investment accounts as a result of lower average balances in these accounts, partially offset by higher average interest rates.
Provision for Income Taxes

	Nine Months Ended October 31,
(in thousands)	2024	2023	$ Change	% Change
Provision for income taxes	$9,990	$3,549	$6,441	181%
% of revenue	2%	—%
The increase in provision for income taxes was primarily related to the impact of customer withholding taxes and state taxes recorded in the nine months ended October 31, 2024, as well as the impact of a $3.3 million valuation allowance release in Japan and Brazil during the nine months ended October 31, 2023.

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
A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2024	2023	2024	2023
Non-GAAP gross profit and non-GAAP gross margin:
U.S. GAAP gross profit	$142,868	$139,877	$430,593	$406,301
Stock-based compensation expense and related charges (1)	740	612	2,064	2,035
Non-GAAP gross profit	$143,608	$140,489	$432,657	$408,336
Gross margin	71%	75%	73%	75%
Non-GAAP gross margin	72%	75%	73%	76%

Non-GAAP operating income:
U.S. GAAP operating income	$7,889	$13,189	$13,511	$15,485
Stock-based compensation expense and related charges (2)	15,376	14,204	45,243	44,043
Amortization of acquired intangible assets	18	50	118	150
Non-GAAP operating income	$23,283	$27,443	$58,872	$59,678
Operating margin	4%	7%	2%	3%
Non-GAAP operating margin	12%	15%	10%	11%
(1) Employer payroll tax related to stock-based compensation for the periods ended October 31, 2024 and 2023 was immaterial as it relates to the impact to gross profit.
(2) Includes $0.1 million and $0.3 million of employer payroll tax related to stock-based compensation for the three months ended October 31, 2024 and 2023, respectively, and $1.1 million and $1.9 million of employer payroll tax related to stock-based compensation expense for the nine months ended October 31, 2024 and 2023, respectively.

	Three Months Ended October 31,
	2024			2023
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income reconciliation to net income
Net income	$10,455	$0.04	$0.04	$16,967	$0.06	$0.06
Add:
Stock-based compensation expense and related charges	15,376	0.06	0.06	14,204	0.06	0.05
Amortization of acquired intangible assets	18	0.00	0.00	50	0.00	0.00
Total additions, net	15,394	0.06	0.06	14,254	0.06	0.05
Non-GAAP net income	$25,849	$0.10	$0.10	$31,221	$0.12	$0.11
Weighted-average shares outstanding		253,807	261,972		271,202	288,121

	Nine Months Ended October 31,
	2024			2023
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income reconciliation to net income
Net income	$22,930	$0.09	$0.08	$30,260	$0.11	$0.11
Add:
Stock-based compensation expense and related charges	45,243	0.17	0.17	44,043	0.17	0.15
Amortization of acquired intangible assets	118	0.00	0.00	150	0.00	0.00
Total additions, net	45,361	0.17	0.17	44,193	0.17	0.15
Non-GAAP net income	$68,291	$0.26	$0.25	$74,453	$0.28	$0.26
Weighted-average shares outstanding		262,030	275,109		268,596	285,985

(in thousands)	Nine Months Ended October 31,
Free cash flow:	2024	2023
Net cash provided by operating activities	$72,225	$54,162
Purchase of property and equipment	(5,000)	(6,494)
Capitalized internal-use software	(9,609)	(8,791)
Free cash flow	$57,616	$38,877

Liquidity and Capital Resources
Overview
As of October 31, 2024, our principal sources of liquidity were $93.2 million of cash and cash equivalents and $383.4 million of highly liquid marketable securities. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.
Letters of Credit and Restricted Cash
In April 2023, we terminated our credit facility with Silicon Valley Bank (“SVB”), while keeping our existing letters of credit in lieu of deposits on certain leases. As we no longer have a credit facility with SVB, we were required to collateralize these letters of credit with cash, totaling approximately $1.3 million, which we therefore have classified within restricted cash. As of October 31, 2024, $0.6 million of this restricted cash is recorded within prepaid expenses and other current assets and $0.7 million is recorded within other non-current assets on the condensed consolidated balance sheets.
During 2023, we entered into cash collateral agreements with J.P. Morgan Bank in lieu of a credit facility, through which approximately $6.9 million is outstanding as of October 31, 2024. As of October 31, 2024, $0.9 million of this restricted cash is recorded within prepaid expenses and other current assets and $6.0 million is recorded within other non-current assets on the condensed consolidated balance sheets.
Material Cash Requirements
Our expected material cash requirements consist of contractually obligated expenditures. We have agreements in place with data and service providers that require us to make certain minimum guaranteed purchase commitments through fiscal year 2028, which totaled $131.1 million as of January 31, 2024, of which $69.5 million is due within twelve months. In the normal course of business we may renew existing contracts throughout the year. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2035. In August 2023, we signed a 10-year lease for a new corporate headquarters in New York, NY, which commenced on April 29, 2024, with payments beginning in December 2024. Refer to Note 7, Leases, included in Part I, Item 1 of this Form 10-Q for a discussion of our leases. There were no other significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the 2024 10-K.
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
During the nine months ended October 31, 2024 we repurchased 25,460,052 shares, of our Class A common stock for a cost of $271.0 million, including commissions. There were no share repurchases during the three months ended October 31, 2024. All of the shares repurchased have been returned to our authorized but unissued share reserve. During the second quarter of fiscal year 2025, we completed the full purchase authorization of $300 million under the 2024 Share Repurchase Program. For additional information regarding the 2024 Share Repurchase Program, see Note 9, Stockholders’ Equity included in Part I, Item 1 of this Form 10-Q.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended October 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$72,225	$54,162
Net cash provided by (used in) investing activities	$109,996	$(96,338)
Net cash (used in) provided by financing activities	$(251,551)	$36,301
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
Operating Activities
For the nine months ended October 31, 2024, cash provided by operating activities was $72.2 million, which consisted of net income of $22.9 million, adjusted for non-cash expenses of $67.0 million and $17.7 million of net cash flows used as a result of changes in operating assets and liabilities. The $17.7 million of net cash flows used as a result of changes in our operating assets and liabilities reflected an $80.7 million decrease in accounts receivable due to collections outpacing billings. This increase to cash flow from operations was partially offset by (i) a $60.5 million decrease in deferred revenue as a result of recognized revenue exceeding billings, (ii) a $21.9 million decrease in accrued expenses and other current liabilities primarily due to the timing of bonus and commission payments, (iii) an $9.1 million increase in prepaid expenses and other current assets due to higher prepaid hosting and data costs, and (iv) a $3.9 million decrease in operating lease liabilities due to ongoing payments for leased properties.
For the nine months ended October 31, 2023, cash provided by operating activities was $54.2 million, which consisted of net income of $30.3 million, adjusted for non-cash expenses of $47.3 million, and $23.4 million of net cash flows used as a result of changes in operating assets and liabilities. The $23.4 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a $47.9 million decrease in accounts receivable due to increased collections. This increase to cash flows from operations was partially offset by (i) a $26.8 million decrease in deferred revenue as a result of revenue recognized on the deferred revenue balances at the beginning of the fiscal year and timing of billings, (ii) a $23.7 million decrease in accrued expenses and other current liabilities primarily due to the timing of bonus and commission payments, (iii) an $8.9 million decrease in accounts payable due to timing of vendor payments, (iv) an $8.4 million increase in other non-current assets due to an increase in capitalized commissions and collateral for letters of credit issued in lieu of deposits on certain leases and customer contracts, as well as security deposits in lieu of letters of credit for customer contracts, and (v) a $6.1 million decrease in operating lease liabilities due to ongoing payments for leased properties.
Investing Activities
For the nine months ended October 31, 2024, cash provided by investing activities was $110.0 million and primarily consisted of $453.9 million of sales and maturities of marketable securities, partially offset by $329.3 million of purchases of marketable securities.
For the nine months ended October 31, 2023, cash used in investing activities was $96.3 million and primarily consisted of $443.9 million of purchases of marketable securities, partially offset by $362.8 million of sales and maturities of marketable securities.
Financing Activities
For the nine months ended October 31, 2024, cash used in financing activities was $251.6 million, which consisted of payments for the 2024 Share Repurchase Program of $273.9 million, offset by $18.9 million of proceeds from the exercise of stock options and $3.4 million of proceeds from the purchase of stock under our 2021 Employee Stock Purchase Plan (“ESPP”).
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
Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included in Part I, Item 1 of this Form 10-Q and Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of the 2024 10-K for a discussion of our significant accounting policies. There have been no material changes to our critical accounting policies and accounting estimates as compared to those disclosed in the 2024 10-K with the exception of estimates related to our U.S. deferred tax assets. We maintain a full valuation allowance against our U.S. deferred tax assets as of October 31, 2024 and regularly assess the need for a valuation allowance against our deferred tax assets.

Income Taxes
We have determined that it is more likely than not that our U.S. deferred tax assets will not be realizable as of October 31, 2024. In determining the need, or continued need, for a valuation allowance, we considered the weighting of the positive and negative evidence, which includes, among other things, cumulative losses including tax deductible stock compensation expense, future growth, forecasted earnings and future taxable income. However, given our current earnings, anticipated future earnings and future taxable income, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that the U.S. valuation allowance will no longer be needed. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. See note 12, Income Taxes, included in Part I, Item 1 of this Form 10-Q for additional discussion of our valuation allowance.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2024. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended October 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue was $200.7 million and $186.3 million for the three months ended October 31, 2024 and 2023, respectively, and $593.9 million and $538.2 million for the nine months ended October 31, 2024 and 2023, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
Other than the recent fiscal year ended January 31, 2024, we have incurred significant net losses in recent years, including a net loss of $55.7 million for the year ended January 31, 2023. We had an accumulated deficit of $724.8 million and $474.8 million as of October 31, 2024 and January 31, 2024, respectively. We expect that our costs will increase over time and our losses may continue, as we expect to invest significant additional funds in our business and incur costs relating to operating as a public company. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:
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
We currently serve our customers from third-party data centers and cloud computing providers located around the world. Some of these facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, severe weather events, power loss, computer or telecommunication failures, service outages or losses, and similar events. They also may be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct or cybersecurity issues, including attacks enhanced or facilitated by artificial intelligence (“AI”) human error, terrorism, improper operation, unauthorized entry and data loss. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. We also may incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers and equipment that we use. Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.
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
Further, our leases and other agreements with data centers and cloud computing providers expire at various times, and the owners of our data center facilities and cloud computing providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Additionally, certain of our data center and clouding computing provider agreements may be terminable for convenience by the counterparty. If services are interrupted at any of these facilities or providers, such agreements are terminated, or we are unable to renew these agreements on commercially reasonable terms or at all, or if one of our data center or cloud computing providers is acquired or encounters financial difficulties, including bankruptcy, we may be required to transfer our data, servers and other infrastructure to new data centers and cloud computing providers, and we may incur significant costs and possible service interruptions in connection with doing so. In addition, if we do not accurately plan for our data center and cloud computing capacity requirements and we experience significant strains on our data center and cloud computing capacity, we may experience delays and additional expenses in arranging new data center and cloud computing arrangements, and our customers could experience service outages that may subject us to financial liabilities, result in customer losses and dissatisfaction, and materially adversely affect our business, operating results and financial condition.
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
In addition to the use of our own AI features within our products, we have also incorporated generative artificial intelligence (“Generative AI”) into our product offerings and internal operations through third-party partners, which has the potential to result in adverse effects to our financial condition, results or reputation. Generative AI features and services leverage existing and widely available technologies, such as those owned by Microsoft Azure, OpenAI or alternative large language model providers. The use of Generative AI technology and processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.
Use of AI or Generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development, maintenance and operation of deep learning datasets, and our customers’ reluctance or failure to adopt or implement our new products and features as intended. For example, AI and Generative AI use machine learning techniques, including, but not limited to, algorithms, natural language processing and/or content creation which, depending on the reliability of the model, may lead to flawed, biased, unexplained, and inaccurate results, which could lead to customer rejection or skepticism of such products. Emerging ethical issues surround the use of AI and Generative AI, and if our deployment or use of AI or Generative AI becomes controversial or is successfully and adversely challenged by our current or prospective customers, we may be subject to reputational risk. Any sensitive information (including confidential, competitive, proprietary, or personal data) that our customers input into the third-party Generative AI features in our products (or that we input into Generative AI tools that we use) could be leaked, disclosed to others or used for improper purposes, including if sensitive information is used to train our own AI or the third parties’ Generative AI models, in breach of our contractual agreements. Additionally, where the product ingests personal data or where it makes connections using such data, these AI or Generative AI processes may reveal or generate other personal or sensitive data which we could lose control over or impair our ability to fulfill certain data subject requests in compliance with certain privacy laws or contractual obligations to our customers, such as requests to delete certain personal data ingested by the product. Further, unauthorized use or misuse of Generative AI by our employees, customers or others, including violation of internal policies or procedures or guidelines or contractual agreements and terms (including internal and external Acceptable Use policies or other policies and third-party terms), may result in disclosure or misuse of confidential company and customer data, reputational harm, privacy law violations, legal and contractual liability, or regulatory actions, including algorithmic disgorgement. Improper development and use of AI and Generative AI has the potential to result in biased outcomes and could lead to decisions that could harm certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. In addition, use of Generative AI may also lead to novel and urgent cybersecurity risks (such as if a bad actor “poisons” the Generative AI with bad inputs or logic), including the misuse of personal or business confidential data, which may adversely affect our operations and reputation.
As a result, the integration of Generative AI into our products and operations may not be successful despite expending significant time and monetary resources to attempt to make it successful. Our investments in deploying such technologies may be substantial, and they may be more expensive than anticipated. If we fail to deploy Generative AI as intended, our competitors may incorporate Generative AI technology into their products or services more successfully than we do, which may impair our ability to effectively compete in the market. Furthermore, we make numerous statements online and in our marketing materials describing the availability of AI, as well as our use and integration of Generative AI in our products. Although we endeavor to be accurate with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Our statements regarding our AI-supported features and use of Generative AI can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even though circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings that could adversely affect our business, reputation, results of operations and financial condition.
Uncertainty in the legal regulatory regime relating to AI, as well as variation on AI regulations from jurisdiction to jurisdiction, may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws, the nature of which cannot be determined at this time as they continue to rapidly evolve and solidify. Several jurisdictions around the globe have already proposed or enacted laws or guidelines governing AI. For example, in October 2023, the Biden administration issued an executive order on AI that requires companies developing certain types of AI models to notify the federal government of certain safety test results and other information. As another example, the EU Artificial Intelligence Act (“EU AI Act”) has come into force and its provisions are gradually becoming effective, which imposes a number of obligations on various parties related to the development and use of certain AI-powered systems, and other jurisdictions are beginning to adopt or prepare for adoption of similar laws. These laws may be more restrictive than the EU AI Act and may render the use of such technologies challenging. While we aim to develop and use AI responsibly by attempting to identify and mitigate any issues associated with fairness, bias, transparency, or ethical or legal use of AI, we may be unsuccessful in identifying or resolving such issues. Further, use of our AI systems for unintended or improper use cases by customer users may alter the associated legal obligations upon Sprinklr, without our knowledge. We may not be able to detect, mitigate and remediate such misuse, and limitations of liability in contracts may be inadequate to address legal liability, fines, penalties and other regulatory actions resulting from such misuse. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with AI, particularly training AI using personal data. These obligations may make it harder for us to conduct our business using AI, develop innovative AI models and create potential for regulatory fines or penalties, require us to change our business practices, retrain our AI, prevent or limit our creation and use of AI or Generative AI, or delete or require us to disgorge certain algorithms. For example, the US Federal Trade Commission has required other companies to turn over or delete or disgorge valuable insights or trainings generated through the use of AI, or the AI models or algorithms themselves, where they allege the company has violated privacy and consumer protection laws. If we cannot use AI or Generative AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Further, intellectual property ownership and liability for violation of terms of use, open-source licenses, infringement or misappropriation of intellectual property and violation of privacy or publicity rights are issues arising from the use of AI technologies that legislators are still attempting to establish and with which courts are still grappling. In addition, access to data from third-party sources, including public sources and data suppliers, may become more restricted in the future, which could negatively impact our development and deployment of products, including AI technologies, that rely on such data for training or operation. Therefore, the use of AI technologies in connection with our products or operations may impact our business model or result in the inability to establish ownership of intellectual property or exposure to claims relating to the foregoing.
Moreover, our employees and personnel use Generative AI technologies to support their work, and the associated disclosure and use of personal data may be subject to various privacy laws and other privacy obligations. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits if we do not use (or are perceived to not use it) it in accordance with our internal and external policies and governance, or applicable laws and other obligations, including contractual obligations to our customers. Output from Generative AI systems that we use may infringe on third party intellectual property rights without us being aware. However, if we are unable to use Generative AI, it could make our business less efficient and result in competitive disadvantages. Additionally, sensitive information of ours or our customers could be inadvertently leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, customers’ or vendors’ use of Generative AI technologies.
Our business and growth depend in part on the success of our strategic relationships with third parties, as well as on the continued availability and quality of feedback data from third parties over whom we do not have control.
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business, including technology companies whose products integrate with ours. Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technologies or products, could adversely affect our relationships with our customers, damage our brand and reputation and result in delays or difficulties in our ability to provide our Unified-CXM platform. For example, we rely on third parties to support certain components of our communication and voice services. Failure of any of these third-party providers to provide their services or to meet contractual service level commitments, or if they materially increase the cost of their services, for any reason, could adversely affect our relationships with our customers, lead to increases in the prices we are charged and therefore potentially the prices our customers pay for our products and services, damage our brand and reputation and result in delays or difficulties in our ability to provide certain services. We also rely on the availability and accuracy of various forms of client feedback and input data, including data solicited via survey or based on data sources across modern channels, and any changes in the availability or accuracy of such data could adversely impact our business and results of operations and harm our reputation and brand. In some cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to application programming interfaces (“APIs”) and data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable. We cannot accurately predict the potential impact of the termination of any of our agreements with social media networks and other data providers, including the impact on our access to the related APIs. There can be no assurance that following any such termination we would be able to maintain the current level of functionality of our platform in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations. In particular, X (formerly known as Twitter) provides us with certain data that supports our Unified-CXM platform pursuant to an agreement that expires on December 31, 2026. If our agreement with X expires, is not renewed on the same or similar terms or at all, or if it is terminated due to the failure or unwillingness of either party to perform its obligations thereunder, we may not be able to provide the same level of Unified-CXM insights to our customers and our business, results of operations and financial condition may be materially and adversely affected. In addition, we obtain data from data aggregators who, despite their commercial commitments to us, may not have the right to provide that data to us, and so could expose us to claims in the future, from the data sources or data owners.
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
During the nine months ended October 31, 2024, approximately 41% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.
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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of October 31, 2024, we owned 38 U.S. issued patents and 11 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
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
There is considerable patent and other intellectual property development activity in our industry and companies in the technology industry frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our future success depends in part on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others. From time to time, we have received and may in the future receive claims from third parties, including our competitors, alleging that our Unified-CXM platform and underlying technology infringe, misappropriate or otherwise violate such third party’s intellectual property rights, including their trade secrets, and we may be found to be infringing upon such rights. For example, on February 25, 2022, we agreed to settle all outstanding claims with Opal Labs Inc. (“Opal”) with respect to Opal’s complaints alleging breach of contract and violation of Oregon’s Uniform Trade Secrets Act, among other claims, and, on March 1, 2022, the court dismissed those claims with prejudice. We and Opal finalized the settlement on March 15, 2022, and it was paid on March 30, 2022.
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
We are, and may become in the future, subject to securities class actions, derivative suits or other securities-related legal actions. For example, in August 2024, a putative securities class action was filed against us and certain of our officers alleging violations of the federal securities laws for allegedly making false and misleading statements.
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
In addition, as we continue to expand our business activities, we are accessing additional types and greater volumes of potentially confidential or sensitive information that may subject us to additional privacy and security laws and obligations. For example, in certain limited instances, we have agreed with specific customers to permit the exchange of protected health information through certain approved platform components. Our access to protected health information for specific agreed use cases on behalf of those customers that are covered entities and therefore subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), may subject us to HIPAA’s specific requirements relating to the privacy, security, and transmission of protected health information. To the extent that we become subject to HIPAA, our failure to comply could result in significant penalties. Additionally, to the extent that additional customers with whom we did not agree to permit the exchange of protected health information through our platforms in their capacity as covered entities nonetheless input or allow such information within the platform in violation of their contractual obligations with us, we could also be subject to additional compliance risks. Similar privacy, security, and transmission obligations may apply to us outside the United States if we process health information and other categories of sensitive or confidential information unknowingly, and our failure to comply could result in significant penalties.

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
Outside of the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. Some examples of laws that apply to our processing of personal data include the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR” and, together with EU GDPR, “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), China’s Personal Information Protection Law, India’s Digital Personal Data Protection Act, and Japan’s Act on the Protection of Personal Information. These laws all impose strict requirements for processing personal data. For example, noncompliance with the EU GDPR carries fines of up to the greater of €20 million or 4% of global annual turnover (and under the UK GDPR, up to the greater of £17.5 million or 4% of global annual turnover) and can result in data processing bans, other administrative penalties and litigation brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, together with associated damage to our reputation.
Europe and other jurisdictions have enacted industry-specific laws requiring data to be localized in some limited circumstances or limiting the transfer of personal data to other countries. European and other data protection laws, including the GDPR, place some restrictions on the ability of companies to freely transfer personal data to countries deemed to be inadequate for privacy purposes, and there are fairly rigorous restrictions regarding transfers of personal data from China (although these have been softened recently). Other jurisdictions may also adopt stringent data localization and cross-border data transfer requirements and, in many circumstances, these may be requirements outside of the scope of privacy law, including industry-specific or national security requirements. Although there are currently various mechanisms that may be used to enable the transfer of personal data from the European Economic Area (“EEA”) and UK to the United States in compliance with the law, such as the EU-US Data Privacy Framework and the UK extension thereto (to which we are an active participant) and the EU’s standard contractual clauses, these mechanisms continue to be subject to legal challenges, and there is no continued assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other countries with “inadequate” data protection regimes without the potential for future challenge. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions outside of the origin territory, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the prohibition on further transfers (including remote access by employees in support teams in certain regions), the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, can be subject to increased scrutiny from regulators, individual litigants, and activist groups.
We may also become directly or indirectly subject to new laws in the EEA that regulate cybersecurity and non-personal data, such as the EU Data Act, the EU Digital Operational Resilience Act (DORA) or the so-called “EU NIS2 Directive,” Depending on how new laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements and products to comply with such obligations.
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
We sometimes rely on data obtained from third-party data suppliers, and the sale of data to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining information from third parties carries risk to us as a data purchaser and onward provider to our customers. Regulators are increasingly scrutinizing the activities of third-party data suppliers, as well as those using the data from those third parties, and laws in the United States (including the CCPA and California Delete Act) and other jurisdictions, such as Europe (including GDPR, and the ePrivacy Directive), are likewise regulating such activity. These laws pose additional, material compliance risks to such suppliers, and these suppliers may not be able to supply us with personal data in compliance with these laws. Such laws may make it difficult for our suppliers to provide the data as the costs associated with the data materially increase. For example, some data suppliers are required to register as data brokers under California, Vermont, Texas and Oregon law and file reports with regulators, which exposes them to increased scrutiny. Additionally, the California Delete Act requires the California Privacy Protection Agency to establish by January 1, 2026 a mechanism to allow California consumers to submit a single, verifiable request to delete all of their personal data held by all registered data brokers and their service providers. Moreover, third-

party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for our suppliers to provide data to us that the costs associated with the data materially increase or may materially decrease the availability of data that our data suppliers can provide us. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, for example, where necessary by providing appropriate transparency notices to data subjects, obtaining necessary consents or where the data is not lawfully made available to us. In addition, there may be restrictions in their terms of use of which we are not aware.
In addition to data privacy and security laws, our contractual obligations relating to data privacy and security have become increasingly stringent due to changes in data privacy and security and the expansion of our service offerings. For example, certain data privacy and security laws, such as the GDPR and the CCPA, require us to impose specific contractual restrictions on our service providers, and our customers are requiring broader and more extensive commitments.
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
Furthermore, we make numerous statements in our privacy policies, terms of service, contracts, requests for information, in online collateral, through our certifications to certain industry standards and in our marketing materials that describe the security and privacy practices of our Unified-CXM platform, including detailed descriptions of security and privacy measures we employ. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Our privacy policies and other statements regarding data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even though circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings including, without limitation, by the U.S. Federal Trade Commission, federal, state and foreign regulators, our customers and private litigants, which could adversely affect our business, reputation, results of operations and financial condition.
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
Additionally, if the third parties with whom we work with, including our vendors or third-party service providers, violate applicable laws, rules or regulations or our policies, such violations also may put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or our third-party partners to comply with our data privacy or security obligations to customers or other third parties, or any of our other legal obligations relating to data privacy or security, may result in governmental investigations or inquiries (which have occurred in the past and may occur in the future), enforcement actions, litigation and mass arbitration demands, disputes or other claims, indemnification requests, restrictions on providing our services, claims or public statements against us by privacy advocacy groups or others, adverse press and widespread negative publicity, reputational damage, significant liability or fines and the loss of the trust of our customers, any of which could have a material adverse effect on our business, results of operations and financial condition. In particular, individuals have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
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
Cyberattacks, malicious internet-based activity online and offline, fraud, security issues and other similar activities threaten the confidentiality, integrity and availability of our confidential information, are prevalent and continue to increase in frequency, intensity and sophistication. Further, these threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized crime threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors.
In addition, our Unified-CXM platform or other internal systems used for operating our business may be misconfigured or contain significant unmitigated weaknesses or vulnerabilities, resulting in a heightened exposure to internal and external threats. The processes used to implement technical and administrative controls to protect our systems and the data they contain may be ineffective in parts or entirely. Our employees, contractors, partners, vendors and customers could create situations whereby critical controls are bypassed, deactivated or otherwise reduced in effectiveness, which could lead to the inadvertent exposure of confidential information, intellectual property or other sensitive information and heighten our exposure to security threats. Moreover, we may not have access to any effective control mechanisms that could mitigate these concerns or address new or advanced concerns.
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
We and the third parties with whom we work are subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses, worms, backdoors and time bombs), malware (including as a result of advanced persistent threat intrusions), volumetric or application-level denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, misconfiguration, software or hardware failures, access deprovisioning failures, loss of data or other information technology assets, and attacks enhanced or facilitated by AI. In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Adware, telecommunications failures, earthquakes, fires, floods, adverse weather events, and man-made disasters may also impact the availability of our systems and operations.
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
Additionally, the reliability and continuous availability of our platform and services is critical to our success. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware, software, and products, and those of the third parties with whom we work). However, our information systems may contain errors, defects, security vulnerabilities, or software bugs that are difficult to detect and correct, and some of these may pose a significant risk to our business and ability to provide our products and services, particularly when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. We have not always been able in the past and may be unable in the future to detect and remediate all such vulnerabilities in our information systems including on a timely basis, and sometimes customer permission to remediate certain vulnerabilities may be required, which could result in further delays in timely remediation. Despite our efforts to identify and remediate vulnerabilities and related unauthorized access in our information technology systems (including our products), our efforts may not be successful. Further, in some cases, these vulnerabilities may require immediate attention, but we may still experience delays in developing and deploying remedial measures designed to address any such vulnerabilities. Even if we have issued or otherwise made patches or information for vulnerabilities in our information systems, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential information. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our Unified-CXM platform and our services. We may expend significant resources or modify our business activities to try to remediate and protect against security incidents. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have in the past and may in the future be subject to attempted or successful cybersecurity attacks by third parties seeking unauthorized access to our or our customers’ confidential information or to disrupt our ability to provide our Unified-CXM platform.
Our data privacy and security obligations under certain applicable laws and our customer agreements require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and confidential information. In addition, we operate our products for the benefit of our customers who have documented responsibilities to maintain certain security controls, such as provisioning and deprovisioning users, in their respective environments without oversight or control by us. Our customers may reject, weaken or incorrectly configure security controls provided by us to maintain the security of their environments, resulting in a loss of confidentiality or integrity of such customer’s data or processes. Such an event also may result in a compromise to our information technology systems or a security incident, or public disclosures and negative publicity for us and such customer, which may have a negative impact on our ability to achieve our corporate goals and could adversely affect our business, reputation, results of operations and financial condition. Such an event may also result in a compromise to our information technology systems or a security incident.
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
•regulatory or political developments in the United States, foreign countries or both, including potential implications from the recent elections in the United States;
•general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of public health crises or geographical tensions and wars, such as the Russia-Ukraine war and the Israel-Hamas war (including any escalation or geographical expansion of these conflicts); and
•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of October 31, 2024 beneficially held approximately 45.8% of our outstanding capital stock, but controlled approximately 89.4% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.
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
As of October 31, 2024, our directors, executive officers and their respective affiliates beneficially owned, in the aggregate, approximately 98.2% of our Class B common stock, and controlled approximately 89.7% of the voting power of our outstanding capital stock. As a result, our directors, executive officers and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction.
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
Our business depends to a significant extent on the overall demand for enterprise cloud software products and on the economic health of our current and prospective customers. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, fluctuations in inflation and interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability.
The Russia-Ukraine war has also added to, and the Israel-Hamas war and related regional tensions may add to, the extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, fluctuations in inflation and other macroeconomic pressures in the U.S. and the global economy could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets continue to deteriorate, including as a result of bank closures, public health crises, or political unrest, war or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
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

10.1#	Form of Indemnification Agreement between Registrant and each director and executive officer.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
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
Sprinklr, Inc.

Date: December 4, 2024	By:	/s/ Manish Sarin
Manish Sarin
Chief Financial Officer
(Principal Financial Officer)

Date: December 4, 2024	By:	/s/ Marlise Ricci
Marlise Ricci
Chief Accounting Officer
(Principal Accounting Officer)