Form 10-K
period 2025-01-31
Sprinklr, Inc.
filed 2025-03-21
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2024 based on the closing price of $9.83 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $1.1 billion. This aggregate market value does not include shares of Class A common stock beneficially owned by each executive officer, director, and stockholder that the registrant has concluded is an affiliate of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 14, 2025, there were 139,788,231 shares of the registrant's Class A common stock and 116,098,153 shares of the registrant's Class B common stock, each with a par value of $0.00003 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 31, 2025.

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
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategies for our Unified Customer Experience Management (“Unified-CXM”) platform and our Contact Center as a Service (“CCaaS”);
•our reliance on key talent and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of global economic uncertainty, including as a result of fluctuations in inflation and interest rates, and the Russia-Ukraine and Israel-Hamas wars (including an escalation or geopolitical expansion of these conflicts), on our business, financial condition and share price;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
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

Part I
Item 1. Business
Who We Are
Sprinklr is redefining the world’s ability to make every customer experience extraordinary.
We do this with our evolving enterprise software – Unified Customer Experience Management (“Unified-CXM”) – that enables customer-facing teams, from Customer Service to Marketing, to collaborate across internal silos, communicate across digital channels, and leverage AI to deliver better customer experiences at scale – all on one unified AI-based platform. Our mission is to empower companies to deliver next generation, unified engagement journeys that reimagine the customer’s experience.
Overview
The world is moving from transactional to unified customer experiences. This has been driven by a shift from traditional channels, like email and phone, to an ever-expanding universe of digital channels, like messaging, chat, text and social. Consumer experiences today are shaped by each interaction they have with a brand, which include physical, in-person engagements, as well as digital engagements through online customer support, websites or social media. And, given how people connect and transact today, companies cannot afford to deliver disjointed customer engagements using disparate systems. They must unify every touchpoint along the customer journey and ensure seamless and consistent customer experiences in person and online. They want to instantly communicate with consumers who move fluidly across dozens of channels and resolve customer pain-points in real-time and in personalized ways. For large enterprises with legacy customer relationship management (“CRM”) systems, backward-looking customer information like names, addresses and birthdates do not support today’s demands for seamless conversational experiences or prepare for the future of 360-degree immersive experiences.
Sprinklr was founded to solve this problem: an AI-based unified platform purpose-built to help enterprises unify information and organize silos across the customer journey, tap into unstructured digital data and utilize AI to create a single view of each customer – at scale. We do this by providing customer-facing teams with the capabilities they need to serve customers, share insights and work together to deliver extraordinary experiences. For more than a decade, we have helped hundreds of the world’s most valuable and iconic brands rise to the challenge of improving customer experiences, while helping them increase revenue and productivity, decrease costs and mitigate brand reputation risks.
Our go-to-market strategy has enabled us to grow through the year, attracting 1,930 customers as of January 31, 2025, including 60% of the Fortune 100. As of January 31, 2025, we had 149 customers with subscription revenue equal to or greater than $1.0 million for the trailing 12-month period. Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in more than 80 countries, and our AI-based Unified-CXM platform recognizes over 150 languages. We see significant opportunity to grow within our existing customer base as customers increase usage of existing products and/or add additional products across business units and geographies. The breadth of our platform also positions us to scale across more customer-facing teams to attract new buyers beyond traditional social media roles, such as the technology buying center, call center operations, and data and insights teams, to name a few. Our success and innovation are driven by an experienced global management team and a culture that cares about the success of our customers, partners, stockholders and each other. Culture at Sprinklr is shaped by our core values, which underlie our framework for leadership and behaviors centered on customer obsession, teamwork, collaboration, trust and accountability. These core values not only define how we work, but also enable us to attract and develop top talent to help ensure that we deliver a premium experience for our customers.
Key Advantages of Our Unified-CXM Platform
Our unified architecture, AI, enterprise-grade platform and large repository of public digital data are key competitive differentiators. Our platform utilizes a single codebase architecture purpose-built for managing customer experience data and is powered by AI, foundational to our platform and purpose-build for customer experience. Sprinklr also supports seamless integrations with other industry-leading generative artificial intelligence (“Generative AI”) models to offer customers the broadest choice for their personal AI needs. Our core differentiators are:
•UNIFIED architecture, built to address the proliferation of online channels: We have created a platform that allows organizations to listen to customers and prospects, learn from them, deliver customer service and create more personalized experiences across more than 30 digital channels, including messaging, live chat, text, social media and hundreds of millions of forums, blogs, news and review sites, as well as traditional channels such as voice and email. We believe that we are the only Unified-CXM platform that offers a single codebase architecture, designed to provide a unified experience for our customers. A single codebase architecture supports our ability to integrate channels, unify journeys across functions, and innovate faster in a “build once, deploy across” way. Our architecture enables customers to utilize the latest and most accurate AI models, providing insights to our customers with speed, accuracy, governance, compliance and security.

•ADVANCED listening, built for digitally led, real-time and conversational data, yielding actionable insights: Our single codebase platform was designed from the ground up to handle a massive scale of unstructured data. Our platform captures over 450 million conversations and makes over 10 billion AI predictions every day, publishes over 130 million brand messages, including those published over live chat, and handles more than 110 million customer cases every month, while also tracking over 40,000 brands and influencers and managing over 4 billion profiles across all digital channels. We believe that the scale of our AI predictions, the scope of our digital identity management, and our conversational capabilities are unmatched in the industry.
•PURPOSE-BUILT Sprinklr AI for deriving insights and driving interactions: With over a decade of development, we offer a broad set of AI capabilities from deep learning powered natural-language processing to automated speech recognition, as well as deep AI functionality, such as patented, phrase-level analysis. Our models are built on customer experience data, each trained in the native language (149 languages), help our global customers derive insights around conversations and brand, and inform CX strategies resource allocation. Sprinklr’s AI also drives customer interactions to understand consumer intent in real-time, triage customer issues and empower customer service agents to improve customer experience. We believe that the depth of our early and sustained focus on AI, while delivering governance, compliance, and security at enterprise scale, has empowered us to secure and maintain a global leadership position.
•CUSTOMER-DRIVEN Sprinklr AI+ for improving productivity: We combine “traditional” AI techniques with generative AI to drive new levels of productivity across customer-facing functions — we call this Sprinklr AI+. Sprinklr AI+ allows enterprises to drive personalized customer engagement at scale, create more effective content, improve feedback management and surface insights and even next best actions. Sprinklr AI+ leverages Generative AI across products to offer AI-based omnichannel contact center as a service (“CCaaS”), social media management, advertising, content, and campaign lifecycle management and research tools. Sprinklr AI+ follows a model-dynamic approach to Generative AI, where a single use case can be powered by multiple Generative AI models acting alongside Sprinklr’s own AI capabilities. Today, Sprinklr supports OpenAI, Google Cloud’s Vertex AI and Microsoft Azure OpenAI Service.
•COMPLETE, built for organizations with the full consumer lifecycle in mind: We offer a broad range of digital and traditional use cases across customer-facing teams. Our Unified-CXM platform enables broad-based listening, seamless collaboration across the entire customer journey, skills-based workflow, customer-led governance and timely decision-making.
•SCALABLE enterprise-grade platform: We empower the largest global enterprises to serve their customers 24/7. Our architecture is designed to be scalable and flexible to meet the demands of today’s digital enterprises or organizations and to be deployed at scale to ingest massive amounts of data. Our Unified-CXM platform is designed to meet the industry security controls. For example, we are certified in International Organization for Standardization (“ISO”) 27001, maintain annual American Institute of CPAs (“AICPA”) System and Organization Controls (“SOC”) 1, SOC 2, and SOC 3 Type II reports and have an environment that is assessed under Payment Card Industry Data Security Standard (“PCI-DSS”) as Service Provider Level 1. We also assess specific features for compliance with the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”) security and privacy control and procure an AICPA accredited auditor report under Statements on Standards for Attestation Engagements (“SSAE”) 21. Our data privacy measures are designed to meet the requirements under applicable data protection laws such as the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”). We have been granted a Federal Risk and Authorizations Management Program (“FedRAMP”) LI-SaaS Authority to Operate (“ATO”) to operate our solutions for United States federal agencies.
Sprinklr is recognized by leading industry analysts, including Gartner, Forrester, and IDC, across various customer experience and enterprise software categories. We are a Leader in the Gartner® Magic Quadrant™ for Content Marketing Platforms, Forrester Wave™: Social Suites, and Forrester Wave™: Digital Customer Interaction Solutions. Additionally, we have received strong rankings in Forrester Wave™: Conversational AI for Customer Service, Forrester Wave™: Customer Feedback Management, IDC Contact Center as a Service MarketScape, and IDC Voice of the Customer MarketScape.
Our Artificial Intelligence – Sprinklr AI
The core of our technology is our proprietary AI, which is the foundation of our AI-based unified platform and integrated across a highly scalable and flexible architecture across all Sprinklr solutions. We believe that our Unified-CXM platform is the first ever purpose-built, AI-based platform for the enterprise, and we strive to account for the security, compliance and governance measures they require. We have spent over a decade developing sophisticated, deep machine learning algorithms that automate insights and interactions. At any given instance, our AI engine can process millions of unstructured and structured data points ingested from myriads of channels and software applications.

Our AI is differentiated in the following ways:
•A massive data set of consumer behavior and preferences: Our platform ingests, processes and analyzes consumer data and behavior from one of the largest publicly available datasets (we call this Customer Experience Management (“CXM”) data), with over 450 million data points accessed and ingested daily. Our AI deep machine learning algorithms utilize advanced techniques like natural language processing, natural language generation, Generative AI, computer vision, automatic speech recognition and predictive analysis on structured and unstructured data in a myriad of formats, including speech, text and images, to drive extraordinary outcomes.
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
•High accuracy of predicting consumer behavior and preferences: Our AI engine is built on top of highly sophisticated and customizable machine learning algorithms that result in more than 10 billion predictions per day. This fully automated AI engine provides actionable insights built on deep machine learning and is designed to make accurate predictions without human input across a wide range of products offered by our Unified-CXM platform.
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
Our Product Suites
With the rise of digital channels, customers are connected and empowered like never before. Every customer-facing team needs to think differently as a result:
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
•The convergence of technology waves is changing how people connect and transact – with customers preferring to engage digitally, shoppers transacting on social media, and purchasing decisions influenced by AI.
These new realities guide what we have built, providing solutions and capabilities that large enterprises can no longer afford to live without. Sprinklr offers four major product suites:
•Sprinklr Service – Sprinklr Service is a suite of AI-based products and solutions that transforms fragmented interactions across voice, digital and social channels into cohesive, channel-less experiences powered by intelligent human-AI collaboration at enterprise scale.
•Sprinklr Social – Sprinklr Social is a suite of AI-based products and solutions that unifies social media management across publishing, engagement, and analytics across 30+ channels – enabling enterprise-grade security, governance, and automation.

•Sprinklr Insights – Sprinklr Insights is a suite of AI-based products and solutions that delivers real-time consumer intelligence, unlocks actionable insights and helps enterprises manage customer feedback by unifying and analyzing direct and indirect, as well as solicited and unsolicited, feedback.
•Sprinklr Marketing – Sprinklr Marketing is a suite of AI-based solutions that unifies and activates campaigns across paid, owned, and earned channels. It delivers comprehensive reporting and insights while enabling collaboration, enterprise-grade governance, and compliance.
Sprinklr offers modular packages and stock keeping units (“SKUs”) aligned to customers’ use cases across Sprinklr Service, Sprinklr Social, Sprinklr Insights and Sprinklr Marketing.
Sprinklr Unified-CXM Platform
One single, unified platform with four product suites: Purpose-built to consolidate listening and insights, social media management, campaign lifecycle management, paid advertising and customer service in one unified platform. The four key product suites that align to the needs of enterprises managing the customer journey are:
•Sprinklr Service
•Sprinklr Social
•Sprinklr Insights
•Sprinklr Marketing
The Sprinklr Unified-CXM architecture was built to manage all of these products on a single platform. Our Unified-CXM Platform provides the following common features and capabilities, which are shared across the platform and all products:
•Sprinklr AI – Sprinklr’s proprietary AI built against customer experience (“CX”) use cases with CX models based on CX data.
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
•Sprinklr AI+ Studio - Customize and manage Generative AI within Sprinklr. Customers can gain granular control over large language model (“LLM”) providers and models for every Sprinklr AI+ use, enabling them to fine-tune their LLMs to their business context or bring their own model into Sprinklr.
Sprinklr Service
Sprinklr Service is a comprehensive, cloud-native, AI-based customer service platform that enables agents to seamlessly serve customers across digital, social and voice channels and empowers the leadership with complete visibility into contact center operations to drive transformation and impact.
Customers choose from the following Sprinklr Service products, sold individually and in bundles:
•Sprinklr Voice – Enables enterprises to modernize their contact center with AI-based inbound and outbound voice capabilities, including Interactive Voice Response, Automatic Call Distribution, Pairing and Routing, Call Controls, AI

Agent Assist, AI-driven Nudges and Predictive Dialers, Omnichannel Workflows, Campaign Management and Contact Center Monitoring.
•Social Customer Service – Allows companies and organizations to deliver a unified customer service experience across 15+ social media channels with Intelligent Routing, Channel Prioritization and Deflection, AI Agent Assist and seamless integrations with CRM systems, such as Salesforce.
•Live Chat Support – Helps customers reduce their support costs and Average Handle Time by delivering prompt customer service and resolving queries in the first interaction on websites and mobile applications through text, video and co-browsing.
•Conversational AI: Chatbots – Our simplified bot development, use case library and industry-specific/intent-based bot workflows, Generative AI-powered conversations, combined with AI-based workflows and seamless agent handoff, empowers brands to deploy chatbots across 25+ channels to improve customer service and grow revenue.
•Conversational AI: Voice Bots – Utilizing the same capabilities as Chatbots, including Generative AI, voice bots enable human-like, seamless omnichannel service with features such as auto modulations, dynamic pacing and expressive text-to-speech.
•Conversational Analytics – Unlocks insights from every interaction on why customers are contacting Customer Support with data across 30+ channels including Top Contact Drivers, Impact Analysis, Smart Themes, Real-time Alerts and Transcription, and PCI Compliance.
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
•Quality Management – Identifies opportunities to improve agent performance and empower supervisors to spend time on personalized agent coaching rather than evaluations through Live Coaching, Automated case audits, AI-based scoring, Case History, Real-time Insights and more.
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
•Reducing costs by uncovering actionable insights into what is driving contact center volume; and
•Increasing efficiency and improving scalability by utilizing self-service, agent assist and peer-to-peer capabilities on digital and voice channels.
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
Sprinklr Insights
Sprinklr Insights enables our customers to listen, learn from and act on insights gleaned from digital and traditional channels. This helps enterprises to capture the concerns of their customers regarding the enterprise’s products, services and reputation; monitor trends and sentiments; benchmark their competition; and detect and manage crises. Sprinklr AI+ supports this by recommending topics, generating Boolean queries to pull in relevant data and surfacing insights without users having to fish for them.
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
•Product Insights – Gain insights into customer sentiments about products and services across over 900 e-commerce websites, more than 15 digital channels and over 8 million web and traditional media outlets. Leverage specialized AI models across over 60 sectors to provide actionable intelligence and recommendations.
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

The result: centralized and streamlined planning and publishing across channels, greater efficiency and reduced production costs, automated and unified reporting across channels for organic and paid initiatives, AI-based and rule-based optimization, and actionable insights to improve advertising performance in real time.
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
•Social Advertising – Helps enterprises streamline advertising campaign management across 10 social channels with features like Workflows, AI-based Optimization, comprehensive Cross-channel Reporting and enterprise-grade Governance, all on Sprinklr’s AI-based Unified-CXM platform.
•Ads Comment Moderation – By managing comments on paid posts at scale, brands can moderate testimonials, product feedback, and urgent customer service queries that would otherwise go unnoticed. Ads Comment Moderation capabilities include Unified Engagement Dashboards, Rules Engine and Advanced Message Tagging.
•Marketing Analytics – Allows companies to measure, analyze and optimize their paid and organic marketing performance across 30+ digital and social channels from a single, comprehensive, AI-based dashboard.
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
Our Growth Strategy
We intend to capitalize on our growing market opportunity by leveraging our AI-based unified platform to execute an ambidextrous approach of re-energizing and growing our core offerings (Social, Insights and Marketing) and hardening and expanding Sprinklr Service. The following are key elements to our growth strategy:
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
•Grow customer base. As of January 31, 2025, we had a customer base of 1,930 organizations. We believe that this represents only a small fraction of our total addressable customer base. As we expand our product offerings and extend our technology leadership, we also plan to continue to invest in sales and marketing to grow our customer base.
•Increase revenue from existing customers. The mission-critical nature of our platform and enterprise-wide applicability drives adoption within additional divisions of enterprises and the cross-sale of more products. We believe that enterprises that use multiple products from our platform are able to achieve even higher returns on investment than those that do not, and we believe that we have a significant opportunity to cross-sell and up-sell our various product offerings.
•Further expansion internationally. During the years ended January 31, 2025 and 2024, we generated 41% and 41%, respectively, of our revenue outside the Americas. We foresee a significant opportunity to further expand the use of our platform in other regions globally.

•Broaden and deepen our partner ecosystem. Our partner ecosystem extends our geographic coverage, accelerates the usage and adoption of our platform, promotes thought leadership and provides complementary implementation resources. We work with agencies and partners across nine different partner categories, including System Integrators, Transformational partners and Resellers, which includes partners such as Microsoft, Accenture, Deloitte, Salesforce, SAP, ServiceNow, Adobe, Oracle and others. We also now work with several new types of partners, including independent consultants, Referral Partners, Technological Solution Brokers and Business Process Outsourcing (“BPOs”) partners. The Sprinklr partner ecosystem is one of the most diverse across the industry to serve customers and their unique needs from around the world.
•Selectively pursue acquisitions. We have a history of selective acquisitions that increase the breadth of our offerings and markets. We plan to selectively pursue acquisitions of complementary businesses, technologies and teams that would allow us to accelerate the pace of our innovation while broadening our customer reach.
Our Go-To-Market Strategy
We generate sales, primarily, through a direct sales organization, which includes Account Executives, Sales Development Reps, Solutions Consultants, Customer & Product Success personnel and Professional Services Personnel who are organized by geography and two primary customer groups: Global Strategic Accounts and Large Enterprise Accounts.
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
Partnerships
As part of our ambidextrous strategy, we announced a rebranding of our Sprinklr Partner Program. Our new SPARK (Sprinklr Partner Activation Resources & Knowledge) program will focus on automations of systems and tools to drive improved onboarding and orientation into our partner ecosystem. We are focused on delivering expanded pipeline opportunities as well as enhanced training, certification and go-to-market alignment. The ultimate goal is a strong focus on delighted customer experience, leveraging our co-sell, co-deliver, and co-develop fundamental foundation for the ecosystem.
• System Integrators (“SI”) and Agencies: We are refining and narrowing focus on key regional and global SI partners, whom we see as crucial for creating co-sell, co-deliver, and co-develop foundations. We believe these partners will largely drive transformational outcomes for our joint customers, which will allow Sprinklr to leverage our platform as a key differentiator within these opportunities.
•Referral Partners, BPO and Technological Solution Brokers: These partnership types work closely with the Sprinklr Sales organization to identify new partner-sourced opportunities and grow partner driven pipeline and revenue.
•Social & Data Partnerships: Sprinklr integrates with numerous major social media channels. Our long-standing relationships are aligning more closely to market developments as trends are evolving with the strategies of our social and data partners. Our focus on developing new points of view and joint go-to-market with these partners will be critical to our efforts around the re-energization of Sprinklr Core. Innovation driven by Sprinklr and these partnerships will allow us to provide expert positioning for our mutual customers.
•Independent Software Vendors & Technology Partners: We intend to co-develop partnerships with key leaders in the industry. Also, our focus on collaborating with our cloud technology partners has provided a diversification of execution for our sales team.
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
•The COPM (Customer Outcome Planning Meeting) is designed to be a regular touch base, bi-weekly or as appropriate, in which we, collaboratively, identify and coordinate issue resolution; measure value realized to date through embedded use-case-based, value realization dashboards; and continually align the Sprinklr platform with our customers’ desired business outcomes and priorities.
•The EBR (Executive Business Review) is designed to be a more strategic meeting with executive representation on both sides, where alignment is discussed, along with a roadmap and corporate and strategic objectives. These are done at an appropriate cadence to help ensure that at no point is there a question as to the business value Sprinklr is bringing. We collaboratively work with our customers to ensure that targets are hit and recommendations are discussed on how to excel, based on best practices and industry expertise.
•The CHI (Customer Health Index) is a core internal metric for success at Sprinklr. We continuously survey and monitor a series of metrics of customer health. This serves as an opportunity for continued engagement with our customers, but not a formal measure of our ongoing performance.
•Operation Bear Hug is targeted at ensuring that the needs of our strategic customers are met and that we continue to serve them the best we can. Through this process we have an executive review, escalate support and provide product focus to ensure customer retention and satisfaction.
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
We believe that we compete favorably with respect to all these factors. We expect that we will develop and introduce, or acquire, applications serving customer-facing and other front office functions. However, we realize that many competitors may have competitive advantages over us, including greater brand recognition and name, longer operating histories, greater market penetration in adjacent industries, larger and more established customer bases, larger sales forces and marketing budgets, and access to significantly greater financial, human, technical and other resources. Due to the rapid pace of development of our market, it is possible that new entrants with competitive solutions and substantial resources could introduce new products and services that disrupt our market and more acutely meet the needs of our customers and prospective customers. The market and category, Unified-CXM, in which we participate is rapidly evolving, and if we do not compete effectively, our results of operations and financial condition could be harmed.
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
As of January 31, 2025, we owned 38 issued U.S. patents and 10 pending non-provisional or provisional U.S. patent applications. These patents and patent applications seek to protect our proprietary inventions relevant to our business.
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
Environmental, Social and Governance
We recognize our corporate responsibility to implement and support a high standard of ethical and responsible business practices. As a result, we have developed an advisory team that leads our Environmental, Social, and Governance (“ESG”) program and drives these initiatives company-wide. This cross-functional team, overseen by sponsors from Sprinklr’s Executive Leadership team, works with an external sustainability consultant to implement a multi-year strategy for our ESG program.
This strategy enables us to better manage the areas that are important to our company and our stakeholders. This is based on a sustainability model with three pillars – environment, social and governance – where business areas work together as an integrated management system to ensure that objectives, activities and results are met.
•Environment: We seek to improve the efficiency and resilience of our operations by working to reduce our emissions and aligning around sustainable operation. We are focused on assessing sources of emissions and waste and working to implement measures to reduce energy and water consumption.
•Social: We are committed to creating and supporting a workforce where every employee feels valued, included, and respected and providing all employees with development opportunities to be successful and engaged. Through leadership training, human capital development and active support of employee resource groups (We Care), we cultivate a culture of belonging that is at the heart of our philosophy. We are committed to ethical employment and apply ethical standards to all operations.
•Governance: To generate value through sustainable business solutions, we seek to design and deliver end-to-end solutions that meet the challenges of today’s digital economy, including security, data privacy, and responsible AI practices by emphasizing corporate governance, ethics, compliance, and risk management. We maintain a governance framework focused on enabling ethical decision making, risk and crisis management, and business ethics and compliance.
Sustainability Report
More information about Sprinklr’s approach to ESG, including further details on our certifications and standards, can be found at https://www.sprinklr.com/sustainability/.
Human Capital Management
As of January 31, 2025, we had 3,589 employees. Of these employees, 740 were based in the United States and 2,849 were based internationally, including 2,106 in India. We have a significant percentage of our development talent based in India and have had a very strong presence in India for the last decade. We believe that this is a competitive advantage for us, as we have access to a strong and deep bench of talent at a significant cost advantage to comparable talent elsewhere in the world. Sprinklr has a global presence, with employees covered by collective bargaining agreements in several jurisdictions in accordance with applicable law. We believe that our employee relations are good, and we have not experienced any work stoppages.

Our Culture
At Sprinklr, our core values – customer obsession, trust, accountability and teamwork – shape our culture and how we work together.
We are building a positive, productive and inclusive workplace where employees feel valued and supported while driving clear communication and shared goals. By investing in leadership development, recruiting top talent and refining our operational processes, we are creating an environment that reinforces our core values and enables both individual and company growth.
In addition to our core values, we invest and focus on the following initiatives that build trust and enable collective success across all regions:
•Engagement, Development, and Alignment Process (EDAP): EDAP is part of our company operating rhythm and consists of the following three components: understanding how engaged our workforce is, aligning individual performance with our strategic objectives and investing in the development of our employees. The documented EDAP process has driven increased operational effectiveness, provided clearer understanding of accountabilities, and driven quarter-over-quarter improvements in employee engagement. These metrics used as part of EDAP serve as an opportunity for continued engagement with our employees, but not a formal measure to evaluate employee compensation.
•We Belong: At Sprinklr, we are committed to maintaining a workplace where every employee feels valued, included and respected – regardless of gender, race, ethnicity, age or background. We value and celebrate our sense of belonging and believe that every employee should be respected, listened to and have opportunities to contribute to what we're building together.
As part of this commitment, our Employee Resource Groups, known as We Care Teams, serve as vital support networks for our global workforce. These teams create communities for employees to connect ,share experiences, and engage and educate the broader Sprinklr workforce. Through mentorship programs, cultural celebrations, community outreach and professional career development opportunities, our We Care Teams help shape an inclusive and supportive workplace where everyone can succeed.
•Recognition: Our peer recognition program allows all employees to recognize a colleague for living one or more aspects of our culture anytime they see the right behaviors in action. Hundreds of recognitions have been awarded globally for achievements ranging from customer-focused wins and cross-team collaboration, to embodying specific aspects of our core values.
•Wellbeing: Our Wellbeing program is another way we invest in our employees and is designed to keep our employees engaged and supported throughout their career journey at Sprinklr. A special certification program advances their proficiency in important areas like mindfulness and strategic breaks for peak performance. Our interactive Wellbeing platform provides resources and challenges focused on healthy eating, mental well-being, financial health, and physical fitness, helping employees prioritize their overall wellness.
•Giving Back: Our giving initiatives — under the umbrella of “Sprinklr Cares” — sponsor relief efforts around the world and give employees the opportunity to contribute to their personal causes. Among other benefits, Sprinklr Cares enables charitable donations through Sprinklr’s annual Giving Tuesday campaign and allows for organized volunteer opportunities. Our 24-4-Others program awards employees a day away from the office to give their time and expertise to meaningful organizations and to help those less fortunate.
Compensation and Benefits
We consider several measures and objectives in managing our human capital assets, including, among others, employee engagement, development, and training, talent acquisition and retention, employee safety and wellness, inclusion and belonging, compensation, benefits and pay equity. We provide our employees with salaries and bonuses intended to be competitive for our industry and geographic locations, opportunities for equity ownership, development programs that enable continued learning and growth and a robust benefits package to promote well-being across all aspects of their lives, including health care, retirement planning and paid time off. In addition, we have conducted employee surveys to gauge employee engagement and identify areas of future focus for our human capital practices and compensation and benefits offerings.
Corporate Information
We were incorporated in Delaware in August 2011. Our principal executive offices are located at 441 9th Avenue, New York, New York 10001, and our telephone number is (917) 933-7800. Our website address is www.sprinklr.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Form 10-K, and you should not consider information on our website to be part of this Form 10-K.

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
•We have incurred significant net losses in the past and we may not be able to generate sufficient revenue to achieve and maintain profitability.
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
•The market for Unified-CXM solutions is rapidly evolving, and if this market develops more slowly than we expect or declines, develops in a way that we do not expect, or if we do not compete effectively, our business could be adversely affected.
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
•If we or the third parties with whom we work experience a cybersecurity breach or other security incident, any vulnerabilities are identified, or unauthorized parties otherwise obtain access to our customers’ data, our data or our Unified-CXM platform, our Unified-CXM platform may be perceived as not being secure, our reputation may be harmed, demand for our Unified-CXM platform may be reduced and we may incur significant liabilities.
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
Our revenue was $796.4 million, $732.4 million, and $618.2 million for the years ended January 31, 2025, 2024, and 2023, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
•price our products effectively so that we are able to attract new customers and expand sales to our existing customers;
•expand the functionality and use cases for the products we offer on our Unified-CXM platform;
•provide our customers with effective and efficient implementations, as well as on-going support that meets their needs;
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
We have incurred significant net losses in the past and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant net losses in the past, and we had an accumulated deficit of $626.1 million and $474.8 million as of January 31, 2025 and 2024, respectively. While we have experienced revenue growth in recent periods and periods of profitability, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or maintain profitability in the future. We expect that our costs will increase over time and we could incur future losses, as we expect to invest significant additional funds in our business. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:
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
These investments may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition would be adversely affected. In the event that we fail to maintain profitability, the value of our Class A common stock could decline.

If we fail to effectively manage our growth and organizational change, our business and results of operations could be harmed.
We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally and sell subscriptions in more than 80 countries. We also have experienced significant growth in the number of enterprises, end users, transactions and amount of data that our Unified-CXM platform and our associated hosting infrastructure support. As we continue to enter new markets and expand our international operations, we have launched new product innovations in recent years, which has led, and could continue to lead, to increased product and operational complexity, including increased implementation periods, or more complex implementations and ongoing support needs, which could adversely affect our business, results of operations and financial condition. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance offered in periods of extreme uncertainty, such as the uncertainty caused by macroeconomic conditions, is inherently more speculative in nature than guidance offered in periods of relative stability. For example, we recorded a higher than expected provision for credit losses in the second quarter of fiscal year 2025, which caused certain of our operating results to fall below the guidance ranges provided for such metrics in the previous period. Accordingly, any guidance with respect to our projected financial performance is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance, and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted.
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
•our ability to successfully implement the software systems we sell;
•the timing and success of introductions of new platform features and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
•increases or decreases in the number of elements of our services or pricing changes upon any renewals of customer agreements;
•variability in our sales cycle, including as a result of the budgeting cycles and internal purchasing priorities of our customers;
•pricing adjustments made to existing customer agreements;
•the addition or loss of large customers, including through acquisitions or consolidations;
•customer renewal rates;
•changes in our pricing policies or those of our competitors;
•the mix of services sold during a period;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•our ability to collect on accounts receivable;
•the timing of our recognition of stock-based compensation expense for our equity awards, particularly in cases where awards covering a large number of our shares are tied to a specific event or date;
•the timing of sales and recognition of revenue, which may vary as a result of changes in accounting rules and interpretations;
•network outages or actual or perceived security breaches or other incidents; and
•general economic, market and political conditions.
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
In addition, we expect that an increasing focus on customer satisfaction and the growth of various communications channels and new technologies will profoundly impact the market for Unified-CXM solutions. We believe that enterprises increasingly are looking for flexible solutions that bridge across traditionally separate systems for experience management, marketing automation and customer relationship management. We may be unable to effectively adapt our platform and approach to respond to changes in technology and customer needs. For example, in recent periods, we have experienced difficulties with managing the implementation of certain larger CCaaS projects, which has resulted in increased customer dissatisfaction and loss of certain customers. If we are unable to meet this demand to manage customer experiences through flexible solutions designed to address a broad range of needs, or if we otherwise fail to achieve more widespread market acceptance of our Unified-CXM platform, our business, results of operations, financial condition and growth prospects may be adversely affected.
The market for Unified-CXM solutions is rapidly evolving, and if this market develops more slowly than we expect or declines, develops in a way that we do not expect, or if we do not compete effectively, our business could be adversely affected.
We believe that our success and growth will depend to a substantial extent on the widespread acceptance and adoption of Unified-CXM solutions in general, and of our Unified-CXM platform in particular. The market for Unified-CXM solutions is rapidly evolving, and if this market fails to grow or grows more slowly than we currently anticipate, demand for our Unified-CXM platform could be adversely affected. The Customer Experience Management (“CXM”) market also is subject to rapidly changing user demand and trends. As a result, it is difficult to predict enterprise adoption rates and demand for our Unified-CXM platform, the future growth rate and size of our market or the impact of competitive solutions.
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
While we do not believe that any of our competitors currently offer a full suite of Unified-CXM solutions that competes across the breadth of our Unified-CXM platform, certain features of our Unified-CXM platform compete in particular segments of the overall Unified-CXM category. Our main competitors include, among others, experience management solutions, including social media management and social listening solutions, home-grown tools, adjacent Unified-CXM solutions, such as social messaging, conversational and Agenic AI, CCaaS solutions, customer service and support solutions, customer feedback management and Voice of the Customer solutions, content marketing, and social advertising solutions, and consulting firms and customer relationship management and enterprise resource planning solutions. Further, other established SaaS providers and other technology companies not currently focused on Unified-CXM may expand their services to compete with us. Some of our competitors may be able to offer products or functionality similar to ours at a more attractive price than we can or do, including by integrating or bundling such products with their other product offerings. Additionally, some potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal Unified-CXM solutions.
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
Our customer renewal rates, as well as the rate at which our customers expand their use of our Unified-CXM platform, may decline or fluctuate as a result of a number of factors, including the customers’ satisfaction with our Unified-CXM platform, defects or performance issues, our customer and product implementation and support, our prices, mergers and acquisitions affecting our customer base, the effects of global economic conditions, the entrance of new or competing technologies and the pricing of such competitive offerings or reductions in the enterprises’ spending levels for any reason. If our customers do not renew their subscriptions, renew on less favorable terms or reduce the scope of their subscriptions, our revenue may decline and we may not realize improved results of operations from our customer base, and, as a result, our business and financial condition could be adversely affected.
We recognize revenue over the term of our customers’ contracts. Consequently, increases or decreases in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms of one to three years. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our Unified-CXM platform and potential changes in our pricing policies or rate of expansion or retention may not be fully reflected in our results of operations until future periods. For example, the impact of current economic uncertainties may cause customers to request better pricing, which may not be reflected immediately in our results of operations. In addition, customers have in the past and may continue in the future to slow their rate of expansion or reduce their number of licenses. We also may be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a majority of our costs are expensed as incurred, while revenue is recognized over the term of the agreements with our customers. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.
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

We currently serve our customers from third-party data centers and cloud computing providers located around the world. Some of these facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, severe weather events, power loss, computer or telecommunication failures, service outages or losses, and similar events. They also may be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct or cybersecurity issues, including attacks enhanced or facilitated by artificial intelligence (“AI”) human error, terrorism, improper operation, unauthorized entry and data loss. Our data center operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center and cloud computing provider facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our third-party data centers and cloud service provider facilities were to experience a major power outage, we or they would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a significant disruption of our business. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. We also may incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers and equipment that we use. Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.
As we grow and continue to add new third-party data centers and cloud computing providers and expand the capacity of our existing third-party data centers and cloud computing providers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our Unified-CXM platform. Any damage to, or failure of, our systems, or those of our third-party data centers or cloud computing providers or the systems of a customer that hosts our software in their private cloud, could result in interruptions on our Unified-CXM platform or damage to, or loss or compromise of, our data and our customers’ data, including personal data. Any impairment of our or our customers’ data or interruptions in the functioning of our Unified-CXM platform, whether due to damage to, or failure of, third-party data centers, cloud computing providers or the cloud computing providers of our customers or unsuccessful data transfers, may reduce our revenue, increase our operations costs, result in significant fines, cause us to issue credits or pay penalties, subject us to claims for indemnification and other claims, litigation or disputes, result in regulatory investigations or other inquiries, cause our customers to terminate their subscriptions and adversely affect our reputation, renewal rates and our ability to attract new customers. Our business will also be harmed if our existing and potential customers believe that our Unified-CXM platform is unreliable or not secure.
Further, our leases and other agreements with data centers and cloud computing providers expire at various times, and the owners of our data center facilities and cloud computing providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all, which exposes us to the potential for significant cost increases. Additionally, certain of our data center and clouding computing provider agreements may be terminable for convenience by the counterparty. If services are interrupted at any of these facilities or providers, such agreements are terminated, or we are unable to renew these agreements on commercially reasonable terms or at all, or if one of our data center or cloud computing providers is acquired or encounters financial difficulties, including bankruptcy, we may be required to transfer our data, servers and other infrastructure to new data centers and cloud computing providers, and we may incur significant costs and possible service interruptions in connection with doing so. In addition, if we do not accurately plan for our data center and cloud computing capacity requirements and we experience significant strains on our data center and cloud computing capacity, we may experience delays and additional expenses in arranging new data center and cloud computing arrangements, and our customers could experience service outages that may subject us to financial liabilities due to, for example, breach of Service Level Agreements (SLAs) or other commitments, result in customer losses and dissatisfaction, and materially adversely affect our business, operating results and financial condition.
If we are not able to effectively develop platform enhancements, introduce new products or keep pace with technological developments, our business, results of operations and financial condition could be adversely affected.
Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, and may have interoperability difficulties with our Unified-CXM platform or other products. Furthermore, while we generally expect that enhancements and improvements to our products will attract new customers, certain of our customer agreements restrict our ability to materially change the features and functionality of our products, including in some cases, prohibiting the use of AI or generative AI in our products, which could result in violations of those customer agreements, or increased operational difficulties and costs due to our need to deploy different version of our products to different customers, i.e., enable or disable certain features, or failure of such customers to renew their agreements (and therefore, loss in revenue from such customers) as a result of our new products, features, and functionality. We have in the past experienced, and may in the future experience, delays in our planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We also have invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our Unified-CXM platform. If we are unable to successfully develop, release, acquire or integrate new products, features and functionality, or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, or if a customer is not satisfied with the quality of work performed by us or with the technical support services rendered, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, or make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction of our revenues, an increase in our provision for credit losses or in collection cycles for accounts receivable or could cause us to incur the risk or expense of litigation.
Similarly, our customers and users of our Unified-CXM platform are increasingly accessing our Unified-CXM platform or interacting via mobile devices. We are devoting valuable resources to solutions related to mobile usage, but we cannot assure you that these solutions will be successful. If the mobile solutions we have developed for our Unified-CXM platform do not meet the needs of current or prospective customers, or if our solutions are difficult to access or use, customers or users may reduce their usage of our Unified-CXM platform or cease using our Unified-CXM platform altogether and our business could suffer.
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
We use AI tools in our business operations for internal and external uses. Specifically, our employees and personnel may use AI technologies to support their work and our internal business operations, including for example to generate source code used in our products and systems. Output from generative AI may infringe on third-party intellectual property rights without us being aware. Moreover, advanced AI tools, which may produce content indistinguishable from that generated by humans, have a number of benefits, risks, and liabilities, some still unknown. Recent decisions of governmental entities and courts (such as the U.S. Copyright Office, U.S. Patent and Trademark Office, and U.S. Court of Appeals for the Federal Circuit) interpret U.S. copyright and patent law as limited to protecting works and inventions created by human authors and inventors, respectively. We are therefore unlikely to be able to obtain U.S. copyright or patent protection for works or inventions wholly created by a generative AI tool, and our ability to obtain U.S. copyright and patent protection for source code, text, images, inventions, or other materials, which are developed with some use of AI tools, such as generative AI, may be limited, if available at all. Likewise, the availability of intellectual property protections in other countries is similarly unclear. Additionally, our use of third-party generative AI tools to develop source code, text, images, inventions, or other materials may expose us to greater risks than utilizing contracted human developers, as third-party generative AI vendors typically do not provide warranties or indemnities with respect to the output generated by such generative AI tools, and generative AI tools may also provide output that appears correct but is erroneous. Furthermore, some generative AI tools may be offered under terms that do not protect the confidentiality of the prompts or inputs that users submit to such tools and may use prompts or inputs to train shared AI models, potentially resulting in third-party users receiving outputs containing information from prompts or inputs (including confidential, competitive, proprietary, or personal data) that we submitted to the tool.
Our use of generative AI tools to generate code may also present additional security risks because the generated source code may contain security vulnerabilities. Additionally, the vendors of these generative AI tools may fail to comply with their contractual obligations to us regarding the confidentiality or security of any data or other inputs provided to such vendor or outputs generated by their generative AI tools. Our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of third-party generative AI tools or AI technologies generally.
In addition to the use of generative AI in our internal operations, including for generation of code, we also use our own proprietary AI-based features within our products, and have incorporated generative AI into our product offerings through third-party vendors, which has the potential to result in adverse effects to our financial condition, results or reputation. Generative AI features and services leverage existing and widely available technologies, such as those owned by Microsoft Azure, OpenAI or alternative large language model providers. The use of generative AI technology and processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.
Use of AI or generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development, maintenance and operation of deep learning datasets. Further, some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to adopt AI or generative AI products. Accordingly, adoption of generative AI features in our products and marketing our products as AI or generative AI products could reduce or delay customer adoption. For example, AI and generative AI use machine learning techniques, including, but not limited to, algorithms, natural language processing and/or content creation which, depending on the model and the intended use case, may lead to flawed, biased, unexplained, and inaccurate results or outputs, which could lead to customer rejection or skepticism of such products or even potentially claims against us arising from customer reliance on erroneous output to its detriment. Emerging ethical issues surround the use of AI and generative AI, or if our deployment or development of AI or generative AI becomes controversial or is successfully and adversely challenged by our current or prospective customers, we may be subject to reputational risk. Any sensitive information (including confidential, competitive, proprietary, or personal data) that our customers input into the third-party generative AI features in our products (or that we input into generative AI tools that we use) could be leaked, disclosed to others or used for improper purposes, including if sensitive information is used to train our own AI or the third parties’ generative AI models, in breach of our contractual agreements. While we have processes and practices designed to ensure that we have the necessary rights to use source training data for training our AI, we may not in every instance be able to confirm that all of the information contained in such datasets has been obtained with the necessary permissions for us to use for purposes of our AI. For example, we may use publicly available data to train our AI that contains information that was unlawfully acquired from third parties without our knowledge. While we have some tools that can be leveraged to help us avoid using personal data to train or fine-tune our AI, it may be difficult for us to avoid or identify all instances where personal data may be in the scope of the training data, even though it is not necessarily required. If we were to receive claims from third parties asserting rights against our use of certain datasets used to train our AI, it may be difficult or impossible to disentangle our trained models from the subject matter of the claims.
The disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Additionally, where our products ingest personal data or where they make connections using such data, these AI or generative AI processes may reveal or generate other personal or sensitive data over which we could lose control or impair our ability to fulfill certain data subject requests in compliance with certain privacy laws or contractual obligations to our customers, such as requests to delete certain personal data ingested by the product. Further, unauthorized use or misuse of generative AI by our employees, customers or others, including violation of internal policies or procedures or guidelines or contractual agreements and terms (including internal and external Acceptable Use policies or other policies and third-party terms), may result in disclosure or misuse of confidential company and customer data, reputational harm, privacy law violations, legal and contractual liability, or regulatory actions, including algorithmic disgorgement. Improper development, deployment, or onward use of AI and generative AI has the potential to result in biased outcomes and could lead to decisions that could harm certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. In addition, use of generative AI may also lead to novel and urgent cybersecurity risks (such as if a bad actor “poisons” the generative AI with bad inputs or logic), including the misuse of personal or business confidential data, which may adversely affect our operations and reputation.
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
Uncertainty in the legal regulatory regime relating to AI, as well as variation on AI regulations from jurisdiction to jurisdiction, may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws, the nature of which cannot be determined at this time as they continue to rapidly evolve and solidify. Several jurisdictions around the globe have already proposed or enacted laws or guidelines governing AI. For example, the EU Artificial Intelligence Act (“EU AI Act”) has come into force and its provisions are gradually becoming effective, which imposes a number of obligations on various parties related to the development and use of certain AI-based systems, and other jurisdictions are beginning to adopt or prepare for adoption of similar laws. These laws may be more restrictive than the EU AI Act and may render the use of such technologies challenging. While we aim to develop and use AI responsibly by attempting to identify and mitigate any issues associated with fairness, bias, transparency, or ethical or legal use of AI, we may be unsuccessful in identifying or resolving such issues. Further, use of our AI systems for unintended or improper use cases by customer users may alter the associated legal obligations upon Sprinklr, without our knowledge. We may not be able to detect, mitigate and remediate such misuse, and limitations of liability in contracts may be inadequate to address legal liability, fines, penalties and other regulatory actions resulting from such misuse. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with AI, particularly training AI using personal data. These obligations may make it harder for us to conduct our business using AI, develop innovative AI models and create potential for regulatory fines or penalties, require us to change our business practices, retrain our AI, prevent or limit our creation and use of AI or generative AI, or delete or require us to disgorge certain algorithms. For example, the US Federal Trade Commission has required other companies to turn over or delete or disgorge valuable insights or trainings generated through the use of AI, or the AI models or algorithms themselves, where they allege the company has violated privacy and consumer protection laws.

Our use of AI and generative AI technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits if we do not use (or are perceived to not use it) it in accordance with our internal and external policies and governance, or applicable laws and other obligations, including contractual obligations to our customers. However, if we cannot use AI or generative AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Further, intellectual property ownership and liability for violation of terms of use, open-source license obligations, infringement or misappropriation of intellectual property and violation of privacy or publicity rights are issues arising from the use of AI technologies that legislators are still attempting to establish and with which courts are still grappling. In addition, access to data from third-party sources, including public sources and data suppliers, may become more restricted in the future, which could negatively impact our development and deployment of products, including AI technologies, that rely on such data for training or operation. Therefore, the use of AI technologies in connection with our products or operations may impact our business model or result in the inability to establish ownership of intellectual property or exposure to claims relating to the foregoing.
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
A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our Unified-CXM platform. For each of the years ended January 31, 2025 and 2024, our research and development expenses were at least 10% of our revenue. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.
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
During the year ended January 31, 2025, approximately 41% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.
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
We use open source software in connection with our Unified-CXM platform and products and operations, including those products that are currently (or may be) distributed. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code (which may include our modifications or product code into which such open source software has been integrated) on unfavorable terms allowing further modification and redistribution and at no or nominal cost, and we may be subject to such terms.

The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these open source licenses could be construed in a way that imposes unanticipated conditions or restrictions on our ability to commercialize our products. It is possible that our use of open source software could inadvertently result in, or could be claimed to have resulted in use that would require us to disclose source code that we have decided to maintain as proprietary or that would otherwise breach the terms or fail to meet the conditions of an open source license or third-party contract, in part because open source license terms are often ambiguous and are not always drafted with certain programming languages in mind. We could be subject to suits by parties claiming ownership of or demanding release of the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the applicable open source licensing terms or alleging that our use of such software infringes, misappropriates or otherwise violates a third party’s intellectual property rights. We may as a result be subject to claims for breach of contract, infringement of intellectual property rights, or indemnity, required to release our proprietary source code, pay damages, incur additional internal compliance costs, royalties, or license fees or other amounts, seek licenses, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of the applicable license could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.
Additionally, the use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. While we do keep track of our use of open-source software, we cannot be sure that all open source software is identified prior to use in our products and services. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have an adverse effect on our business, financial condition, and results of operations.
Any failure to obtain, maintain, protect, defend or enforce our intellectual property rights could impair our ability to protect our proprietary technology and our brand and adversely affect our business, financial condition and results of operations.
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of January 31, 2025, we owned 38 U.S. issued patents and 10 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
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
We are, and may become in the future, subject to securities class actions, derivative suits or other securities-related legal actions. For example, in August 2024, a putative securities class action was filed against us and certain of our officers alleging violations of the federal securities laws for allegedly making false and misleading statements. On March 18, 2025, a stockholder derivative action was filed, purporting to bring claims on behalf of the Company against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties, among other claims, in relation to substantially the same factual allegations as those made in the securities class action.
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
In addition, federal and state government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt or increase the cost of our customers’ use of our Unified-CXM platform, which could negatively impact our business. In December 2017, the Federal Communications Commission (“FCC”) repealed its 2015 “network neutrality” rules, effective June 2018. The 2015 network neutrality rules were designed to ensure that all online content and services were treated the same by internet service providers and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or harm our business. In April 2024, the FCC adopted an order that substantially reinstated the 2015 rules, but the U.S. Court of Appeals for the Sixth Circuit overturned the FCC’s decision on January 2, 2025, which means that there is no federal regulation requiring network neutrality. A number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. For example, California and Vermont have state-level requirements in effect, and New York is considering similar legislation. We cannot predict the actions that the FCC may take, whether any new FCC order or state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC itself, or the degree to which additional federal or state regulatory action – or inaction – may adversely affect our business. We could incur greater operating expenses or our customers’ use of our Unified-CXM platform could be adversely affected, either of which could harm our business and results of operations.
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
We seek to maintain the integrity and availability of our products and confidentiality of our confidential information through certain controls, such as business continuity and disaster recovery plans, redundant designs of operational systems and processes, training and availability of key employees, contractual and technical assurances by our third-party service providers to maintain their services to us, regular tests and audits of critical systems and plans, capacity planning for current and future system and process needs, enterprise risk management, and periodic review of our plans. Notwithstanding these efforts, we cannot ensure that our systems or those of the third parties with whom we work are not or will not be vulnerable to disruptions from natural or man-made disasters or other security incidents. We are exposed to threats and resulting risks that may result in a significant disruption of our ability to deliver our products to our customers.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (such as Section 5 of the Federal Trade Commission Act), and other laws, including wiretapping laws. For example, some privacy laws and other obligations require us or our customers to obtain consent to process personal data in certain circumstances. Some of our data processing practices may be challenged under wiretapping laws, as we obtain customer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. In addition, we must comply with the FCC’s regulations that require us to protect private customer information about their use of telecommunications services, known as customer proprietary network information. Our, or the third parties with whom we work, inability or failure to adhere to applicable requirements could result in adverse consequences, including class action litigation, mass arbitration demands and statutory fines for noncompliance. In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making, which, even if not directly applicable to Sprinklr as a data processor, may be applicable to our customers. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, under the California Consumer Privacy Act of 2018 (“CCPA”) noncompliance carries fines and also allows for a private right of action for certain data breaches. These laws, as well as other laws or regulations relating to data privacy and security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, may result in further uncertainty with respect to data privacy and security issues, and will require us to incur additional resource, costs and expenses in an effort to comply. The enactment of various laws has prompted similar legislative developments in other states, which has created a patchwork of overlapping nuanced state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to personal data than federal, foreign or other state laws, which complicate compliance efforts. The federal government is also still considering comprehensive privacy legislation.
In addition, as we continue to expand our business activities, we are accessing additional types and greater volumes of potentially confidential or sensitive information that may subject us to additional privacy and security laws and obligations. For example, in certain limited instances, we have agreed with specific customers to permit the exchange of protected health information through certain approved platform components. Our access to protected health information for specific agreed upon use cases on behalf of those customers that are covered entities and therefore subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), may subject us to HIPAA’s specific requirements relating to the privacy, security, and transmission of protected health information. To the extent that we are or may become subject to HIPAA, our failure to comply could result in significant penalties. Additionally, to the extent that additional customers with whom we did not agree to permit the exchange of protected health information through our platforms in their capacity as covered entities nonetheless input or allow such information within the platform in violation of their contractual obligations with us, we could also be subject to additional compliance risks. Similar privacy, security, and transmission obligations may apply to us outside the United States if we process health information and other categories of sensitive or confidential information knowingly or unknowingly, and our failure to comply could result in significant penalties. As we expand into more regulated industries, there may be additional obligations regarding the types of data in scope, and higher risk due to the sensitivity and potential impact of exposure.
As another example, we enable the processing of credit card data through our Secure Forms module, and we have entered contractual relationships requiring us to comply with the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.
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
Europe and other jurisdictions have proposed or enacted laws requiring data to be localized in some limited circumstances or limiting the transfer of personal data to other countries. In addition, some customers have internal policy requirements which may differ from, or be more burdensome than, applicable regulations. For example, European and other data protection laws, including the GDPR, place some restrictions on the ability of companies to freely transfer personal data to countries deemed to be inadequate for privacy purposes, and there are fairly rigorous restrictions regarding transfers of personal data from China. Other jurisdictions may also adopt stringent data localization and cross-border data transfer requirements and, in many circumstances, these may be requirements outside of the scope of privacy law, including industry-specific or national security requirements. With respect to data transfers under the GDPR, although there are currently various mechanisms that may be used to enable the transfer of personal data from the European Economic Area (“EEA”) and UK to the United States in compliance with the law, such as the EU-US Data Privacy Framework and the UK extension thereto (to which we are an active participant) and the EU’s standard contractual clauses, these mechanisms continue to be subject to legal challenges, and there is no continued assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other countries with “inadequate” data protection regimes without the potential for future challenge. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions outside of the origin territory, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the prohibition on further transfers (including remote access by employees in support teams in certain regions), the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, can be subject to increased scrutiny from regulators, individual litigants, and activist groups. Regulators in the United States, such as the U.S. Department of Justice, also are increasingly scrutinizing certain personal data transfers and have proposed and enacted certain data localization requirements, such as, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.
We are or may become directly or indirectly subject to new laws in the EEA that regulate cybersecurity and non-personal data, such as the EU Data Act, the EU Digital Operational Resilience Act (DORA) or the so-called “EU NIS2 Directive.” Depending on how new laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements and products to comply with such obligations.
UK and EEA data privacy regulations in relation to electronic communications also require opt-in consent to send certain unsolicited marketing emails or other electronic communications to individuals or for the use of cookies and the data obtained using cookies and similar technologies for advertising, analytics and certain other purposes – activities on which our products and marketing strategies rely. Enforcement of these requirements has increased, and a new regulation proposed in the EU, known as the ePrivacy Regulation, makes these requirements, as well as requirements around tracking technologies, such as cookies, more stringent and increases the penalties for violating them. Such restrictions could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our business.
We sometimes rely on certain data obtained from third-party data suppliers, and the sale of data to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining information from third parties carries risk to us as a data purchaser and onward provider to our customers. Regulators are increasingly scrutinizing the activities of third-party data suppliers, as well as those using the data from those third parties, and laws in the United States (including the CCPA and California Delete Act) and other jurisdictions, such as Europe (including GDPR, and the ePrivacy Directive), are likewise regulating such activity. These laws pose additional, material compliance risks to such suppliers, and these suppliers may not be able to supply us with personal data in compliance with these laws. Such laws may make it difficult for our suppliers to provide the data as the costs associated with the data materially increase. For example, some data suppliers are required to register as data brokers under California, Vermont, Texas and Oregon law and file reports with regulators, which exposes them to increased scrutiny. Additionally, the California Delete Act requires the California Privacy Protection Agency to establish by January 1, 2026 a mechanism to allow California consumers to submit a single, verifiable request to delete all of their personal data held by all registered data brokers and their service providers. Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for our suppliers to provide data to us that the costs associated with the data materially increase or may materially decrease the availability of data that our data suppliers can provide us. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, for example, where necessary by providing appropriate transparency notices to data subjects, obtaining necessary consents or where the data is not lawfully made available to us. In addition, there may be restrictions in their terms of use of which we are not aware.
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
Moreover, we have been certified or assessed to be compliant with certain privacy and security standards or requirements. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.
Furthermore, we make numerous statements in our privacy policies, terms of service, contracts, requests for information, whitepapers, in online collateral, through our certifications to certain industry standards, and in our marketing materials that describe the security and privacy practices including as it relates to our Unified-CXM platform. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Our privacy policies and other statements regarding data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, misleading, or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even though circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries or other proceedings including, without limitation, by the U.S. Federal Trade Commission, federal, state and foreign regulators, our customers and private litigants, which could adversely affect our business, reputation, results of operations and financial condition.
Business partners and other third parties with a strong influence on how consumers interact with our products, such as Apple, Google, Meta, Microsoft and Mozilla, have and may continue to create new privacy controls or restrictions on their products and platforms, limiting the effectiveness of our services. With obligations relating to data privacy and security changing and imposing new and stringent obligations, and with some uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.
Even with processes designed to assess the third parties with whom we work, we may not have sufficient knowledge about the locations where such third parties process personal data, the types of data transfers in scope for their processing, how that data is processed, or what data is processed, which may impact the commitments we can make to our customers. Additionally, if the third parties with whom we work with, including our vendors or third-party service providers, violate applicable laws, rules or regulations or our policies, such violations may put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or the third parties with whom we work to comply with our data privacy or security obligations to customers or other third parties, or any of our other legal obligations relating to data privacy or security, may result in governmental investigations or inquiries (which have occurred in the past and may occur in the future), enforcement actions, litigation and mass arbitration demands, disputes or other claims, indemnification requests, restrictions on providing our services, claims or public statements against us by privacy advocacy groups or others, adverse press and widespread negative publicity, reputational damage, significant liability or fines and the loss of the trust of our customers, any of which could have a material adverse effect on our business, results of operations and financial condition.
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

If we or the third parties with whom we work experience a cybersecurity breach or other security incident, any vulnerabilities are identified, or unauthorized parties otherwise obtain access to our customers’ data, our data or our Unified-CXM platform, our Unified-CXM platform may be perceived as not being secure, our reputation may be harmed, demand for our Unified-CXM platform may be reduced and we may incur significant liabilities.
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
In addition, our Unified-CXM platform or other internal systems used for operating our business may be misconfigured or contain significant unmitigated weaknesses or vulnerabilities, resulting in a heightened exposure to internal and external threats. The processes used to implement technical and administrative controls to protect our systems and the data they contain may be ineffective, either in parts or entirely. Our employees, contractors, partners, vendors and customers could create situations whereby critical controls are bypassed, deactivated or otherwise reduced in effectiveness, which could lead to the inadvertent exposure of confidential information, intellectual property or other sensitive information and heighten our exposure to security threats. Moreover, we may not have access to any effective control mechanisms that could mitigate these concerns or address new or advanced concerns. In the event that such weaknesses or vulnerabilities were exploited by internal or external threats, we could face adverse consequences, such as significant interruptions in our operations, loss of customers, loss of data and income, reputational harm, and diversion of funds.
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
We and the third parties with whom we work are subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses, worms, backdoors and time bombs), malware (including as a result of advanced persistent threat intrusions), volumetric or application-level denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, misconfiguration, software or hardware failures, access deprovisioning failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI and other similar threats. In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Adware, telecommunications failures, earthquakes, fires, floods, adverse weather events, and man-made disasters may also impact the availability of our systems and operations. Additionally, our customers have in the past conducted, and may continue to conduct in the future, their own penetration testing on our systems, potentially uncovering issues or vulnerabilities. The discovery of vulnerabilities in our systems by customers could result in adverse consequences, including contractual penalties, customer churn and reputational damage.
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
Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential information. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our Unified-CXM platform and our services, lead to the termination of our contracts by our customers and/or vendors and monetary penalties based on our agreements with said customers and/or vendors. We may expend significant resources or modify our business activities to try to remediate and protect against security incidents. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have in the past and may in the future be subject to attempted or successful cybersecurity attacks by third parties seeking unauthorized access to our or our customers’ confidential information or to disrupt our ability to provide our Unified-CXM platform.
Our data privacy and security obligations under certain applicable laws and our customer agreements require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and confidential information. At times, we may fail, or be perceived to have failed, in implementing these privacy and security obligations. Such actual or perceived non-compliance by us or the third parties with whom we work could result in adverse consequences. In addition, we operate our products for the benefit of our customers who have documented responsibilities to maintain certain security controls, such as provisioning and deprovisioning users, in their respective environments without oversight or control by us. Our customers are responsible for using, configuring and otherwise implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. In certain cases, our customers may reject, weaken or incorrectly configure security controls provided by us to maintain the security of their environments, resulting in a loss of confidentiality or integrity of such customer’s data or processes. Such an event also may result in a compromise to our information technology systems or a security incident, or public disclosures and negative publicity for us and such customer, which may have a negative impact on our ability to achieve our corporate goals and could adversely affect our business, reputation, results of operations and financial condition. Such an event may also result in a compromise to our information technology systems or a security incident.
Applicable data privacy and security obligations, both legally and contractually, may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such notifications are costly, and the notifications or the failure to comply with such requirements could lead to adverse consequences, including breach of contract or applicable legislation. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); regulatory investigations or requests for information; additional reporting requirements and/

or oversight; restrictions on processing confidential information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our Unified-CXM platform, deter new customers from using our Unified-CXM platform, and negatively impact our ability to grow and operate our business. Additionally, we may make statements that describe our efforts to respond to, mitigate and/or remediate security incidents. Although we endeavor to be as accurate as possible in our statements, we may at times fail to do so or be alleged to have failed to do so. Our statements related to our response to security incidents can subject us to potential government or legal action if they are found to be deceptive, misleading, or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, we may face litigation, disputes, claims, investigations, inquiries or other proceedings including, without limitation, by the U.S. Federal Trade Commission and federal, state and foreign regulators, which could adversely affect our business, reputation, results of operations and financial condition.
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
Our ability to use our net operating losses and other tax assets to offset future taxable income or tax liability could be subject to certain limitations.
We have U.S. federal and state net operating loss (“NOL”) carryforwards as a result of prior period losses, some of which, if not utilized, may expire. Certain of our federal NOLs will begin to expire in fiscal year 2032 and our state NOLs began to expire in fiscal year 2023. If these net operating loss carryforwards expire unused, they will be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOL carryforwards are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 generally are not permitted to be carried back to prior taxable years.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize net operating loss carryforwards in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.
Future issuances of our stock could cause an “ownership change.” It is possible that any future ownership change could have a material effect on the use of our net operating loss carryforwards, which could adversely affect our profitability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited which could accelerate or permanently increase state taxes owed.
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
•general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of public health crises or geographical tensions and wars, such as the Russia-Ukraine war and the Israel-Hamas war (including any escalation or geopolitical expansion of these conflicts); and
•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of January 31, 2025 beneficially held approximately 45.5% of our outstanding capital stock, but controlled approximately 89.3% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.
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
As of January 31, 2025, our directors, executive officers and their respective affiliates beneficially owned, in the aggregate, approximately 98.3% of our Class B common stock, and controlled approximately 89.7% of the voting power of our outstanding capital stock. As a result, our directors, executive officers and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction.
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
Our information security and enterprise risk management function, led by the roles of Chief Information Security Officer (“CISO”) and Chief Compliance Officer (“CCO”), helps identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of the Company’s information security risk register. The information security function helps to identify, assess, and mitigate risks from cybersecurity threats by monitoring and evaluating the relevant threat environment and the Company’s security risk posture using various methods including, for example deploying manual and automated tools in certain environments and systems, subscribing to reports and services that identify certain cybersecurity threats, analyzing reports of certain cybersecurity threats and actors, conducting manual and automated scans of certain environments, evaluating our industry’s risk profile, evaluating certain threats reported to us, coordinating with law enforcement concerning certain threats, conducting internal audits and threat assessments in certain environments and systems, conducting vulnerability assessments in certain environments and systems, and engaging third parties to assist with tabletop incident response exercises.
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
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under “Part I. Item 1A. Risk Factors” in this Form 10-K, including “If we or the third parties upon which we rely experience a cybersecurity breach or other security incident, any vulnerabilities are identified, or unauthorized parties otherwise obtain access to our customers’ data, our data or our Unified-CXM platform, our Unified-CXM platform may be perceived as not being secure, our reputation may be harmed, demand for our Unified-CXM platform may be reduced and we may incur significant liabilities.”
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain roles within our management, including the roles of CISO, CCO and General Counsel (“GC”). The CISO role reports to our GC and is the role with the primary responsibility for our cybersecurity risk assessment and management processes. Our VP, Product Security, who reports to our GC and also supports the management team’s cybersecurity risk assessment and management processes, has twenty years of cyber experience, as well as in product security, program development and software development. Additionally, as part of our governance of cybersecurity, if a role on the management team relevant to our cybersecurity risk assessment and management processes is or becomes vacant, another senior member of the applicable functional team is designated to support our cybersecurity risk assessment and management processes on an interim basis, as needed.
The CISO role is responsible for hiring appropriate personnel, managing the security budget, helping to integrate cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, providing security and security-related risk guidance to leadership relating to product management, development, and operations, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our incident response and crisis communications plans are designed to escalate certain cybersecurity incidents to members of the crisis management team depending on the circumstances, which includes the following roles: CISO, CCO, GC, and the corporate communications team and executive leadership as needed. This group works with our incident response team to help triage, contain, remediate, and recover from cybersecurity incidents of which they are notified. In addition, our incident response and crisis management plans include reporting to the audit committee of the board of directors for certain cybersecurity incidents.
The audit committee receives periodic reports from management concerning any significant cybersecurity threats and risks and the processes we have implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties
Our principal executive offices are located in New York, NY, USA where we lease approximately 24,000 square feet of office space under a lease that expires in December 2034. We have one other domestic office in Austin, and international offices, including in England, France, Germany, India, Japan, Singapore, Spain, and United Arab Emirates. These offices are leased, and we do not own any real property. We believe that our current facilities are adequate to meet our current needs.

Item 3. Legal Proceedings
From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. Refer to Note 9, Commitments and Contingencies - Legal Matters, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K for a description of current legal proceedings.

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
Holders of Record
As of January 31, 2025, there were 360 and 472 stockholders of record of our Class A and Class B common stock, respectively. We believe that a substantially greater number of beneficial owners hold shares through brokers, banks and other nominees.
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
Stock Performance Graph
The graph below shows the cumulative total return to our stockholders between June 23, 2021 (the first day on which our Class A common stock traded on the New York Stock Exchange) through January 31, 2025 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on June 23, 2021 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Cumulative Total Return
Assumes Initial Investment of $100
$200.00
$150.00
$100.00
$50.00
$—
6/23/2021
7/31/2021
10/31/2021
1/31/2022
4/30/22
7/31/22
10/31/22
1/31/23
4/30/23
7/31/23
10/31/23
1/31/24
4/30/24
7/31/24
10/31/24
1/31/25
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
This section of our Form 10-K discusses our financial condition and results of operations for the fiscal years ended January 31, 2025, 2024, and 2023 and year-to-year comparisons between fiscal 2025 and fiscal 2024. Year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Form 10-K for the fiscal year ended January 31, 2024, filed on March 29, 2024.
Overview
Sprinklr is redefining the world’s ability to make every customer experience extraordinary.
We do this with our evolving enterprise software – Unified Customer Experience Management (“Unified-CXM”) – that enables customer-facing teams, from Customer Service to Marketing, to collaborate across internal silos, communicate across digital channels, and leverage AI to deliver better customer experiences at scale – all on one unified, AI-based platform. Sprinklr has four main product suites: Sprinklr Social, Sprinklr Insights, Sprinklr Marketing and our newest offering, Sprinklr Service. We believe that these four suites enable the world’s largest and leading brands to better reach, engage and listen to their customers on the channel of their choice. We continue to invest in the unified platform and develop new features and enhancements to each suite as our customers’ needs evolve.
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
Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 80 countries, and our AI-based CXM platform recognizes over 150 languages. As of January 31, 2025, we had 1,930 customers spanning organizations of a broad range of sizes and industries, including 60% of the Fortune 100 companies, compared to 1,735 customers as of January 31, 2024. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of January 31, 2025, we had 149 large customers compared to 126 as of January 31, 2024.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. As of January 31, 2025, our RPO was $987.7 million and our cRPO was $612.5 million. As of January 31, 2024, our RPO was $966.6 million and our cRPO was $587.0 million.

Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes subscription revenue from new customers. Our NDE, on a trailing 12-month basis, was 103.6% and 117.7% for the 12-month periods ended January 31, 2025 and 2024, respectively. The decrease year-over-year was driven by elevated churn, exacerbated by the current macroeconomic environment.
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including fluctuations in inflation and interest rates and the Russia-Ukraine and Israel-Hamas wars, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. While we have experienced growing inflationary pressures on the cost of wages, rent and data, the net result of inflationary impacts and our efforts to mitigate these impacts have not been material to us during the periods included in this report. In addition, general economic weakness may lead to longer collection cycles for payments due from our customers and an increase in customer provision for credit losses, as well as restructuring initiatives and associated expenses, and customers and potential customers may require extended financial concessions, which could result in adjustments to revenue recognition.
The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors” included in Part I, Item 1A of this Form 10-K.

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

Costs of Professional Services Revenue
Costs of professional services revenue consists primarily of personnel-related expenses for our professional services personnel. including salaries, benefits, bonuses and stock-based compensation, professional fees, software costs, subcontractor costs, travel expenses and allocated overhead expenses, including facilities costs, for our professional services organization. We expect that our costs of professional services revenue will increase in absolute dollars as we continue to increase our use of partners in the delivery of implementation services and expand our customer base.
Gross Profit and Gross Margin
Gross profit is total revenue less total costs of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors, including our pricing, our mix of revenues and the costs required to deliver those revenues.
Our gross margin on subscription revenue is significantly higher than our gross margin on professional services revenue, and as a result our gross margin may vary from period to period if our mix of revenue or costs of revenue fluctuates. In addition, because personnel-related expenses represent the largest component in costs of professional services revenue, we may experience changes in our professional services gross margin due to the timing of delivery of those services. We expect that our gross margin will decline in the near term due to higher data and hosting costs and, in the long term, will vary from period to period.
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
We expect that our general and administrative expense will decrease in the near term as a result of cost saving initiatives and generally increase in absolute dollars in the long term as we continue to grow our business. We also anticipate that we will incur additional costs for employees and third-party consulting services, which may cause our general and administrative expense to fluctuate as a percentage of revenue from period to period.
Other Income, Net
Other income, net, consists of interest income on invested cash and cash equivalents and marketable securities, foreign currency transaction gains and losses and other expenses and gains.

Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and U.S. jurisdictions in which we conduct business. Our annual estimated effective tax rate differed from the U.S. federal statutory rate in fiscal 2025 primarily due to the valuation allowance release on our U.S. federal and state deferred tax assets.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Revenue:
Subscription	$717,923	$668,541	$548,649
Professional services	78,471	63,819	69,541
Total revenue	796,394	732,360	618,190
Costs of revenue:
Costs of subscription (1)	140,730	116,032	102,276
Costs of professional services (1)	81,348	63,369	61,449
Total costs of revenue	222,078	179,401	163,725
Gross profit	574,316	552,959	454,465
Operating expense:
Research and development (1)	91,999	91,292	76,658
Sales and marketing (1)	321,658	321,849	336,719
General and administrative (1)	136,689	105,873	92,312
Total operating expense	550,346	519,014	505,689
Operating income (loss)	23,970	33,945	(51,224)
Other income, net	24,322	26,577	3,756
Income (loss) before provision for income taxes	48,292	60,522	(47,468)
(Benefit) provision for income taxes	(73,317)	9,119	8,274
Net income (loss)	$121,609	$51,403	$(55,742)

(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:
	Year Ended January 31,
(in thousands)	2025	2024	2023
Costs of subscription	$1,323	$1,130	$1,528
Costs of professional services	1,387	1,450	2,249
Research and development	11,404	11,566	10,678
Sales and marketing	21,331	24,477	26,651
General and administrative	24,072	17,134	14,411
Stock-based compensation expense, net of amounts capitalized	$59,517	$55,757	$55,517

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue (1):

	Year Ended January 31,
	2025	2024	2023
Revenue:
Subscription	90%	91%	89%
Professional services	10%	9%	11%
Total revenue	100%	100%	100%
Costs of revenue:
Costs of subscription	18%	16%	17%
Costs of professional services	10%	9%	10%
Total costs of revenue	28%	24%	26%
Operating expense:
Research and development	12%	12%	12%
Sales and marketing	40%	44%	54%
General and administrative	17%	14%	15%
Total operating expense	69%	71%	82%
Operating income (loss)	3%	5%	(8)%
Other income, net	3%	4%	1%
Income (loss) before provision for income taxes	6%	8%	(8)%
(Benefit) provision for income taxes	(9)%	1%	1%
Net income (loss)	15%	7%	(9)%
(1) Totals may not foot due to rounding.

Comparison of Fiscal Years Ended January 31, 2025 and 2024
Revenue

	Year Ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Subscription	$717,923	$668,541	$49,382	7%
Professional services	78,471	63,819	14,652	23%
Total revenue	$796,394	$732,360	$64,034	9%
The increase in subscription revenue was primarily due to increased revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform, as well as demand for our solutions from new customers. Such growth was partially offset by certain existing customers purchasing fewer quantities of current subscription solutions within our platform as well as certain customers no longer subscribing to our platform, partially driven by macroeconomic conditions.
The increase in professional services revenue was primarily due to growth in both implementations and managed services related to CCaaS delivery capabilities.
Costs of Revenue and Gross Margin

	Year Ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Costs of subscription revenue	$140,730	$116,032	$24,698	21%
Costs of professional services revenue	81,348	63,369	17,979	28%
Total costs of revenue	$222,078	$179,401	$42,677	24%
Gross margin - subscription	80%	83%
Gross margin - professional services	(4)%	1%
The increase in costs of subscription revenue was primarily due to (i) higher costs related to third-party cloud infrastructure necessary to meet our increased customer demand, which included a $19.8 million increase in our data and hosting costs and (ii) a $3.2 million increase in the amortization of capitalized research and development costs.
The increase in costs of professional services revenue was primarily due to (i) an $11.7 million increase in subcontractor costs as a result of higher partner delivery costs associated with increased professional services revenue and (ii) higher personnel-related costs of $5.0 million as a result of increased headcount.
Gross margin for subscription decreased by three percentage points, primarily driven by increased costs associated with third-party cloud infrastructure and data. Gross margin for professional services decreased by five percentage points as we increased our investment in CCaaS delivery partners and personnel in fiscal year 2025 to support future growth in our CCaaS solution.
Research and Development Expense

	Year Ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Research and development	$91,999	$91,292	$707	1%
% of revenue	12%	12%
The increase in research and development expense was primarily due to (i) an increase in software subscription costs of $1.3 million and (ii) an increase in rent and facilities expenses of $0.5 million. These increases were partially offset by (i) a $0.8 million decrease in travel and entertainment costs and (ii) a $0.5 million decrease in other research and development costs.

Sales and Marketing Expense

	Year Ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$321,658	$321,849	$(191)	—%
% of revenue	40%	44%
Sales and marketing expense remained relatively flat during the year ended January 31, 2025 as compared to the prior-year period. However, the change included a $2.0 million decrease in severance and related costs as a result of fewer sales and marketing employees being included in the restructuring implemented during the year ended January 31, 2025 than the restructuring program implemented during the prior year, which was offset by an increase in travel and related costs of $1.9 million.
General and Administrative Expense

	Year Ended January 31,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$136,689	$105,873	$30,816	29%
% of revenue	17%	14%
The increase in general and administrative expense was primarily due to (i) a $15.5 million increase in personnel-related costs driven by higher general and administrative headcount, as well as increased stock compensation expense, primarily related to new grants during fiscal year 2025, (ii) a $10.3 million increase in consulting costs primarily related to strategic projects and (iii) a $5.7 million increase in provision for credit losses due to increased reserves for certain customers that we deemed to be uncollectible accounts, as well as higher calculated loss rates applied to outstanding receivables.
Other Income, Net

	Year Ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Other income, net	$24,322	$26,577	$(2,255)	(8)%
% of revenue	3%	4%
The decrease in other income, net was primarily attributable to a $4.2 million decrease in interest income from our money market and short-term investment accounts as a result of lower average balances in these accounts, partially offset by higher average interest rates. This decrease was partially offset by a $2.0 million increase in net foreign currency gains.
(Benefit) Provision for Income Taxes

	Year Ended January 31,
(in thousands)	2025	2024	$ Change	% Change
(Benefit) provision for income taxes	$(73,317)	$9,119	$(82,436)	(904)%
% of revenue	(9)%	1%
The decrease in (benefit) provision for income taxes was primarily related to the impact of an $87.1 million valuation allowance release of the Company’s U.S. federal and state deferred tax assets recorded in the year ended January 31, 2025.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe that the following non-GAAP financial measures associated with our consolidated statements of operations are useful in evaluating our operating performance:
•Non-GAAP gross profit and non-GAAP gross margin
•Non-GAAP operating income and non-GAAP operating margin; and
•Non-GAAP net income and non-GAAP net income per share
We define these non-GAAP financial measures as the respective U.S. GAAP measures, excluding, as applicable, stock-based compensation expense and related charges, amortization of acquired intangible assets and release of U.S. federal and state valuation allowances, as well as other one-time charges and benefits, such as restructuring charges, costs associated with acquisitions, litigations and facility exit costs. We believe that it is useful to exclude these items in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies over multiple periods. In periods of net loss, we calculate non-GAAP net income per share by using non-GAAP net income divided by basic weighted average shares for the period regardless of whether we are in a non-GAAP net income or loss position and assuming that all potentially dilutive securities are anti-dilutive.
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
A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Non-GAAP gross profit and non-GAAP gross margin:
U.S. GAAP gross profit	$574,316	$552,959	$454,465
Stock-based compensation expense and related charges (1)	2,750	2,625	3,861
Non-GAAP gross profit	$577,066	$555,584	$458,326
Gross margin	72%	76%	74%
Non-GAAP gross margin	72%	76%	74%

Non-GAAP operating income:
U.S. GAAP operating income (loss):	$23,970	$33,945	$(51,224)
Stock-based compensation expense and related charges (2)	60,663	57,902	56,704
Amortization of acquired intangible assets	118	200	475
Non-GAAP operating income	$84,751	$92,047	$5,955
Operating margin	3%	5%	(8)%
Non-GAAP operating margin	11%	13%	1%
(1) Employer payroll tax related to stock-based compensation for the years ended January 31, 2025, 2024, and 2023 was immaterial as to the impact to gross profit.
(2) Includes $1.1 million, $2.1 million and $1.2 million of employer payroll tax related to stock-based compensation expense for the years ended January 31, 2025, 2024 and 2023, respectively.

	Year Ended January 31,
	2025			2024			2023
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income reconciliation to net income (loss)
Net income (loss)	$121,609	$0.47	$0.44	$51,403	$0.19	$0.18	$(55,742)	$(0.21)	$(0.21)
Add:
Stock-based compensation expense and related charges	60,663	0.23	0.22	57,902	0.22	0.20	56,704	0.22	0.22
Amortization of acquired intangible assets	118	0.00	0.00	200	0.00	0.00	475	0.00	0.00
Release of U.S. federal and state valuation allowances	(87,058)	(0.33)	(0.31)	—	0.00	0.00	—	0.00	0.00
Total additions, net	(26,277)	(0.10)	(0.09)	58,102	0.22	0.20	57,179	0.22	0.22
Non-GAAP net income	$95,332	$0.37	$0.35	$109,505	$0.41	$0.38	$1,437	$0.01	$0.01
Weighted-average shares outstanding		260,241	274,773		269,974	287,093		259,530	259,530

	Year Ended January 31,
(in thousands)	2025	2024	2023
Free cash flow:
Net cash provided by operating activities	$77,590	$71,465	$26,660
Purchases of property and equipment	(5,802)	(8,548)	(6,091)
Capitalized internal-use software	(12,631)	(11,777)	(10,358)
Free cash flow	$59,157	$51,140	$10,211

Liquidity and Capital Resources
Overview
As of January 31, 2025, our principal sources of liquidity were $145.3 million of cash and cash equivalents and $338.2 million of highly liquid marketable securities. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.
Cash Collateral Agreements and Restricted Cash
In April 2023, we entered into cash collateral agreements with Silicon Valley Bank in lieu of a letter of credit facility, which are associated with certain leases. Approximately $1.3 million is outstanding on these cash collateral agreements as of January 31, 2025, which we have therefore classified within restricted cash. As of January 31, 2025, $0.7 million of this restricted cash is recorded within prepaid expenses and other current assets and $0.6 million is recorded within other non-current assets on the consolidated balance sheets.
Starting in 2023, we entered into cash collateral agreements with J.P. Morgan Bank in lieu of a credit facility, through which approximately $6.9 million is outstanding as of January 31, 2025. As of January 31, 2025, $1.0 million of this restricted cash is recorded within prepaid expenses and other current assets and $5.9 million is recorded within other non-current assets on the condensed consolidated balance sheets.
Share Repurchase Program
On January 8, 2024, we entered into an approved share repurchase program (the “2024 Share Repurchase Program”), whereby we could repurchase up to $100 million of our Class A common stock. On both March 26, 2024 and June 3, 2024, our board of directors approved an additional $100 million of repurchases under the 2024 Share Repurchase Program, bringing the total amount authorized for purchase under the 2024 Share Repurchase Program to $300 million.

During the year ended January 31, 2024, we repurchased 2,400,338 shares of our Class A common stock for an aggregate cost of $29.6 million, including commissions. Additionally, we repurchased 25,460,052 shares of our Class A common stock for an aggregate cost of $271.0 million, including commissions, during year ended January 31, 2025. All of the shares repurchased have been returned to our authorized but unissued share reserve. During the second quarter of fiscal year 2025, we completed the full purchase authorization of $300 million under the 2024 Share Repurchase Program. For additional information regarding the 2024 Share Repurchase Program, see Note 10, Stockholders’ Equity, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K.
Material Cash Requirements
Our expected material cash requirements consist of contractually obligated expenditures. We have agreements in place with data and service providers that require us to make certain minimum guaranteed purchase commitments through fiscal year 2030, which totaled $324.8 million as of January 31, 2025, of which $107.1 million is due within twelve months from January 31, 2025. In the normal course of business we may renew existing contracts throughout the year. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2035. Refer to Note 8, Leases, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K for a discussion of our leases. There were no other significant changes in our material cash requirements during fiscal 2025.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$77,590	$71,465	$26,660
Net cash provided by (used in) investing activities	$154,126	$(110,570)	$(193,494)
Net cash (used in) provided by financing activities	$(248,158)	$24,086	$34,971
Our net income (loss) and cash flows provided by operating activities are influenced significantly by our investments in headcount to support growth and in costs of revenue to deliver our services. Non-cash charges primarily include depreciation and amortization, provision for credit losses, stock-based compensation, non-cash lease expense, deferred income taxes and amortization/accretion on marketable securities. Our largest source of operating cash is cash collections from customers using our Unified-CXM platform and related services. Our primary uses of cash from operating activities are for employee-related costs, costs to deliver our revenue and marketing expenses.
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
Operating Activities
For the fiscal year 2025, cash provided by operating activities was $77.6 million, which consisted of net income of $121.6 million, adjusted for non-cash expenses of $2.5 million and $41.6 million of net cash flows used as a result of changes in operating assets and liabilities. The $41.6 million of net cash flows used as a result of changes in our operating assets and liabilities reflected a (i) $30.0 million increase in accounts receivable due to billings outpacing collections, (ii) a $15.5 million increase in prepaid expenses and other current assets due to higher prepaid hosting and data costs, (iii) a $12.5 million decrease in accrued expenses and other current liabilities primarily due to lower bonus and commission accruals, (iv) a $9.6 million increase in other non-current assets due to higher capitalized commissions, and (v) a $7.0 million decrease in accounts payable due to timing of payments made. These decreases to cash flows from operations was partially offset by a $37.5 million increase in deferred revenue as a result of billings exceeding recognized revenue.
For the fiscal year 2024, cash provided by operating activities was $71.5 million, which consisted of net income of $51.4 million, adjusted for non-cash expenses of $65.9 million and $45.8 million net cash flows used as a result of changes in operating assets and liabilities. The $45.8 million of net cash flows used as a result of changes in operating assets and liabilities reflected (i) a $68.7 million increase in accounts receivable due to increased billings and the timing of invoices billed, (ii) a $25.6 million increase in other non-current assets driven by an increase in capitalized commissions, and (iii) an $8.0 million decrease in operating lease liabilities due to ongoing payments for leased properties. These decreases to cash flows from operations were partially offset by (i) a $49.8 million increase in deferred revenue resulting primarily from increased billings for subscriptions, (ii) an $8.7 million decrease in prepaid expenses and other current assets driven by larger prepaid contracts in the prior fiscal year and (iii) a $3.3 million increase in accounts payable largely due to an overall increase in spend and the timing of payments due.
For the fiscal year 2023, cash provided by operating activities was $26.7 million resulting from net loss of $55.7 million offset by non-cash expenses of $75.7 million and $6.7 million net cash flow provided as a result of changes in operating assets and liabilities. The $6.7 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected (i) a $41.5 million increase in deferred revenue resulting primarily from increased billings for subscriptions, (ii) a $29.1 million decrease in prepaid expenses and other current assets driven by larger prepaid contracts in the prior fiscal year, (iii) a $14.5 million increase in accounts payable largely due to the timing of payments due, and (iv) a $6.7 million increase in accrued expenses and other current liabilities. These changes were partially offset by (i) a $44.8 million increase in accounts receivable due to increased billings, (ii) a $24.4 million increase in other non-current assets driven by an increase in capitalized commissions, and (iii) the $12.0 million litigation settlement paid in March 2022.
Investing Activities
For the fiscal year 2025, net cash provided by investing activities was $154.1 million and primarily consisted of $568.7 million of sales and maturities of marketable securities, partially offset by $396.2 million of purchases of marketable securities.
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
Financing Activities
For the fiscal year 2025, net cash used in financing activities was $248.2 million, which consisted of payments for the 2024 Share Repurchase Program of $273.9 million, offset by $19.9 million of proceeds from the exercise of stock options and $5.8 million of proceeds from the purchase of stock under our 2021 Employee Stock Purchase Plan (“ESPP”).
For the fiscal year 2024, net cash provided by financing activities was $24.1 million, which consisted of proceeds from the exercise of stock options of $43.3 million and proceeds from the purchase of stock under our ESPP of $7.4 million, partially offset by payments for the repurchase of Class A common shares of $26.7 million.
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
There were no material changes in the estimates or assumptions used to recognize revenue during the year ended January 31, 2025.
Stock-Based Compensation
We measure and record the expense related to stock-based awards based upon the fair value at the date of grant. We estimate the grant date fair value of each common stock option using the Black-Scholes Merton method, which requires the input of subjective assumptions and management’s best estimates. The assumptions used, including (i) fair value of the underlying common stock, (ii) expected volatility, (iii) expected term, (iv) risk-free interest rate and (v) dividend yield, and how they are estimated is detailed within Note 11, Stock-Based Compensation, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K.
Historical Common Stock Valuations
For all periods prior to the Initial Public Offering (“IPO”), the fair values of our common stock were determined by our board of directors, with input from management and taking into account our most recent valuations from an independent third-party valuation specialist. Given the absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; our financial condition and operating results, including our levels of available capital resources; equity market conditions affecting comparable public companies; general U.S. market conditions; recent secondary stock sales and a tender offer and the lack of marketability of our common stock. Valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Performance and Market-Based Award Valuations
For awards granted that vest upon the achievement of market conditions, we estimate the grant date fair value of these units using a Monte Carlo Simulation. The simulation models multiple stock price paths in order to estimate the grant date fair value of those with market conditions. For those awards with market conditions, stock-based compensation will be recognized regardless of if the market targets were achieved. However, if the grantee does not continue their employment through the derived service period, all related stock-based compensation for that individual was reversed in the period of termination. For awards granted that vest upon the achievement of certain performance conditions, we estimate the fair value of these units using the Company share price on the date of grant. Once the performance conditions are deemed probable, stock-based compensation recognition begins and is recognized over the service period. If at any point the performance conditions are deemed not probable, any expense recognized to date will be reversed.

Income Taxes
We have determined that it is more likely than not that our U.S. federal and state deferred tax assets will be realizable as of January 31, 2025. In determining the need, or continued need, for a valuation allowance, we considered the weighting of the positive and negative evidence, which includes, among other things, recent historical income and losses, future growth, forecasted earnings and future taxable income. As of January 31, 2025, we achieved three years cumulative U.S. income when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets will be realizable. See Note 13, Income Taxes, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K for additional information.
Recent Accounting Pronouncements
Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of this Form 10-K for more information regarding recently. issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is generally their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound Sterling, Euro, Indian Rupee, Japanese Yen, Brazilian Real and Emirati Dirham. Impacts to our operations from changes in foreign currency have been fairly limited to date and thus we have not instituted a hedging program. We expect our international operations to continue to grow in the near term, and we will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been and we expect will continue to be denominated in U.S. dollars. A hypothetical 10% change in foreign exchange rates during the period presented would not have had a material impact on our consolidated financial statements.
Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of January 31, 2025, we had $145.3 million of cash and cash equivalents, which consisted primarily of bank deposits and money market funds and $338.2 million of highly liquid marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of our interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our consolidated financial statements.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors Sprinklr, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Sprinklr, Inc. and subsidiaries (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 20, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence over costs to obtain customer contracts
As discussed in Note 3 to the consolidated financial statements, costs to obtain customer contracts, including commissions earned, that are considered incremental and recoverable are capitalized and amortized on a straight-line basis over the anticipated period of benefit. Capitalized costs to obtain customer contracts as of January 31, 2025, were $141.6 million.
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
March 20, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors Sprinklr, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Sprinklr, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 20, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
New York, New York
March 20, 2025

SPRINKLR, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$145,270	$164,024
Marketable securities	338,189	498,531
Accounts receivable, net of allowance of $8.1 million and $5.3 million, respectively	285,656	267,731
Prepaid expenses and other current assets	84,982	70,690
Total current assets	854,097	1,000,976
Property and equipment, net	31,591	32,176
Goodwill and other intangible assets	49,957	50,145
Operating lease right-of-use assets	44,626	31,058
Other non-current assets	203,928	108,755
Total assets	$1,184,199	$1,223,110

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$27,353	$34,691
Accrued expenses and other current liabilities	79,285	93,187
Operating lease liabilities, current	7,462	5,730
Deferred revenue	403,483	374,552
Total current liabilities	517,583	508,160
Deferred revenue, non-current	6,276	506
Deferred tax liability, non-current	35	1,474
Operating lease liabilities, non-current	41,243	27,562
Other liabilities, non-current	6,999	5,704
Total liabilities	572,136	543,406
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 139,163,819 and 151,136,870 shares issued and outstanding as of January 31, 2025 and 2024, respectively	4	4
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 116,278,936 and 122,128,581 shares issued and outstanding as of January 31, 2025 and 2024, respectively	4	4
Treasury stock, at cost, 14,130,784 shares as of January 31, 2025 and 2024	(23,831)	(23,831)
Additional paid-in capital	1,268,920	1,182,150
Accumulated other comprehensive loss	(6,969)	(3,836)
Accumulated deficit	(626,065)	(474,787)
Total stockholders’ equity	612,063	679,704
Total liabilities and stockholders’ equity	$1,184,199	$1,223,110
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2025	2024	2023
Revenue:
Subscription	$717,923	$668,541	$548,649
Professional services	78,471	63,819	69,541
Total revenue	796,394	732,360	618,190
Costs of revenue:
Costs of subscription	140,730	116,032	102,276
Costs of professional services	81,348	63,369	61,449
Total costs of revenue	222,078	179,401	163,725
Gross profit	574,316	552,959	454,465
Operating expense:
Research and development	91,999	91,292	76,658
Sales and marketing	321,658	321,849	336,719
General and administrative	136,689	105,873	92,312
Total operating expense	550,346	519,014	505,689
Operating income (loss)	23,970	33,945	(51,224)
Other income, net	24,322	26,577	3,756
Income (loss) before provision for income taxes	48,292	60,522	(47,468)
(Benefit) provision for income taxes	(73,317)	9,119	8,274
Net income (loss)	$121,609	$51,403	$(55,742)
Net income (loss) per share, basic	$0.47	$0.19	$(0.21)
Weighted average shares used in computing net income (loss) per share, basic	260,241	269,974	259,530
Net income (loss) per share, diluted	$0.44	$0.18	$(0.21)
Weighted average shares used in computing net income (loss) per share, diluted	274,773	287,093	259,530
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended January 31,
	2025	2024	2023
Net income (loss)	$121,609	$51,403	$(55,742)
Foreign currency translation adjustments	(2,790)	(490)	(3,078)
Unrealized (losses) gains on investments, net of tax	(343)	1,038	(486)
Total comprehensive income (loss), net of tax	$118,476	$51,951	$(59,306)
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2022	256,481	$8	$982,122	14,131	$(23,831)	$(820)	$(441,630)	$515,849
Adjustment to retained earnings for CECL adoption	—	—	—	—	—	—	761	761
Stock-based compensation - equity classified awards	—	—	57,057	—	—	—	—	57,057
Exercise of stock options and vesting of RSUs	6,014	—	24,740	—	—	—	—	24,740
Issuance of common shares upon ESPP purchases	1,259	1	10,230	—	—	—	—	10,231
Other comprehensive loss	—	—	—	—	—	(3,564)	—	(3,564)
Other adjustments	(13)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(55,742)	(55,742)
Balance at January 31, 2023	263,741	$9	$1,074,149	14,131	$(23,831)	$(4,384)	$(496,611)	$549,332
Stock-based compensation - equity classified awards	—	—	57,230	—	—	—	—	57,230
Exercise of stock options and release of vested restricted stock units	10,948	—	43,333	—	—	—	—	43,333
Issuance of common shares upon ESPP purchase	976	—	7,437	—	—	—	—	7,437
Common stock repurchased	(2,400)	—	—	—	—	—	(29,579)	(29,579)
Other adjustment	—	(1)	1	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	548	—	548
Net income	—	—	—	—	—	—	51,403	51,403
Balance at January 31, 2024	273,265	$8	$1,182,150	14,131	$(23,831)	$(3,836)	$(474,787)	$679,704
Stock-based compensation - equity classified awards	—	—	61,055	—	—	—	—	61,055
Exercise of stock options and release of vested restricted stock units	6,862	—	19,908	—	—	—	—	19,908
Issuance of common shares upon ESPP purchase	776	—	5,807	—	—	—	—	5,807
Common stock repurchased, including excise tax	(25,460)	—	—	—	—	—	(272,887)	(272,887)
Other comprehensive loss	—	—	—	—	—	(3,133)	—	(3,133)
Net income	—	—	—	—	—	—	121,609	121,609
Balance at January 31, 2025	255,443	$8	$1,268,920	14,131	$(23,831)	$(6,969)	$(626,065)	$612,063
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2025	2024	2023
Cash flow from operating activities:
Net income (loss)	$121,609	$51,403	$(55,742)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	18,679	15,466	12,051
Provision for credit losses	11,560	5,906	4,079
Stock-based compensation, net of amounts capitalized	59,517	55,757	55,517
Non-cash lease expense	8,188	8,352	6,588
Deferred income taxes	(88,069)	(2,668)	166
Net amortization/accretion on marketable securities	(12,544)	(17,009)	(2,697)
Other non-cash items, net	207	107	—
Changes in operating assets and liabilities:
Accounts receivable	(30,010)	(68,709)	(44,751)
Prepaid expenses and other current assets	(15,503)	8,675	29,092
Other non-current assets	(9,560)	(25,577)	(24,376)
Accounts payable	(7,048)	3,325	14,463
Operating lease liabilities	(5,570)	(8,019)	(6,342)
Accrued expenses and other current liabilities	(12,487)	(6,515)	6,688
Litigation settlement	—	—	(12,000)
Deferred revenue	37,473	49,813	41,465
Other liabilities	1,148	1,158	2,459
Net cash provided by operating activities	77,590	71,465	26,660
Cash flow from investing activities:
Purchases of marketable securities	(396,154)	(604,648)	(816,708)
Proceeds from sales and maturities of marketable securities	568,713	514,403	639,663
Purchases of property and equipment	(5,802)	(8,548)	(6,091)
Capitalized internal-use software	(12,631)	(11,777)	(10,358)
Net cash provided by (used in) investing activities	154,126	(110,570)	(193,494)
Cash flow from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	19,908	43,333	24,740
Proceeds from issuance of common stock upon ESPP purchase	5,807	7,437	10,231
Payments for repurchase of Class A common shares	(273,873)	(26,684)	—
Net cash (used in) provided by financing activities	(248,158)	24,086	34,971
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(2,454)	(939)	(1,176)
Net change in cash, cash equivalents and restricted cash	(18,896)	(15,958)	(133,039)
Cash, cash equivalents and restricted cash at beginning of period	172,429	188,387	321,426
Cash, cash equivalents and restricted cash at end of period	$153,533	$172,429	$188,387

	Year Ended January 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$11,010	$7,647	$6,644

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$22,669	$23,696	$8,948
Accrued purchases of property and equipment	$491	$2,380	$1,445
Stock-based compensation expense capitalized in internal-use software	$2,538	$2,473	$2,540
Accrued for asset retirement obligation	$310	$117	$—
Accrued for share repurchases and related excise tax	$1,909	$2,895	$—
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
Segments
The Company operates in one operating segment because the Company’s offerings operate on its single Customer Experience Management Platform, the Company’s products are deployed in a similar way, and the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, evaluates the Company’s financial information and assesses the performance of the Company on a consolidated basis. For additional segment information, see Note 15, “Segment and Geographic Information.”
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, with the resulting translation adjustments recorded to a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at average exchange rates during the year. Foreign currency remeasurement and transaction gains and losses are recorded in other income (expense), net, in the consolidated statements of operations. The Company recognized net foreign currency transaction losses of $1.7 million, $3.6 million and $4.7 million in the fiscal years ended January 31, 2025, 2024 and 2023, respectively. As of January 31, 2025 and 2024, the cumulative translation adjustment within accumulated other comprehensive loss was $7.0 million and $4.2 million, respectively.

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
The following table reconciles cash, cash equivalents and restricted cash from the consolidated balance sheets to amounts reported in the consolidated statements of cash flows:

	January 31,
(in thousands)	2025	2024
Cash and cash equivalents	$145,270	$164,024
Restricted cash included in prepaid expenses and other current assets(1)	1,705	1,494
Restricted cash included in other non-current assets(2)	6,558	6,911
Total cash, cash equivalents and restricted cash	$153,533	$172,429
(1)At January 31, 2025, consisted of collateral for letters of credit issued in lieu of deposits on certain leases and customer contracts. At January 31, 2024, consisted primarily of cash that is restricted and is associated with certain credit card programs, which were closed in the second quarter of fiscal year 2025.
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
All marketable securities are recorded at their estimated fair values. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield. Interest income is recognized when earned. Unrealized gains and losses on these marketable securities are reported as a separate component of accumulated other comprehensive loss on the consolidated balance sheets until realized. Realized gains and losses are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations.
Available-for-sale debt securities are considered impaired if the fair value of the investment is less than amortized cost. If it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the security is written down to its fair value and the difference is recognized in operating loss. If the Company deems it is not likely to sell such security before recovery of its amortized cost basis, the Company bifurcates the impairment into credit-related and non-credit-related components. In evaluating whether a credit-related loss exists, the Company considers a variety of factors including: (i) the extent to which the fair value is less than the amortized cost basis, (ii) adverse conditions specifically related to the issuer of a security, an industry or geographic area, (iii) the failure of the issuer of the security to make scheduled interest or principal payments and (iv) any changes to the rating of the security by a rating agency. Any portion of the loss attributable to credit-related components is recorded within the provision for credit losses in the Company’s consolidated statement of operations while any non-credit related components are reflected within accumulated other comprehensive loss on the consolidated balance sheets, net of applicable taxes. As of January 31, 2025 and 2024, there have been no securities with an unrealized loss position that the Company would have to sell before recovery of its amortized cost basis, and therefore the Company has not bifurcated the impairment.
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
The allowance account is based on the probability of future collection under the current expect credited loss (“CECL”) impairment model under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Assets, which was adopted by the Company on January 31, 2023, with an effective date of February 1, 2022, as discussed below within Recently Adopted Accounting Pronouncements. Under the CECL impairment model, the Company’s allowance consists of general and specific reserves. The Company determines its allowance for the general reserve by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The specific reserves are determined by considering customers’ specific credit risk, macroeconomic trends and any other factors that could impact the collectability of receivables. The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded in sales and marketing expense in the period incurred.
Changes in the allowance account for the periods presented were as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Allowance, beginning of period	$5,267	$3,156	$2,727
Write-offs of uncollectible accounts, net	(8,837)	(3,109)	(2,590)
Provision for expected credit losses	11,629	5,220	3,780
Adjustment to retained earnings for CECL adoption	—	—	(761)
Allowance, end of period	$8,059	$5,267	$3,156
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Business Combinations
When the Company acquires businesses, it allocates the purchase price to tangible assets, liabilities and identifiable intangible assets acquired with any residual purchase price recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, particularly with respect to intangible assets at the acquisition date, deferred revenue and contingent consideration, where applicable. These estimates can include, but are not limited to, historical experience and information obtained from the management of the acquired companies, the cash flows that an asset is expected to generate in the future, the weighted-average cost of capital and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable and unanticipated events and circumstances may occur, which could affect the accuracy or validity of such estimates.
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
The Company did not record any goodwill impairment charges in the years ended January 31, 2025, 2024 or 2023.
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
Leases
Under Accounting Standard Update (“ASU”) 2016-02, Leases (“Topic 842”), the Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases. As of January 31, 2025 and 2024, the Company did not have any finance leases.
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
The Company leases facilities under non-cancelable operating lease agreements. Certain of the operating lease agreements contain rent concessions and rent escalations that are included in the present value calculation of minimum lease payments. The lease term begins on the date the Company has the right to use the leased property. Lease terms may include options to extend or terminate the lease, and these options are included in the ROU asset and lease liability when it is reasonably certain that the option will be exercised. The Company's lease agreements do not contain residual value guarantees or covenants.

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
No single customer accounted for more than 10% of total revenue during the years ended January 31, 2025, 2024 or 2023. In addition, no single customer accounted for more than 10% of total accounts receivable as of January 31, 2025 or 2024.
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
Advertising Costs
Advertising costs include costs incurred to promote the Company’s subscription and professional services. These costs are expensed as incurred and were $4.7 million, $4.1 million and $2.9 million in the years ended January 31, 2025, 2024 and 2023, respectively.
Warranties
The Company’s cloud-based software platform is generally warranted to perform materially in accordance with the Company’s online documentation and the terms of the agreement with a customer, under normal use and circumstances. Additionally, the Company’s contracts generally include provisions for indemnifying customers against liabilities if use of its software platform infringe a third party’s intellectual property rights, and the Company may also incur liabilities if it breaches the security, privacy and/or confidentiality obligations in its contracts. To date, the Company has not incurred any material costs, and it has not accrued any liabilities in the accompanying consolidated financial statements as of January 31, 2025 or 2024 as a result of these obligations.

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
Prior to becoming a public company, the Company’s board of directors determined the fair value of its common stock using a number of objective and subjective factors, as discussed in Note 11, Stock-based Compensation, with input from management and valuations performed by an independent third-party valuation specialist. Subsequent to the Initial Public Offering (“IPO”), the Company determines the fair value using the closing price, on the date of grant, of its Class A common stock, which is publicly traded on the New York Stock Exchange (“NYSE”).
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
Performance-Based Stock Units
The Company issued certain performance-based stock units (“PSUs”) that vest upon the satisfaction of time-based service, performance-based and market conditions. For the units that vest upon the achievement of certain performance and market conditions, the Company estimated the grant date fair value using a Monte Carlo simulation. Refer to Note 11, Stock-Based Compensation, for further detail on stock-based compensation recognition for the PSUs.
Employee Stock Purchase Plan
The fair value of the share purchase rights under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) is measured based on the grant date fair value using the Black-Scholes option pricing model. Refer to Note 11, Stock-Based Compensation, for further detail on assumptions used in determining the grant date fair value and stock-based compensation recognition for the Company’s ESPP grants.
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
In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring an enhanced disclosure of significant segment expenses on an annual and interim basis. The Company adopted ASU 2023-07 for the annual period ending January 31, 2025 which resulted in additional segment disclosures related to the measure of profitability and assets used by the chief operating decision maker (“CODM”) to evaluate the business and allocate resources as well as other items included in the measure of profitability that are provided to the CODM.
Recently Issued Accounting Pronouncements Pending Adoption
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
In November 2024 and January 2025 the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2024-03”) and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2025-01), respectively. These ASUs require new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. ASU 2024-03 and ASU 2025-01 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of these standards on our disclosures in the consolidated financial statements.

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
Certain of the Company’s arrangements may include certain service level agreements with its customers committing to certain levels of platform uptime and performance and permitting those customers to receive credits in the event that the Company fails to meet those levels. To date, the Company has not incurred or experienced any significant failures to meet defined levels of availability and performance of those agreements and, as a result, the Company has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements as of January 31, 2025 or 2024.
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
Capitalized costs to obtain customer contracts as of January 31, 2025 were $141.6 million, of which $39.4 million is included in prepaid expenses and other current assets and $102.2 million within other non-current assets.
Capitalized costs to obtain customer contracts as of January 31, 2024 were $135.8 million, of which $42.5 million is included in prepaid expenses and other current assets and $93.4 million within other non-current assets.
During the years ended January 31, 2025, 2024 and 2023, the Company amortized $47.7 million, $48.3 million and $44.7 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
Deferred Revenue
The Company invoices customers for subscriptions to its products in varying billing cycles, with the majority being invoiced annually in advance of performance obligations, and accounts receivable are recorded when the right to consideration becomes unconditional.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized.
The term between invoicing and when payment is due is not significant, and the Company generally does not provide financing arrangements to customers. Deferred revenue associated with performance obligations that are anticipated to be satisfied, and thus to be recognized as revenue, during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as deferred revenue, non-current.
The Company recognized revenue of $364.6 million, $322.1 million and $276.4 million during the years ended January 31, 2025, 2024 and 2023, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. As of January 31, 2025 and 2024, contract assets were $1.9 million and $4.3 million, respectively, and were included in prepaid expenses and other current assets.
Remaining Performance Obligation
Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. As of January 31, 2025, the Company’s RPO was $987.7 million, approximately $612.5 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter. As of January 31, 2024, the Company’s remaining RPO was approximately $966.6 million, approximately $587.0 million of which the Company expected to recognize as revenue over the next 12 months.
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

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets:

	January 31, 2025
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate bonds	$106,632	$48	$(26)	$106,654
Municipal bonds	12,752	—	(7)	12,745
U.S. government and agency securities	120,032	28	(52)	120,008
Certificates of deposit	34,584	27	—	34,611
Commercial paper	64,180	16	(25)	64,171
Marketable securities	$338,180	$119	$(110)	$338,189

	January 31, 2024
(in thousands)	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate bonds	$98,642	$71	$(10)	$98,703
Municipal bonds	982	3	—	985
U.S. government and agency securities	185,464	140	(33)	185,571
Certificates of deposit	46,496	48	(1)	46,543
Commercial paper	166,595	155	(21)	166,729
Marketable securities	$498,179	$417	$(65)	$498,531
As of January 31, 2025 and 2024, the maturities of available-for-sale marketable securities did not exceed 12 months. Interest income from cash and cash equivalents and marketable securities was $26.0 million, $30.2 million, and $8.5 million for the years ended January 31, 2025, 2024, and 2023 respectively.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

There were 40 and 64 debt securities in an unrealized loss position as of January 31, 2025 and 2024, respectively. The estimated fair value of these debt securities, for which an allowance for credit losses has not been recorded, was $140.0 million and $178.7 million as of January 31, 2025 and 2024, respectively. There were no expected credit losses recorded against the Company’s investment securities as of January 31, 2025 and 2024.
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

5. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of January 31, 2025 and 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	January 31, 2025				January 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash Equivalents:
Money market funds	$57,158	$—	$—	$57,158	$52,647	$—	$—	$52,647
Marketable Securities:
Corporate bonds	—	106,654	—	106,654	—	98,703	—	98,703
Municipal bonds	—	12,745	—	12,745	—	985	—	985
U.S. government and agency securities	—	120,008	—	120,008	—	185,571	—	185,571
Certificates of deposit	—	34,611	—	34,611	—	46,543	—	46,543
Commercial paper	—	64,171	—	64,171	—	166,729	—	166,729
Total financial assets	$57,158	$338,189	$—	$395,347	$52,647	$498,531	$—	$551,178
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate and municipal debt securities, U.S. government and agency securities and certificates of deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. government and agency securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities, as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of January 31, 2025 and 2024, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 31, 2025, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies and reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of January 31, 2025 and 2024, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

6.Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	January 31,
(in thousands)	2025	2024
Prepaid hosting and data costs	$20,761	$1,673
Prepaid software costs	10,251	4,854
Prepaid marketing	2,869	1,208
Capitalized commissions costs, current portion	39,353	42,486
Contract assets	1,860	4,326
Security deposits, short-term	1,519	1,923
Taxes recoverable	2,467	3,561
Restricted cash	1,705	1,494
Employee advances	3,345	2,614
Other	852	6,551
Prepaid expenses and other current assets	$84,982	$70,690
Property and Equipment, Net
Property and equipment, net consisted of the following:

	January 31,
(in thousands)	2025	2024
Computer equipment	$18,734	$17,646
Office furniture and other	6,438	4,879
Leasehold improvements	10,256	10,370
Less accumulated depreciation and amortization	(24,788)	(20,866)
Total fixed assets, net	10,640	12,029
Capitalized internal-use software	63,695	50,212
Less accumulated amortization	(42,744)	(30,065)
Total capitalized internal-use software	20,951	20,147
Property and equipment, net	$31,591	$32,176
Depreciation and amortization expense consisted of the following:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Depreciation and amortization expense	$6,000	$5,961	$6,148
Amortization expense for capitalized internal-use software	$12,679	$9,505	$5,903
The Company capitalized internal-use software costs, including stock-based compensation, of $15.2 million, $14.2 million and $12.9 million, for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	January 31,
(in thousands)	2025	2024
Bonuses	$20,463	$23,314
Commissions	15,549	18,502
Employee liabilities (1)	15,994	19,019
Purchased media costs (2)	1,456	1,683
Accrued sales and use tax liability	6,505	8,522
Accrued income taxes	10,309	4,529
Accrued deferred contract credits	896	2,204
Vendor and travel costs payable	1,334	4,160
Professional services	1,030	1,142
Withholding taxes payable	910	944
Other	4,839	9,168
Accrued Expenses and Other Current Liabilities	$79,285	$93,187
(1) Includes $1.0 million and $1.4 million of accrued employee contributions under the Company’s 2021 ESPP at January 31, 2025 and 2024, respectively. Refer to Note 11, Stock-Based Compensation, for further discussion of the Company’s ESPP.
(2) Purchased media costs consist of amounts owed to the Company’s vendors for the purchase of advertising space on behalf of its customers.

7. Goodwill
The changes in the carrying amount of goodwill for the periods presented were as follows:

	January 31,
(in thousands)	2025	2024
Balance at beginning of period	$50,027	$50,030
Effect of exchange rates	(70)	(3)
Balance at end of period	$49,957	$50,027
On an annual basis, the Company performs a goodwill impairment analysis. As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, there was no impairment in the periods presented.

8. Leases
The Company adopted ASC 842 as of February 1, 2022. The Company has leases for corporate offices under non-cancelable operating leases with various expiration dates. The Company did not have any finance leases during the years ended January 31, 2025 and 2024.
On August 2, 2023, the Company entered into a 10-year operating lease agreement for a new corporate headquarters located in New York, NY. The Company has the option to extend the term for 60 months, which is not included in our right-of-use asset and lease liabilities, as the lease renewal is not reasonably certain to be exercised. The lease commenced on April 29, 2024, and payments began in December 2024.
The components of lease expense were as follows:

	Year Ended January 31,
(in thousands)	2025	2024
Operating lease cost	$12,396	$11,086
Variable lease cost	1,307	1,270
Short-term lease cost	493	714
Total lease cost	$14,196	$13,070

SPRINKLR, INC.
Notes to Consolidated Financial Statements

The weighted-average remaining lease term and discount rate were as follows:

	January 31,
	2025	2024
Weighted-average remaining lease term (in years)	7.16	6.20
Weighted-average discount rate	8.70%	10.11%
The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives were as follows:

(in thousands)
Fiscal year ended January 31,
2026	$11,365
2027	10,436
2028	8,470
2029	7,126
2030	6,047
Thereafter	22,791
Total minimum lease payments	66,235
Less: imputed interest	(17,530)
Total	$48,705

9. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has non-cancelable minimum guaranteed purchase commitments for various data, hosting and software services as of January 31, 2025 as follows:

(in thousands)
Fiscal year ended January 31,
2026	$107,070
2027	120,970
2028	47,532
2029	32,750
2030	$16,500
Total	$324,822
Cash Collateral Agreements
In April 2023, the Company entered into cash collateral agreements with Silicon Valley Bank, a division of First Citizens Bank, in lieu of a letter of credit facility, which are associated with certain leases. Approximately $1.3 million is outstanding on these cash collateral agreements as of January 31, 2025 and 2024, which the Company has therefore classified within restricted cash. As of January 31, 2025, $0.7 million of this restricted cash is recorded within prepaid expenses and other current assets and $0.6 million is recorded within other non-current assets on the consolidated balance sheets. As of January 31, 2024, all of the restricted cash was recorded within other non-current assets on the consolidated balance sheets, due to its long-term nature.
Starting in 2023, the Company has entered into cash collateral agreements with J.P. Morgan Bank in lieu of a letter of credit facility, through which approximately $6.9 million and $5.4 million is outstanding as of January 31, 2025 and 2024, respectively. As of January 31, 2025, $1.0 million of this restricted cash is recorded within prepaid expenses and other current assets and $5.9 million is recorded within other non-current assets on the consolidated balance sheets. As of January 31, 2024, all of the restricted cash was recorded within other non-current assets on the consolidated balance sheets, due to its long-term nature.

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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. At January 31, 2025, the Company had no provision for liability under existing litigation.
On August 13, 2024, a putative securities class action (the “Securities Action”) was filed in the U.S. District Court for the Southern District of New York, captioned Boshart v. Sprinklr, Inc., et al., Case No. 1:24-cv-06132, naming the Company and certain of its officers as defendants. On November 22, 2024, the Court appointed a lead plaintiff for the putative class and changed the case title to In re Sprinklr, Inc. Securities Litigation. On January 24, 2025, the lead plaintiff filed an amended complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class comprised of those who purchased or otherwise acquired the Company’s securities between March 29, 2023 and June 5, 2024 (the “Class Period”). The amended complaint alleges that the defendants misled investors during the putative Class Period, including by failing to disclose risks associated with Sprinklr Service, one of its product suites, and that the Company was focusing resources on Sprinklr Service rather than other product suites, and primarily seeks compensatory damages for all affected members of the putative class. On March 17, 2025, the defendants moved to dismiss the amended complaint. Briefing on the motion to dismiss is scheduled to be completed by June 2, 2025. The Company intends to vigorously defend against this lawsuit. Given the nature of the case, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the case or estimate the range of potential loss, if any.
On March 18, 2025, a stockholder derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Coffey v. Thomas, et al., Case No. 1:25-cv-022422-UA. The complaint names the Company as a nominal defendant and purports to bring claims on behalf of the Company against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties, among other claims, in relation to substantially the same factual allegations as those made in the Securities Action. The complaint primarily seeks to recover for the Company compensatory damages, restitution, and equitable relief in the form of certain corporate governance reforms
Other Contractual Commitments
The Company also has agreements in place related to its operating leases that impact its cash requirements. See Note 8, Leases for additional information.

10. Stockholders’ Equity
Common Stock and Undesignated Preferred Stock
The Company has authorized 2,000,000,000 shares of Class A common stock with a par value of $0.00003 per share and 310,000,000 shares of Class B common stock with a par value of $0.00003 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock. The holders of Class A common stock and Class B common stock are entitled to share equally, identically and ratably, on a per share basis, with respect to any dividend or distribution of cash or property paid or distributed by the Company, unless different treatment of the shares of the affected class is approved by the affirmative vote of the holders of a majority of the outstanding shares of such affected class, voting separately as a class.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Common Stock Warrants
In fiscal year 2021, the Company issued warrants allowing the holders to purchase up to 2.5 million shares of common stock for $10.00 per share. The warrants expire on October 7, 2025. As of January 31, 2025 and 2024, there were warrants to purchase up to 2.5 million shares of common stock outstanding.
Share Repurchase Program
On January 4, 2024, the Company announced that its board of directors authorized and approved a share repurchase plan, (the “2024 Share Repurchase Program”), which authorized the Company to periodically repurchase up to $100 million of its Class A common stock through December 31, 2024. On both March 26, 2024 and June 3, 2024, the Company’s board of directors approved an additional $100 million of repurchases under the 2024 Share Repurchase Program, bringing the total amount authorized for purchase under the 2024 Share Repurchase Program to $300 million.
During the year ended January 31, 2024, the Company repurchased 2,400,338 shares of its Class A common stock for an aggregate cost of $29.6 million, including commissions. Additionally, the Company repurchased 25,460,052 shares of its Class A common stock for an aggregate cost of $271.0 million, including commissions, during year ended January 31, 2025. All of the Company’s repurchases are subject to an excise tax enacted by the Inflation Reduction Act of 2022 (the “IRA”). The Company recorded excise taxes of $1.9 million during the year ended January 31, 2025 as part of the cost basis of shares acquired in its consolidated statement of stockholders’ equity. All of the shares repurchased have been returned to the Company’s authorized but unissued share reserve. During the second quarter of fiscal year 2025, the Company completed the full purchase authorization of $300 million under the 2024 Share Repurchase Program.

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
The Company’s board of directors adopted the 2021 Plan in May 2021, which was subsequently approved by its stockholders and became effective on June 22, 2021. Initially, the maximum number of shares of the Company’s Class A common stock that may be issued under the 2021 Plan was 80,401,680 shares, which included (i) 25,480,000 new shares of Class A common stock and (ii) shares subject to outstanding awards granted under the 2011 Plan that expire or otherwise terminate or that are not issued or are otherwise reacquired by the Company under certain circumstances. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031, by an amount equal to 5% of the number of our Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of January 31, 2025, there were 38,827,197 shares available for grant under the 2021 Plan.
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
Performance-Based Stock Units
In January 2021, the Company granted 3,100,000 PSUs to certain executives that vest over a five-year period if certain performance and market conditions are met (“2021 PSUs”). The performance condition was met on June 22, 2021, the effective date of the Company’s registration statement, filed in connection with its IPO. The market conditions of the 2021 PSUs will be achieved on the date, following the IPO, on which the volume weighted-average trading price of the Company’s Class A common stock has, for 45 consecutive trading days, equaled or exceeded predetermined threshold prices ranging between $30 and $100. If the first threshold of $30 is not met, then no shares will vest. Each 2021 PSU is equal to and paid in one share of Class B common stock. The number of shares actually issued will range from zero to 3,100,000 shares in the aggregate. If the market conditions are not met on or prior to the five year anniversary of the grant date, the associated awards will not vest and be subsequently cancelled.
Upon effectiveness of the Company’s registration statement on June 22, 2021, the Company recognized cumulative stock-based compensation for the 2021 PSUs based on the proportion of the requisite service period already completed since the date of grant. The remaining stock-based compensation is recognized over the subsequent remaining requisite service period.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

As of January 31, 2025, the Company had 780,000 2021 PSUs outstanding, as certain awards have been cancelled due to grantee departures. The market conditions have not yet been met as of January 31, 2025. If the market conditions are not met on or prior to January 28, 2026, the associated awards will not vest and will be subsequently cancelled.
In November 2024, the Company granted 2,137,500 PSUs to its new CEO that vest after a three-year period if certain market and performance conditions are met (“2024 PSUs”). Seventy-five percent of the 2024 PSUs are associated with a market condition relating to total shareholder return (“Market Condition 2024 PSUs”) and twenty-five percent of the 2024 PSUs are associated with a performance condition relating to the achievement of an internal metric calculated based on revenue and non-GAAP operating income growth over a three-year period (“Performance Condition 2024 PSUs”). The number of shares to be issued will range from zero to 4,275,000 shares in the aggregate as each of the Market Condition 2024 PSUs and Performance Condition 2024 PSUs will vest between zero and 200% depending on the achievement level of the market and performance conditions, respectively. If the market or performance conditions are not met on November 5, 2027, the associated awards will not vest and will be subsequently cancelled.
To determine the fair value of the Market Condition 2024 PSUs, the Company utilized a Monte Carlo simulation, a computational algorithm which allowed the Company to model the impact of one or more, often uncertain, variables on the value of complex securities and evaluate many possible outcomes to forecast the stock price of the Company. The Company applied an annual equity volatility of 53.7%, a risk-free rate of 4.13%, fair value of common stock of $8.21, an expected dividend yield of zero and an expected term of three years to arrive at a valuation of $11.82 on the grant date. To determine the fair value of the Performance Condition 2024 PSUs, the stock price of $8.21 per share was utilized, as the observable market price on grant date is the best measure of fair value. As of January 31, 2025, it was deemed probable that 100% of the Performance Condition 2024 PSUs will vest. As of January 31, 2025, the Company had 2,137,500 2024 PSUs outstanding.
Former Chief Executive Officer Stock Option Agreement
In March 2019, the Company granted options to purchase 9,274,528 shares of common stock to its then Chief Executive Officer. The grant was split into four tranches, each covering 2,318,632 shares of common stock. Tranche 1 was service-based and vested over three years, with the full amount of the related stock-based compensation recognized by March 2022. Tranches 2, 3 and 4 are performance-based, with tranche 2 vesting upon the date of effectiveness of the Company’s registration statement and tranches 3 and 4 vesting if the Company’s share price equals or exceeds certain values at or after the date of the effectiveness the Company’s registration statement.
For the 6,955,896 options that were subject to the performance condition satisfied upon the effectiveness of the Company’s registration statement, stock-based compensation expense remained unrecognized until the effective date of June 22, 2021. On this date, the 2,318,632 options under tranche 2 vested and the Company recognized cumulative stock-based compensation expense using the accelerated attribution method for the portion of the options for which the service-based vesting condition was fully or partially satisfied. On August 4, 2021, market conditions related to tranche 3 were satisfied, vesting 2,318,632 options. As market conditions associated with tranche 4 were not met by May 1, 2023, the 2,318,632 options associated with this tranche were subsequently cancelled. As of January 31, 2025, 6,955,896 options remain outstanding under this award.
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the year ended January 31, 2025 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of January 31, 2024	23,267	$6.66	5.9	$136,602
Exercised	(3,545)	5.57
Forfeited	(1,150)	11.09
Expired	—	0.59
Outstanding as of January 31, 2025	18,572	$6.60	4.7	$56,997

Exercisable as of January 31, 2025	17,424	$6.25	4.5	$56,800
Vested and expected to vest as of January 31, 2025	18,540	$6.59	4.7	$56,964

SPRINKLR, INC.
Notes to Consolidated Financial Statements

	Year Ended January 31,
(in thousands)	2025	2024	2023
Intrinsic value of options exercised	$19,423	$58,565	$32,391
Estimated grant date fair value of options vested in the period	$12,601	$12,954	$32,085
There were no options granted during the years ended January 31, 2025 and January 31, 2023. The weighted-average grant date fair value of options granted in the year ended January 31, 2024 was $7.56.
Determining Fair Value of Stock Options
The fair value of each option grant with service and performance conditions is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Year Ended January 31,
	2025	2024	2023
Expected term (in years)	(a)	6.1	(a)
Risk-free interest rate	(a)	3.5%	(a)
Expected volatility	(a)	60.1%	(a)
Expected dividend rate	(a)	0%	(a)
Fair value of common stock	(a)	$12.85	(a)
(a) In fiscal years ended January 31, 2025 and January 31, 2023, no stock options were granted.
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
Forfeiture rate—The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. For executive employees, the forfeiture rate is zero and for non-executive employees the estimated forfeiture rate assumes that the likelihood that an award will be forfeited decreases through the passage of time.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Restricted Stock Units
A summary of the Company’s RSU activity for the year ended January 31, 2025 is as follows:

(in thousands except per share data)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of January 31, 2024	9,259	$12.61
Granted	13,832	9.86
Released	(3,317)	12.75
Cancelled/forfeited	(5,024)	11.23
Outstanding as of January 31, 2025	14,750	$10.46
In January 2021, the Company granted 300,000 RSUs with a performance condition. These RSUs vest over a five-year period, with 20% met after one year and then equal quarterly installments over the succeeding four years if a certain performance condition is met. The performance condition was met upon the effective date of the Company’s registration statement, filed in connection with its IPO, June 22, 2021. Stock-based compensation related to these RSUs remained unrecognized prior to effectiveness of the Company’s registration statement as the performance condition was not yet deemed probable. On June 22, 2021, the Company recognized cumulative stock-based compensation based on the proportion of the requisite service period already completed since the date of grant. The remaining stock-based compensation is being recognized over the subsequent remaining requisite service period.
In November 2024, the Company granted its new CEO 2,137,500 RSUs. 1,425,000 of these RSUs vest over three years, with one-third of the total shares vesting after a one year cliff and the remainder vesting quarterly thereafter. The remaining 712,500 RSUs vest over four years, with one-fourth of the total shares vesting after a one year cliff and the remainder vesting quarterly thereafter.
Employee Stock Purchase Plan
In June 2021, the Company’s ESPP became effective. The ESPP initially reserved up to 5,100,000 shares of the Company’s Class A common stock to certain eligible employees or, as designated by the board of directors. The number of shares reserved for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of Class A and Class B common stock on the immediately preceding December 31 and (ii) 15,300,000, or such lesser number of shares as determined by the Company’s board of directors. The ESPP is intended to qualify as an ‘employee stock purchase plan’ under Section 423 of the Internal Revenue Code and also contains the necessary rights to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws. The Company had 6,727,997 shares reserved for future issuance as of January 31, 2025.
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
If the fair market value of the Company’s stock on the offering date is higher than the fair market value of the Company’s stock on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period and automatically be enrolled in the subsequent offering period, resulting in modification accounting. Total incremental expense as a result of modifications was $1.7 million, $0.2 million and $2.4 million for fiscal years 2025, 2024 and 2023, respectively, which will be recognized over the new offering periods.
ESPP employee payroll contributions accrued as of January 31, 2025 and 2024 totaled $1.0 million and $1.4 million, respectively, and are included within accrued expenses and other current liabilities in the consolidated balance sheet. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders’ equity on the purchase date. The Company recorded stock-based compensation of $3.0 million, $3.7 million and $8.6 million during the years ended January 31, 2025, 2024 and 2023, respectively, in connection with the ESPP.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

The fair value of share purchase rights granted under the ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2025	2024	2023
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	4.2% - 5.3%	4.9% - 5.3%	2.2% - 4.6%
Expected volatility	39.5% - 54.3%	49.4% - 67.4%	66.2% - 81.9%
Expected dividend rate	0%	0%	0%
Fair value of common stock	$8.82 - $9.42	$11.48 - $14.58	$8.84 - $9.84
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Cost of subscription	$1,323	$1,130	$1,528
Cost of professional	1,387	1,450	2,249
Research and development	11,404	11,566	10,678
Sales and marketing	21,331	24,477	26,651
General and administrative	24,072	17,134	14,411
Stock-based compensation, net of amounts capitalized	59,517	55,757	55,517
Capitalized stock-based compensation	2,538	2,473	2,540
Total stock-based compensation	$62,055	$58,230	$58,057

	Year Ended January 31,
(in thousands)	2025	2024	2023
Equity classified awards (1)	$61,055	$57,230	$57,057
Other awards (2)	1,000	1,000	1,000
Total stock-based compensation	$62,055	$58,230	$58,057

	Year Ended January 31,
(in thousands)	2025	2024	2023
Stock options	$9,745	$15,125	$23,454
Performance-based stock units (3)	1,617	(296)	(55)
Restricted stock units	46,683	38,684	24,963
Employee stock purchase plan	3,010	3,717	8,695
Total stock-based compensation	$61,055	$57,230	$57,057
(1) Expense associated with equity-classified awards includes $3.0 million, $3.7 million and $8.6 million of ESPP expense recognized during the years ended January 31, 2025, 2024 and 2023, respectively.
(2) Non-employee grant recorded over five years, representing the same period and in the same manner as if the grantor had paid cash for the services instead of paying with or using the share-based payment award.
(3) The stock-based compensation for performance-based stock units during the year ended January 31, 2023 includes the impact of stock-based compensation modifications.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

As of January 31, 2025, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, was as follows:

	January 31, 2025
(in thousands)	Unrecognized Expense	Weighted Average Expense Recognition Period (in years)
Stock options	$7,393	1.8
Performance share units	$22,080	2.7
Restricted stock units	$113,679	2.7
ESPP	$1,384	0.9

12. Net Income (Loss) Per Share
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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended January 31,
(in thousands, except per share data)	2025	2024	2023
Net income (loss) per share – basic:
Numerator:
Net income (loss)	$121,609	$51,403	$(55,742)
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	260,241	269,974	259,530
Net income (loss) per common share, basic	$0.47	$0.19	$(0.21)
Net income (loss) per share - diluted:
Numerator:
Net income (loss)	$121,609	$51,403	$(55,742)
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	260,241	269,974	259,530
Weighted-average effect of diluted securities:
Stock options	7,563	11,749	—
PSUs	244	—	—
RSUs	6,725	4,783	—
Common stock warrants	—	587	—
Weighted-average shares outstanding used in computing net income (loss) per share, diluted	274,773	287,093	259,530
Net income (loss) per common share, diluted	$0.44	$0.18	$(0.21)

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Stock options	4,870	2,595	33,049
PSUs	1,314	780	1,450
RSUs	2,872	415	9,400
ESPP	100	91	168
Warrants to purchase common stock	39	—	2,500
Total shares excluded from net income (loss) per share	9,195	3,881	46,567

13. Income Taxes
The domestic and foreign component of the income (loss) before provision for income taxes was as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Domestic	$18,464	$32,033	$(70,072)
Foreign	29,828	28,489	22,604
Total	$48,292	$60,522	$(47,468)
The (benefit) provision for income taxes consisted of the following:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Current tax provision:
Federal	$—	$—	$—
State	1,834	207	69
Foreign	12,875	11,788	8,039
Total current tax provision	$14,709	$11,995	$8,108
Deferred tax (benefit) expense:
Federal	$(69,072)	$94	$92
State	(17,795)	108	142
Foreign	(1,159)	(3,078)	(68)
Total deferred tax (benefit) expense	(88,026)	(2,876)	166
Total (benefit) provision for income taxes	$(73,317)	$9,119	$8,274

SPRINKLR, INC.
Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate was as follows:

	Year Ended January 31,
	2025	2024	2023
U.S. federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of U.S. federal benefit	2.6	2.4	2.2
Foreign taxes in excess of the U.S. rate differential	1.4	1.6	(3.7)
Foreign withholding taxes	6.3	6.1	(1.8)
Non-deductible expenses	4.2	0.3	(11.4)
Non-deductible officer's compensation	7.9	16.3	(2.7)
Changes in valuation allowance	(199.5)	(31.3)	(15.9)
Excess tax benefits related to shared based compensation	(4.1)	(3.6)	4.4
Global Intangible Low Taxed Income (GILTI) inclusion	—	0.3	(12.7)
Impact of disregarded entity elections	7.0	—	—
Other	1.4	2.0	3.1
Effective tax rate	(151.8)%	15.1%	(17.5)%
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	January 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforward	$90,177	$112,671
Accrued compensation	6,911	1,866
Accrued commissions	4,847	1,406
Fixed assets and intangibles	3,486	882
Allowance for doubtful accounts	2,137	1,294
Deferred revenue	2,012	337
Stock-based compensation	8,800	4,962
Lease liabilities	11,719	1,731
Other	8,751	—
Total deferred tax assets	138,840	125,149
Less valuation allowance	(705)	(86,203)
Deferred tax assets, net of valuation allowance	138,135	38,946
Deferred tax liabilities
Fixed assets and intangibles	—	(876)
Capitalized commission costs	(34,834)	(33,379)
Lease right-of-use	(10,638)	(1,525)
Other	(2,329)	(332)
Total deferred tax liabilities	(47,801)	(36,112)
Net deferred tax assets(1)	$90,334	$2,834
(1) Deferred tax assets of $90.4 million and $4.3 million are recorded within other non-current assets on the consolidated balance sheets as of January 31, 2025 and 2024, respectively.
At January 31, 2025, for U.S. federal income tax purposes, the Company had net operating loss (“NOL”) carryforwards of approximately $335.7 million, which expire in fiscal 2034 through fiscal 2038. The U.S. federal net operating losses generated after

SPRINKLR, INC.
Notes to Consolidated Financial Statements

fiscal 2019 do not expire and may be carried forward indefinitely. For U.S. states income tax purposes, the Company had net operating loss carryforwards of approximately $258.9 million, which expire in various years beginning from fiscal 2026 through fiscal 2042. As of January 31, 2025, based on the relevant weight of positive and negative evidence, including the amount of our taxable income in recent years which is objective and verifiable, and consideration of our expected future taxable earnings, we have now recognized deferred tax assets without an offsetting valuation allowance for these federal and state NOLs. For foreign income tax purposes, the Company had net operating loss carryforwards of approximately $6.9 million, which expire beginning fiscal 2026.
Utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation as a result of an ownership change, as defined under the provisions of Section 382 of the Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. Analysis has been conducted to determine whether an ownership change had occurred since inception. This analysis has indicated that although ownership changes have occurred in a prior year, the net operating losses would not expire before utilization as a result of the ownership change. In the event that the Company has subsequent changes in ownership, net operating losses and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change. Utilization of the Company’s foreign NOL carryforwards in the future will be dependent upon the local tax law and regulation.
The Company had a valuation allowance of $0.7 million and $86.2 million as of January 31, 2025 and 2024, respectively. We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. As of January 31, 2025, based on the relevant weight of positive and negative evidence, including cumulative taxable income over the past three years, which is objective and verifiable, and consideration of our expected future taxable earnings, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets are realizable. As such, we released $87.1 million of our valuation allowance associated with the U.S. federal and state deferred tax assets.
Following an assessment of the realizability of deferred tax assets in Brazil and Japan, the Company released its previously established valuation allowances on these assets, resulting in a $3.3 million tax benefit being recorded during the year ended January 31, 2024.
The Company has not recorded deferred income taxes and withholding taxes with respect to the undistributed earnings of its foreign subsidiaries, as such earnings are determined to be reinvested indefinitely. If those earnings were repatriated, in the form of dividends or otherwise, the Company could be subject to U.S. income taxes and withholding taxes to the various foreign countries. As of January 31, 2025, the Company had $85.4 million of earnings indefinitely reinvested outside of the U.S. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the amount of tax associated with such unremitted earnings.
The IRA was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a new excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and other items. As of January 31, 2025, the Company has accrued $1.9 million of excise taxes associated with the 2024 Share Repurchase Program. At this time, none of the IRA tax provisions are expected to have a material impact to the Company’s fiscal year 2025 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IRA.
Unrecognized Tax Benefits and Other Considerations
The Company records liabilities related to its uncertain tax positions. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company records interest and penalties related to unrecognized tax benefits within the Company’s provision for income taxes.
A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits for the year ended January 31, 2025:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Balance at beginning of period	$2,436	$1,728	$1,539
Tax positions taken during a prior year:
Gross decreases	—	—	(288)
Tax positions taken during the current year:
Gross increases	666	708	477
Balance at end of period	$3,102	$2,436	$1,728

SPRINKLR, INC.
Notes to Consolidated Financial Statements

As of January 31, 2025, the Company had recorded unrecognized tax benefits of $3.1 million that, if recognized, would benefit the Company’s effective tax rate. As of January 31, 2024, the Company had recorded unrecognized tax benefits of $2.4 million that, if recognized, would benefit the Company’s effective tax rate.
The Company recognized immaterial amounts of interest and penalties related to income tax matters as a component of income tax expense during the years ended January 31, 2025, 2024, and 2023. In addition, the Company accrued immaterial amounts related to penalties and interest as of January 31, 2025 and 2024.
The Company’s India subsidiary is currently under audit in India for tax years 2016 through 2018. Related to the audit by the India tax authorities, it is reasonably possible that the Company’s uncertain tax positions could change within the next 12 months. An estimate of the range of any change cannot be made. The Company believes that it has recorded all appropriate provisions for all jurisdictions and open years. However, the Company can give no assurance that taxing authorities will not propose adjustments that would increase its tax liabilities. The Company is not currently under audit by the IRS or any other taxing authority in any other material jurisdiction.
Because of net operating loss carryforwards, all of the Company’s tax years dating to inception in 2012 remain open to tax examination in U.S. and certain state tax jurisdictions. For India, tax years from 2016 remain open. For other major non-U.S. jurisdictions, tax years from 2019 to present remain open to tax examination.

14. Restructuring
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
In May 2024, the Company implemented an approved plan for restructuring its global workforce by approximately 3% to reduce operating costs and better align its workforce with the needs of its business. The majority of the associated costs, including severance and benefits, were incurred in the second quarter of fiscal year 2025. For the year ended January 31, 2025, the Company incurred a total of $2.8 million in restructuring costs, $2.0 million of which are recorded within sales and marketing expense on the Company’s condensed consolidated statements of operations and $0.4 million, $0.3 million, and $0.1 million being recorded within research and development, costs of professional services, and general and administrative, respectively. As of January 31, 2025, all restructuring costs have been paid.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

15. Segment and Geographic Information
The Company’s operations consist of one operating and reportable segment reflecting the manner in which operations are managed and the criteria used by the CODM, the Company’s Chief Executive Officer, to evaluate performance, develop strategy, and allocate resources. Our one segment provides enterprise cloud software products that enable organizations to do marketing, advertising, research, care, sales and engagement across modern channels including social, messaging, chat and text through its Unified Customer Experience Management software platform. The CODM makes operating performance assessments and resource allocation decisions on a global basis using net income (loss), which is also reported on the consolidated statements of operations as “net income (loss).” Our CODM uses net income (loss) to make operating decisions based on historical results and forecasts for future periods. The measure of segment assets is reported on its consolidated balance sheets as “total assets.” There is no expense or asset information that is supplemental to those disclosed in these consolidated financial statements that is regularly provided to the CODM. Other segment items included in consolidated net income (loss) are depreciation and amortization, interest income and (benefit) provision for income taxes, which are included in the consolidated statements of operation or within other notes to these consolidated financial statements. The accounting policies of our reportable segment are the same as our consolidated accounting policies.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Americas	$466,003	$435,315	$397,616
EMEA	269,007	237,875	176,777
Other	61,384	59,170	43,797
	$796,394	$732,360	$618,190
The United States was the only country that represented more than 10% of the Company's revenues, comprising $433.7 million, $407.2 million and $373.1 million in the years ended January 31, 2025, 2024 and 2023, respectively.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of January 31, 2025 and 2024, long lived assets by geographic region were as follows:

	January 31,
(in thousands)	2025	2024
Americas	$24,792	$22,653
EMEA	2,380	3,854
Other	4,419	5,669
	$31,591	$32,176
Fixed assets held in the United States were $24.8 million and $22.5 million at January 31, 2025 and 2024, respectively. Right of use assets of $44.6 million and $31.1 million at January 31, 2025 and 2024, respectively, are not included in the table above, of which $19.6 million and $3.3 million were held in the United States at January 31, 2025 and 2024, respectively, and $14.9 million and $16.8 million were held in India at January 31, 2025 and 2024, respectively.

16. Related Parties
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, our Founder and Chairman, in connection with the provision of digital training services to the Company’s employees and certain Sprinklr customers. The Company paid approximately $0.1 million, $0.2 million, and nil to Lyearn in connection with the digital training services provided to employees for the year ended January 31, 2025, 2024, and 2023, respectively. The Company paid approximately $0.1 million to Lyearn in connection with the digital training services provided to a customer for each of the years ended January 31, 2025, 2024, and 2023, respectively.
The Company recognized expenses of $0.2 million during each of the years ended January 31, 2025, 2024, and 2023. As of January 31, 2025 and January 31, 2024, the Company had outstanding payables of $0.1 million and $0.2 million, respectively, related to the arrangements.
This related party transaction has been reviewed and approved by the audit committee of the Company’s board of directors.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

17. Employee Benefit Plans
The Company provides benefit plans for its employees in the United States. The Sprinklr 401(k) Plan is available to all eligible employees on the Company’s U.S. payroll who are automatically enrolled for pre-tax deferrals on the first pay date after satisfying the eligibility requirements. The Sprinklr 401(k) Plan is qualified under Section 401(k) of the Internal Revenue Code and provides employees with tax-deferred and after-tax salary deductions, up to a maximum allowable limit, and alternative investment options. Employees may contribute up to the lesser of 100% of their eligible compensation or the statutory prescribed annual limit. Starting in 2022, the Company makes a matching contribution equal to 30% of a participant’s eligible compensation up to the first 4% of such person’s elected deferral.
The Company’s defined contribution plan in the United Kingdom is available to all employees on the Company’s U.K. payroll in accordance with the U.K. government regulations. Under this plan, employees can defer a percentage of their paycheck to a tax-deferred account. The Company contributes as per the local statutory regulations.
The amounts the Company contributed to defined contribution plans were immaterial during fiscal years ended January 31, 2025, 2024 and 2023.

18. Subsequent events
In February 2025, the Company implemented an approved plan for restructuring its global workforce by approximately 15% to help position the Company for long-term success by realigning employee costs with the current business and freeing up capital for incremental investments. The Company estimates that it will incur approximately $22 million in restructuring charges associated with this action. The majority of the associated costs, including severance, benefits and the acceleration of equity awards, are expected to be incurred in the first half of fiscal 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2025. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.
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
Our management, with the participation of the CEO and CFO, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2025 using the Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2025.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Information About Our Directors
Information regarding our Directors required by this item will be contained in our 2025 Proxy Statement under the caption “Information Regarding Director Nominees and Continuing Directors,” and is hereby incorporated by reference.
Information About Our Executive Officers
Information regarding our Directors required by this item will be contained in our 2025 Proxy Statement under the caption “Executive Officers,” and is hereby incorporated by reference.
Identification of Audit Committee and Financial Experts
Information regarding our Audit Committee and Financial Experts required by this item will be contained in our 2025 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors,” and is hereby incorporated by reference.
Material Changes to Procedures for Recommending Directors
Information regarding our Procedures for Recommending Directors required by this item will be contained in our 2025 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors,” and is hereby incorporated by reference.
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
Insider Trading Policy
Our board of directors has adopted the Sprinklr, Inc. Insider Trading Policy (the “Insider Trading Policy”), governing the purchase, sale, and/or other dispositions of our securities by directors, executive officers, employees and certain other persons. We believe that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable NYSE listing standards. From time to time, we have engaged in transactions in our securities. It is our policy to comply with applicable laws and regulations relating to insider trading. A copy of the Insider Trading Policy is incorporated by reference as Exhibit 19.1 to this Form 10-K.
Delinquent Section 16(a) Reports
Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2025 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” if any, and is hereby incorporated by reference.

Item 11. Executive Compensation
Information regarding our Executive Compensation required by this item will be contained in our 2025 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors—Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation" and “Director Compensation,” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Ownership of Securities
Information regarding our Ownership of Securities required by this item will be contained in our 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.

Equity Compensation Plan Information
Information regarding our Equity Compensation Plan required by this item will be contained in our 2025 Proxy Statement under the caption “Equity Compensation Plan Information,” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding Related Transactions and Director Independence required by this item will be contained in our 2025 Proxy Statement under the caption “Transactions with Related Persons,” and “Information Regarding the Board of Directors and Corporate Governance—Independence of Our Board of Directors,” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services
Information regarding Accounting Fees and Services required by this item will be contained in our 2025 Proxy Statement in Proposal 4 under the captions “—Principal Accountant Fees and Services” and “—Pre-Approval Policies and Procedures,” and is hereby incorporated by reference.

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

10.2#
Sprinklr, Inc. Executive Severance and Change in Control Plan, effective May 1, 2019, as amended and restated on June 1, 2024 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the SEC on September 4, 2024).

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

10.13#
Form of Indemnification Agreement between the Registrant and each director and executive officer. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the SEC on December 4, 2024.

10.14#
Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on September 6, 2023).

10.15#
Employment Agreement, by and between the Registrant and Trac Pham, dated June 3, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the SEC on September 4, 2024.

10.16#	Separation and Release of Claims Agreement, by and between the Registrant and Trac Pham, dated November 15, 2024.
10.17#
Amended and Restated Employment Agreement, by and between the Registrant and Ragy Thomas, dated June 11, 2021 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.18#	Role Change Letter, by and between the Registrant and Ragy Thomas, dated November 4, 2024.
10.19#
Employment Agreement, by and between the Registrant and Diane Adams, dated January 25, 2018, and as amended on August 28, 2019 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on June 14, 2021).

10.20#	Transition, Separation and Release of Claims Agreement, by and between the Registrant and Diane Adams, dated February 10, 2025.
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

10.23#
Employment Agreement, by and between the Registrant and Jacob Scott, dated April 26, 2023 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-40528), filed with the SEC on March 29, 2024.

10.24#
Employment Agreement, by and between the Registrant and Scott Harvey, dated February 16, 2024 (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the SEC on June 5, 2024.

10.25#	Employment Agreement, by and between the Registrant and Amitabh Misra, dated February 25, 2024.
10.26#	Employment Agreement, by and between the Registrant and Rory Read, effective as of November 5, 2024.
10.27#	Employment Agreement, by and between the Registrant and Joy Corso, dated January 10, 2025.
10.28
Letter Agreement, by and between the Registrant and H&F Splash Holdings IX, L.P., dated October 7, 2020 (incorporated herein by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (File No. 333-256657), filed with the Commission on May 28, 2021).

19.1	Sprinklr, Inc. Insider Trading Policy.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Sprinklr, Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-40528), filed with the SEC on March 29, 2024.

101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Document
104	Cover Page formatted as inline XBRL and contained in Exhibits 101
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

Sprinklr, Inc.

Date: March 20, 2025	By:	/s/ RORY READ
Rory Read
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rory Read and Manish Sarin, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RORY READ	President and Chief Executive Officer (Principal Executive Officer) and Director	March 20, 2025
Rory Read

/s/ MANISH SARIN	Chief Financial Officer (Principal Financial Officer)	March 20, 2025
Manish Sarin

/s/ MARLISE RICCI	Chief Accounting Officer (Principal Accounting Officer)	March 20, 2025
Marlise Ricci

/s/ RAGY THOMAS	Founder, Advisor to the CEO, and Chairman	March 20, 2025
Ragy Thomas

/s/ NEERAJ AGRAWAL	Director	March 20, 2025
Neeraj Agrawal

/s/ EDWIN GILLIS	Director	March 20, 2025
Edwin Gillis

/s/ JAN R. HAUSER	Director	March 20, 2025
Jan R. Hauser

/s/ KEVIN HAVERTY	Director	March 20, 2025
Kevin Haverty

/s/ YVETTE KANOUFF	Director	March 20, 2025
Yvette Kanouff

/s/ EILEEN SCHLOSS	Director	March 20, 2025
Eileen Schloss

/s/ STEPHEN M. WARD, JR.	Director	March 20, 2025
Stephen M. Ward, Jr.

/s/ TARIM WASIM	Director	March 20, 2025
Tarim Wasim