Form 10-Q
period 2025-04-30
Sprinklr, Inc.
filed 2025-06-05
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2025, the registrant had 142,831,141 shares of Class A common stock and 116,006,701 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

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
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategies for our Unified Customer Experience Management (“Unified-CXM”) platform and our Contact Center as a Service (“CCaaS”);
•our reliance on key talent and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of global economic uncertainty, including as a result of fluctuations in inflation and interest rates and the imposition of tariffs in the United States and abroad, and the Russia-Ukraine and Israel-Hamas wars (including an escalation or geopolitical expansion of these conflicts), on our business, financial condition and share price;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	April 30, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$126,421	$145,270
Marketable securities	443,813	338,189
Accounts receivable, net of allowance of $9.7 million and $8.1 million, respectively	202,788	285,656
Prepaid expenses and other current assets	89,149	84,982
Total current assets	862,171	854,097
Property and equipment, net	30,823	31,591
Goodwill and other intangible assets	50,144	49,957
Operating lease right-of-use assets	46,846	44,626
Deferred tax asset, non-current	87,727	90,369
Other non-current assets	111,797	113,559
Total assets	$1,189,508	$1,184,199

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$26,777	$27,353
Accrued expenses and other current liabilities	56,467	79,285
Operating lease liabilities, current	8,392	7,462
Deferred revenue	403,849	403,483
Total current liabilities	495,485	517,583
Deferred revenue, non-current	4,719	6,276
Operating lease liabilities, non-current	42,520	41,243
Other liabilities, non-current	7,012	7,034
Total liabilities	549,736	572,136
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 141,852,040 and 139,163,819 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	4	4
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 116,046,376 and 116,278,936 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively	4	4
Treasury stock, at cost, 14,130,784 shares as of April 30, 2025 and January 31, 2025	(23,831)	(23,831)
Additional paid-in capital	1,293,880	1,268,920
Accumulated other comprehensive loss	(2,652)	(6,969)
Accumulated deficit	(627,633)	(626,065)
Total stockholders’ equity	639,772	612,063
Total liabilities and stockholders’ equity	$1,189,508	$1,184,199
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Revenue:
Subscription	$184,127	$177,363
Professional services	21,373	18,595
Total revenue	205,500	195,958
Costs of revenue:
Costs of subscription	42,186	32,570
Costs of professional services	20,445	18,555
Total costs of revenue	62,631	51,125
Gross profit	142,869	144,833
Operating expense:
Research and development	22,811	22,539
Sales and marketing	71,071	87,484
General and administrative	34,429	29,101
Restructuring	16,313	—
Total operating expense	144,624	139,124
Operating (loss) income	(1,755)	5,709
Other income, net	6,930	7,500
Income before provision for income taxes	5,175	13,209
Provision for income taxes	6,743	2,575
Net (loss) income	$(1,568)	$10,634
Net (loss) income per share, basic	$(0.01)	$0.04
Weighted average shares used in computing net (loss) income per share, basic	256,647	271,664
Net (loss) income per share, diluted	$(0.01)	$0.04
Weighted average shares used in computing net (loss) income per share, diluted	256,647	284,032
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Net (loss) income	$(1,568)	$10,634
Foreign currency translation adjustments	4,395	(594)
Unrealized losses on investments, net of tax	(78)	(794)
Total comprehensive income, net of tax	$2,749	$9,246
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2025	255,443	$8	$1,268,920	14,131	$(23,831)	$(6,969)	$(626,065)	$612,063
Stock-based compensation - equity classified awards	—	—	22,113	—	—	—	—	22,113
Exercise of stock options and vesting of restricted stock units	2,456	—	2,847	—	—	—	—	2,847
Other comprehensive income	—	—	—	—	—	4,317	—	4,317
Net loss	—	—	—	—	—	—	(1,568)	(1,568)
Balance at April 30, 2025	257,899	$8	$1,293,880	14,131	$(23,831)	$(2,652)	$(627,633)	$639,772

Balance at January 31, 2024	273,265	$8	$1,182,150	14,131	$(23,831)	$(3,836)	$(474,787)	$679,704
Stock-based compensation - equity classified awards	—	—	14,156	—	—	—	—	14,156
Exercise of stock options and vesting of restricted stock units	3,189	—	9,642	—	—	—	—	9,642
Common stock repurchased, including accrued excise tax	(8,340)	—	—	—	—	—	(101,817)	(101,817)
Other comprehensive loss	—	—	—	—	—	(1,388)	—	(1,388)
Net income	—	—	—	—	—	—	10,634	10,634
Balance at April 30, 2024	268,114	$8	$1,205,948	14,131	$(23,831)	$(5,224)	$(565,970)	$610,931
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Cash flow from operating activities:
Net (loss) income	$(1,568)	$10,634
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	4,679	4,508
Provision for credit losses	1,972	1,038
Stock-based compensation, net of amounts capitalized	21,280	13,855
Non-cash lease expense	1,912	1,949
Deferred income taxes	2,839	(339)
Net amortization/accretion on marketable securities	(999)	(4,452)
Other non-cash items, net	7	79
Changes in operating assets and liabilities:
Accounts receivable	81,199	78,646
Prepaid expenses and other current assets	(4,155)	(15,824)
Other non-current assets	2,721	1,011
Accounts payable	(843)	(15,103)
Operating lease liabilities	(1,945)	(1,557)
Accrued expenses and other current liabilities	(21,284)	(29,125)
Deferred revenue	(1,867)	(3,665)
Other liabilities	(172)	57
Net cash provided by operating activities	83,776	41,712
Cash flow from investing activities:
Purchases of marketable securities	(236,676)	(134,172)
Proceeds from sales and maturities of marketable securities	131,973	153,097
Purchases of property and equipment	(289)	(2,545)
Capitalized internal-use software	(2,786)	(2,977)
Purchases of intangibles	(262)	—
Net cash (used in) provided by investing activities	(108,040)	13,403
Cash flow from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	2,847	9,642
Payments for repurchase of Class A common shares	—	(99,984)
Net cash provided by (used in) financing activities	2,847	(90,342)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	2,985	(1,231)
Net change in cash, cash equivalents and restricted cash	(18,432)	(36,458)
Cash, cash equivalents and restricted cash at beginning of period	153,533	172,429
Cash, cash equivalents and restricted cash at end of period	$135,101	$135,971

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$5,731	$1,656

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,023	$19,676
Accrued purchases of property and equipment	$60	$1,046
Stock-based compensation expense capitalized in internal-use software	$917	$551
Accrued for share repurchases and related excise tax	$1,909	$4,728
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization and Description of Business
Description of Business
Founded in 2009, Sprinklr, Inc. (“Sprinklr” or the “Company”) provides enterprise software products to enable the world's most valuable enterprises to respond, market, service and sell to customers on the channels they prefer using Sprinklr’s AI-native platform for unified customer experience management (“Unified-CXM”).
The Company was incorporated in Delaware in 2011 and is headquartered in New York, New York, USA with 20 operating subsidiaries globally.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2025, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2025 are not necessarily indicative of the results to be expected for the year ending January 31, 2026 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended January 31, 2025 in the Company’s Annual Report on Form 10-K (the “2025 10-K”) filed with the SEC on March 21, 2025.
There have been no material changes in the significant accounting policies as described in the Company’s consolidated financial statements for the fiscal year ended January 31, 2025 included in the 2025 10-K.
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
Segments
The Company operates in one operating segment because the Company’s offerings operate on its single Customer Experience Management Platform, the Company’s products are deployed in a similar way, and the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, evaluates the Company’s financial information and assesses the performance of the Company on a consolidated basis. For additional segment information, refer to Note 14, Segment and Geographic Information.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows:

(in thousands)	April 30, 2025	January 31, 2025
Cash and cash equivalents	$126,421	$145,270
Restricted cash included in prepaid expenses and other current assets (1)	1,350	1,705
Restricted cash included in other non-current assets (1)	7,330	6,558
Total cash, cash equivalents and restricted cash	$135,101	$153,533
(1) Consists primarily of collateral for letters of credit issued in lieu of deposits on certain leases and customer contracts.
Accounts Receivable and Allowance
Changes in the allowance account for the periods presented were as follows:

	Three Months Ended April 30,
(in thousands)	2025	2024
Allowance, beginning of period	$8,059	$5,267
Write-offs of uncollectible accounts, net	(346)	(73)
Provision for expected credit losses	1,972	1,044
Allowance, end of period	$9,685	$6,238
Concentration of Risk and Significant Customers
The Company’s financial instruments that are potentially subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits generally exceed federally insured limits.
To manage credit risk related to accounts receivable, the Company maintains an allowance for credit losses, which consists of general and specific reserves. The Company determines its allowance for the general reserve by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The specific reserves are determined by considering customers’ specific credit risk, macroeconomic trends and any other factors that could impact the collectability of receivables. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors, including customers’ credit risk and historical loss experience. The Company’s accounts receivable at April 30, 2025 are derived from invoiced customers located primarily in North America, Asia (which includes the Middle East) and Europe.
No single customer accounted for more than 10% of total revenue during the three months ended April 30, 2025 and 2024.
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
Recently Issued Accounting Pronouncements Pending Adoption
In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (“ASU 2023-09”), requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual period beginning fiscal year 2026, on a prospective basis and retrospective application is permitted. The Company is currently evaluating the impact ASU 2023-09 will have on its disclosures within its consolidated financial statements.
In November 2024 and January 2025, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2024-03”) and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2025-01”), respectively. These ASUs require new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. ASU 2024-03 and ASU 2025-01 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of these standards on its disclosures in the consolidated financial statements.

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
Capitalized costs to obtain customer contracts as of April 30, 2025 were $143.5 million, of which $43.4 million is included in prepaid expenses and other current assets and $100.1 million within other non-current assets. Capitalized costs to obtain customer contracts as of January 31, 2025 were $141.6 million, of which $39.4 million is included in prepaid expenses and other current assets and $102.2 million within other non-current assets.
During the three months ended April 30, 2025 and 2024, the Company amortized $12.0 million and $12.1 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
Deferred Revenue
Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. The Company recognized revenue of $159.5 million and $161.7 million for the three months ended April 30, 2025 and 2024, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. At April 30, 2025 and January 31, 2025, contract assets were $2.0 million and $1.9 million, respectively, and were included in prepaid expenses and other current assets.
Remaining Performance Obligation
Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. As of April 30, 2025, the Company’s RPO was $943.2 million, approximately $596.8 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform:

	Three Months Ended April 30,
(in thousands)	2025	2024
Americas	$117,587	$115,268
EMEA	72,036	65,911
Other	15,877	14,779
Total revenue	$205,500	$195,958
The United States was the only country that represented more than 10% of the Company’s revenues, comprising $109.7 million and $107.0 million during the three months ended April 30, 2025 and 2024, respectively.
4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets:

	April 30, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$154,931	$60	$(119)	$154,872
Municipal bonds	12,839	—	(9)	12,830
U.S. government and agency securities	180,138	50	(47)	180,141
Certificates of deposit	23,744	19	—	23,763
Commercial paper	72,230	5	(28)	72,207
Marketable securities	$443,882	$134	$(203)	$443,813

	January 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$106,632	$48	$(26)	$106,654
Municipal bonds	12,752	—	(7)	12,745
U.S. government and agency securities	120,032	28	(52)	120,008
Certificates of deposit	34,584	27	—	34,611
Commercial paper	64,180	16	(25)	64,171
Marketable securities	$338,180	$119	$(110)	$338,189
As of April 30, 2025 and January 31, 2025, the maturities of available-for-sale marketable securities did not exceed 12 months. Interest income from cash and cash equivalents and marketable securities was $5.1 million and $8.3 million for the three months ended April 30, 2025 and 2024, respectively.
There were 91 and 40 debt securities in an unrealized loss position as of April 30, 2025 and January 31, 2025, respectively. The estimated fair value of these debt securities, for which an allowance for credit losses has not been recorded, was $267.5 million and $140.0 million as of April 30, 2025 and January 31, 2025, respectively. There were no expected credit losses recorded against the Company’s investment securities as of April 30, 2025 and January 31, 2025.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Fair Value Measurements
The following table presents information about the Company’s financial assets that have been measured at fair value on a recurring basis as of April 30, 2025 and January 31, 2025, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	April 30, 2025			January 31, 2025
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash Equivalents:
Money market funds	$25,611	$—	$25,611	$57,158	$—	$57,158
Corporate bonds	—	8,301	8,301	—	—	—
Marketable Securities:
Corporate bonds	—	154,872	154,872	—	106,654	106,654
Municipal bonds	—	12,830	12,830	—	12,745	12,745
U.S. government and agency securities	—	180,141	180,141	—	120,008	120,008
Certificates of deposit	—	23,763	23,763	—	34,611	34,611
Commercial paper	—	72,207	72,207	—	64,171	64,171
Total financial assets	$25,611	$452,114	$477,725	$57,158	$338,189	$395,347
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
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. government and agency securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities, as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of April 30, 2025 and January 31, 2025, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 30, 2025, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of April 30, 2025 and January 31, 2025, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	April 30, 2025	January 31, 2025
Prepaid hosting and data costs	$18,166	$20,761
Prepaid software costs	8,761	10,251
Prepaid marketing	4,698	2,869
Capitalized commissions costs, current portion	43,430	39,353
Contract assets	1,971	1,860
Security deposits, short-term	1,737	1,519
Taxes recoverable	2,928	2,467
Restricted cash	1,350	1,705
Employee advances	6,082	3,345
Other	26	852
Prepaid expenses and other current assets	$89,149	$84,982
Depreciation and Amortization
Accumulated depreciation and amortization associated with fixed assets was $26.6 million and $24.8 million as of April 30, 2025 and January 31, 2025, respectively. Accumulated amortization associated with capitalized internal-use software was $46.2 million and $42.7 million as of April 30, 2025 and January 31, 2025, respectively.
Depreciation and amortization expense consisted of the following:

	Three Months Ended April 30,
(in thousands)	2025	2024
Depreciation and amortization expense	$1,258	$1,605
Amortization expense for capitalized internal-use software	$3,422	$2,903
The Company capitalized internal-use software costs, including stock-based compensation, of $3.7 million and $3.5 million for the three months ended April 30, 2025 and 2024, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 30, 2025	January 31, 2025
Bonuses	$6,808	$20,463
Commissions	5,607	15,549
Employee liabilities (1)	14,874	15,994
Purchased media costs (2)	1,213	1,456
Accrued restructuring costs (3)	3,608	—
Accrued sales and use tax liability	6,611	6,505
Accrued income taxes	8,730	10,309
Accrued deferred contract credits	766	896
Vendor and travel costs payable	1,138	1,334
Professional services	1,690	1,030
Withholding taxes payable	1,200	910
Other	4,222	4,839
Accrued expenses and other current liabilities	$56,467	$79,285
(1) Includes $2.3 million and $1.0 million of accrued employee contributions under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) at April 30, 2025 and January 31, 2025, respectively.
(2) Purchased media costs consist of amounts owed to the Company’s vendors for the purchase of advertising space on behalf of its customers.
(3) In February 2025, the Company implemented an approved plan for restructuring its global workforce by approximately 12% to help position the Company for long-term success by realigning employee costs with the current business and freeing up capital for incremental investments. Refer to Note 13, Restructuring Charges, for additional information.
7. Leases
The Company has leases for corporate offices under non-cancelable operating leases with various expiration dates. The Company did not have any finance leases during the three months ended April 30, 2025 and 2024.
The components of lease expense were as follows:

	Three Months Ended April 30,
(in thousands)	2025	2024
Operating lease cost	$2,983	$2,862
Variable lease cost	349	329
Short-term lease cost	116	142
Total lease cost	$3,448	$3,333
The weighted average remaining lease term and discount rate were as follows:

	April 30, 2025	January 31, 2025
Weighted average remaining lease term (years)	6.83	7.16
Weighted average discount rate	8.51%	8.70%

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, were as follows:

(in thousands)
Fiscal year ended January 31, 2026 (remaining nine months)	$9,304
2027	11,436
2028	9,422
2029	8,014
2030	6,843
2031	6,328
Thereafter	16,687
Total minimum lease payments	68,034
Less: imputed interest	(17,122)
Total	$50,912
8. Commitments and Contingencies
Cash Collateral Agreements
In April 2023, the Company entered into cash collateral agreements with Silicon Valley Bank, a division of First Citizens Bank, in lieu of a letter of credit facility, which are associated with certain leases. Approximately $1.3 million is outstanding on these cash collateral agreements as of April 30, 2025 and January 31, 2025, which the Company has therefore classified within restricted cash. As of April 30, 2025, $0.3 million of this restricted cash is recorded within prepaid expenses and other current assets and $1.0 million is recorded within other non-current assets on the condensed consolidated balance sheets. As of January 31, 2025, $0.7 million of this restricted cash was recorded within prepaid expenses and other current assets and $0.6 million was recorded within other non-current assets on the condensed consolidated balance sheets.
Starting in 2023, the Company has entered into cash collateral agreements with J.P. Morgan Bank in lieu of a letter of credit facility, through which approximately $7.3 million and $6.9 million is outstanding as of April 30, 2025 and January 31, 2025, respectively. As of both April 30, 2025 and January 31, 2025, $1.0 million of this restricted cash is recorded within prepaid expenses and other current assets. As of April 30, 2025 and January 31, 2025, $6.3 million and $5.9 million, respectively, is recorded within other non-current assets on the condensed consolidated balance sheets.
Legal Matters
From time to time, the Company, various subsidiaries, and certain current and former officers and directors may be named as defendants in various lawsuits, claims, investigations and proceedings arising from the normal course of business. The Company also may become involved with contract issues and disputes with customers. With respect to litigation in general, based on the Company’s experience, management believes that the amount of damages claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases.
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
On March 18, 2025, a stockholder derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Coffey v. Thomas, et al., Case No. 1:25-cv-02242 (the “Coffey Action”). On March 26, 2025, a second stockholder derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Figurella v. Thomas, et al., Case No. 1:25-cv-02513 (the “Figurella Action”), asserting claims substantially similar to those alleged in the Coffey Action. On April 29, 2025, the Coffey Action was voluntarily dismissed. On April 30, 2025, a third stockholder derivative action with filed in the U.S. District Court for the Southern District of New York, captioned Newman v. Thomas, et al., Case No. 1:25-cv-03591 (the “Newman Action”), asserting claims substantially similar to those alleged in the Coffey Action and Figurella Action. On May 2, 2025, the Court consolidated the Figurella Action and Newman Action under the caption In re Sprinklr, Inc. Derivative Litigation, Case No. 1:25-cv-02513, appointed co-lead counsel for plaintiffs, and ordered the parties to submit a proposal regarding further proceedings by July 1, 2025. The derivative complaints name the Company as a nominal defendant and purport to bring claims on behalf of the Company against certain of the Company’s current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties, among other claims, in relation to substantially the same factual allegations as those made in the Securities Action. The derivative complaints primarily seek to recover for the Company compensatory damages, restitution, and equitable relief in the form of certain corporate governance reforms.
Other Contractual Commitments
Other contractual commitments consist primarily of non-cancelable minimum guaranteed purchase commitments for various data, hosting and software services, which the Company may renew as part of the normal course of business. During the three months ended April 30, 2025, the Company entered into new operating leases that impact its cash requirements. Refer to Note 7, Leases, for the detail of future lease payments. There were no other significant changes in the Company’s material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the 2025 10-K.
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
During the three months ended April 30, 2024, the Company repurchased 8,340,641 shares of its Class A common stock for an aggregate cost of $101.2 million, including commissions. There were no share repurchases during the three months ended April 30, 2025. All of the Company’s repurchases are subject to a one percent excise tax enacted by the Inflation Reduction Act of 2022 (the “IRA”). The Company recorded excise taxes of $0.6 million during the three months ended April 30, 2024 as part of the cost basis of shares acquired in its consolidated statement of stockholders’ equity. All of the shares repurchased have been returned to the Company’s authorized but unissued share reserve. During the second quarter of fiscal year 2025, the Company completed the full purchase authorization of $300 million under the 2024 Share Repurchase Program.

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
The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance-based stock units (“PSUs”) and other forms of awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates, as permitted by law.
In June 2021, the Company also adopted its ESPP, under which employees can purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of each offering period and (ii) the last trading day of each related offering period.
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the three months ended April 30, 2025 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
	(in thousands)		(in years)
Outstanding as of January 31, 2025	18,572	$6.60	4.7
Exercised	(554)	5.14
Forfeited	(417)	10.76
Expired	—	1.35
Outstanding as of April 30, 2025	17,601	$6.54	4.4

Exercisable as of April 30, 2025	16,779	$6.26	4.3
Vested and expected to vest as of April 30, 2025	17,589	$6.54	4.4
Summary of Restricted Stock Unit Activity
A summary of the Company’s RSU activity for the three months ended April 30, 2025 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2025	14,750	$10.46
Granted	8,023	9.10
Released	(1,902)	11.79
Cancelled/forfeited	(1,087)	11.60
Outstanding as of April 30, 2025	19,784	$9.72

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Summary of Performance-Based Stock Units Activity
A summary of the Company’s PSU activity for the three months ended April 30, 2025 is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2025	2,918	$8.31
Granted	650	13.16
Cancelled/forfeited	(120)	1.69
Outstanding as of April 30, 2025	3,448	$9.45
As of April 30, 2025, the Company had 660,000 PSUs outstanding associated with a January 2021 grant (“2021 PSUs”). These awards vest over a five-year period if certain performance and market conditions are met. The performance condition was met in June 2021 and the market conditions have not yet been met as of April 30, 2025. If the market conditions are not met on or prior to January 28, 2026, the 2021 PSUs will not vest and will be subsequently cancelled.
In November 2024, the Company granted 2,137,500 PSUs to its new CEO that vest after a three-year period if certain market and performance conditions are met (“2024 PSUs”). Seventy-five percent of the 2024 PSUs are associated with a market condition and twenty-five percent of the 2024 PSUs are associated with a performance condition (“Performance Condition 2024 PSUs”). The number of shares to be issued will range from zero to 4,275,000, or between zero and 200%, depending on the achievement level of the market and performance conditions. If the market or performance conditions are not met on November 5, 2027, the associated awards will not vest and will be subsequently cancelled. As of April 30, 2025, it was deemed probable that 100% of the Performance Condition 2024 PSUs will vest. As of April 30, 2025, the Company had 2,137,500 2024 PSUs outstanding.
In February 2025, the Company granted 166,668 PSUs to its new Chief Administrative Officer (“CAO”), vesting after approximately a three-year period if certain market and performance conditions are met (“2025 CAO PSUs”). Similar to the 2024 PSUs, seventy-five percent of the 2025 CAO PSU are associated with a market condition relating to total shareholder return (“Market Condition 2025 CAO PSUs”) and twenty-five percent of the 2025 CAO PSUs are associated with a performance condition relating to the achievement of an internal metric calculated based on revenue and non-GAAP operating income growth over an approximately three-year period (“Performance Condition 2025 CAO PSUs”). The number of shares to be issued will range from zero to 333,336 shares in the aggregate as each of the Market Condition 2025 CAO PSUs and Performance Condition 2025 CAO PSUs will vest between zero and 200% depending on the achievement level of the market and performance conditions, respectively. If the market or performance conditions are not met on November 5, 2027, the associated awards will not vest and will be subsequently cancelled.
To determine the fair value of the Market Condition 2025 CAO PSUs, the Company utilized a Monte Carlo simulation, a computational algorithm which allowed the Company to model the impact of one or more, often uncertain, variables on the value of complex securities and evaluate many possible outcomes to forecast the stock price of the Company. The Company applied an annual equity volatility of 49.4%, a risk-free rate of 4.22%, a fair value of common stock of $8.98, an expected dividend yield of zero and an expected term of three years to arrive at a valuation of $13.55 on the grant date. To determine the fair value of the Performance Condition 2025 CAO PSUs, a stock price of $8.98 per share was utilized, as the observable market price on grant date is the best measure of fair value. As of April 30, 2025, it was deemed probable that 100% of the Performance Condition 2025 CAO PSUs will vest. As of April 30, 2025, the Company had 166,668 2025 CAO PSUs outstanding.
In March 2025, the Company granted 482,851 PSUs to members of its executive leadership team (“ELT”), vesting after approximately a three-year period if certain market conditions are met (“2025 ELT PSU”). Similar to the 2024 PSUs and 2025 CAO PSUs, seventy-five percent of the 2025 ELT PSUs are associated with a market condition relating to total shareholder return (“Market Condition 2025 ELT PSUs”) and twenty-five percent of the 2025 ELT PSUs are associated with a performance condition relating to the achievement of an internal metric calculated based on revenue and non-GAAP operating income growth over a three-year period (“Performance Condition 2025 ELT PSUs”). The number of shares to be issued will range from zero to 965,702 shares in the aggregate as each of the Market Condition 2025 ELT PSUs and Performance Condition 2025 ELT PSUs will vest between zero and 200% depending on the achievement level of the market and performance conditions, respectively. If the market or performance conditions are not met on January 31, 2028, the associated awards will not vest and will be subsequently cancelled.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
To determine the fair value of the Market Condition 2025 ELT PSUs, the Company utilized a Monte Carlo simulation. The Company applied an annual equity volatility of 50.8%, a risk-free rate of 3.96%, fair value of common stock of $9.14, an expected dividend yield of zero and an expected term of three years to arrive at a valuation of $14.84 on the grant date. To determine the fair value of the Performance Condition 2024 PSUs, the stock price of $9.14 per share was utilized, as the observable market price on grant date is the best measure of fair value. As of April 30, 2025, it was deemed probable that 100% of the Performance Condition 2025 ELT PSUs will vest. As of April 30, 2025, the Company had 482,851 2025 ELT PSUs outstanding.
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows:

	Three Months Ended April 30,
(in thousands)	2025	2024
Costs of subscription	$265	$283
Costs of professional services	392	317
Research and development	3,886	2,574
Sales and marketing	6,295	5,604
General and administrative	9,576	5,077
Restructuring	866	—
Stock-based compensation, net of amounts capitalized	21,280	13,855
Capitalized stock-based compensation	917	551
Total stock-based compensation	$22,197	$14,406

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
11. Net (Loss) Income Per Share
The Company has two classes of common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net (loss) income per share attributable to common stockholders are, therefore, the same for both Class A and Class B common stock on both an individual and combined basis.
Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted net (loss) income per share is calculated by giving effect to all potential dilutive common stock equivalents, which includes stock options, restricted stock units and other awards. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share, as the inclusion of any other potential shares outstanding would be anti-dilutive.
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended April 30,
(in thousands, except per share data)	2025	2024
Net (loss) income per share – basic:
Numerator:
Net (loss) income	$(1,568)	$10,634
Denominator:
Weighted-average shares outstanding used in computing net (loss) income per share, basic	256,647	271,664
Net (loss) income per common share, basic	$(0.01)	$0.04
Net (loss) income per share – diluted:
Numerator:
Net (loss) income	$(1,568)	$10,634
Denominator:
Weighted-average shares outstanding used in computing net (loss) income per share, basic	256,647	271,664
Weighted-average effect of diluted securities:
Stock options	—	8,523
RSUs	—	3,334
Common stock warrants	—	511
Weighted-average shares outstanding used in computing net (loss) income per share, diluted	256,647	284,032
Net (loss) income per common share, diluted	$(0.01)	$0.04
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended April 30,
(in thousands)	2025	2024
Stock options	17,601	2,436
PSUs	3,447	780
RSUs	19,784	1,003
ESPP	353	24
Warrants to purchase common stock	2,500	—
Total shares excluded from net (loss) income per share	43,685	4,243
12. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended April 30, 2025 and 2024, the Company recorded an income tax provision of $6.7 million and $2.6 million, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
During the three months ended April 30, 2025, the Company’s effective tax rate differed from the U.S. federal statutory tax rate primarily due to the impact of non-deductible items, stock-based compensation and foreign tax rate differential on non-U.S. income. During the three months ended April 30, 2025, the Company also recorded discrete income tax expense related to impacts of non-deductible stock-based compensation and withholding tax of $3.0 million and $1.6 million, respectively. During the three months ended April 30, 2024, the Company’s effective tax rate differed from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets, partially offset by state taxes and the foreign tax rate differential on non-U.S. income. During the three months ended April 30, 2024, the Company also recorded discrete income tax expense related to the impacts of withholding tax of $0.8 million.
The Company had a valuation allowance of $0.8 million and $0.7 million as of April 30, 2025 and January 31, 2025, respectively. The Company monitors the realizability of its deferred tax assets taking into account all relevant factors at each reporting period. As of January 31, 2025, based on the relevant weight of positive and negative evidence, including cumulative taxable income over the past three years, which is objective and verifiable, and consideration of the Company’s expected future taxable earnings, the Company concluded that it is more likely than not that its U.S. federal and state deferred tax assets are realizable. As such, the Company released $87.1 million of its valuation allowance associated with the U.S. federal and state deferred tax assets.
The IRA was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a new one percent excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and other items. As of April 30, 2025, the Company has accrued $1.9 million of excise taxes associated with the 2024 Share Repurchase Program. At this time, none of the IRA tax provisions are expected to have a material impact to the Company’s fiscal year 2026 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IRA.
13. Restructuring Charges
In February 2025, the Company implemented an approved plan for restructuring its global workforce by approximately 12% to help position the Company for long-term success by realigning employee costs with the current business and freeing up capital for incremental investments. The majority of the associated costs, including severance, benefits and the acceleration of equity awards, are expected to be incurred in the first half of fiscal 2026. For the three months ended April 30, 2025, the Company incurred a total of $16.3 million in restructuring costs, which includes $0.9 million of stock-based compensation expense.
Changes in the Company’s restructuring liability are set forth in the table below:

(in thousands)
Accrual at January 31, 2025	$—
Restructuring charges	15,447
Cash Payments	(11,839)
Accrual at April 30, 2025	$3,608
Restructuring liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet, the majority of which is expected to be paid in the second quarter of fiscal 2026.
14. Segment and Geographic Information
The Company’s operations consist of one operating and reportable segment reflecting the manner in which operations are managed and the criteria used by the CODM to evaluate performance, develop strategy, and allocate resources. The Company’s one segment provides enterprise cloud software products that enable organizations to do marketing, advertising, research, care, sales and engagement across modern channels including social, messaging, chat and text through its Unified Customer Experience Management software platform. The CODM makes operating performance assessments and resource allocation decisions on a global basis using net (loss) income, which is also reported on the consolidated statements of operations as “net (loss) income.” Our CODM uses net (loss) income to make operating decisions based on historical results and forecasts for future periods. The measure of segment assets is reported on its consolidated balance sheets as “total assets.” There is no expense or asset information that is supplemental to those disclosed in these consolidated financial statements that is regularly provided to the CODM. Other segment items included in consolidated net (loss) income are depreciation and amortization, interest income and (benefit) provision for income taxes, which are included in the consolidated statements of operation or within other notes to these consolidated financial statements. The accounting policies of the Company’s reportable segment are the same as its consolidated accounting policies.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
15. Related Party Transactions
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, the Company’s Founder and Chairman, in connection with the provision of digital training services to the Company’s employees and certain Sprinklr customers. The Company paid approximately nil and $0.1 million to Lyearn in connection with the digital training services provided to employees during the three months ended April 30, 2025 and 2024, respectively. The Company made no payments to Lyearn in connection with the digital training services provided to a customer during each of the three months ended April 30, 2025 and 2024.
The Company recognized immaterial expenses during each of the three months ended April 30, 2025 and 2024 related to the arrangements. As of April 30, 2025 and January 31, 2025, the Company had outstanding payables of $0.1 million related to the arrangements.
This related party transaction has been reviewed and approved by the audit committee of the Company’s board of directors.
16. Subsequent Events
On June 4, 2025, the Company announced that its board of directors had authorized and approved a share repurchase plan (the “2025 Share Repurchase Program”), which authorizes the Company to periodically repurchase up to $150 million of its Class A common stock through June 30, 2026. Under the 2025 Share Repurchase Program, the Company intends to repurchase shares through open market purchases at prevailing market prices or in negotiated transactions off the market, including, without limitation, accelerated share repurchase transactions, collared accelerated share repurchase transactions, volume weighted average purchase prepaid share forward transactions and similar arrangements, in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “2025 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2025. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
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
Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 80 countries, and our AI-based CXM platform recognizes over 150 languages. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of April 30, 2025, we had 146 large customers, compared to 138 as of April 30, 2024.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. As of April 30, 2025, our RPO expected to be recognized as revenue was $943.2 million and our cRPO was $596.8 million.
Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes subscription revenue from new customers. Our NDE, on a trailing 12-month basis, was 101.8% and 114.6% for the 12-month periods ending April 30, 2025 and 2024, respectively. The decrease year-over-year was driven by elevated churn, and down-selling of certain existing customers, exacerbated by the current macroeconomic environment.

Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, and the Russia-Ukraine and Israel-Hamas wars, have led to economic uncertainty globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. While we have experienced growing inflationary pressures on the cost of wages, rent and data, the net result of inflationary impacts and our efforts to mitigate these impacts have not been material to us during the periods included in this report. In addition, general economic weakness may lead to longer collection cycles for payments due from our customers and an increase in customer provision for credit losses, as well as restructuring initiatives and associated expenses, and customers and potential customers may require extended financial concessions, which could result in adjustments to revenue recognition.
The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors” included in Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the 2025 10-K.
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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative and restructuring expenses.
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
Sales and Marketing Expense
Sales and marketing expense consists primarily of personnel-related expenses for our sales and marketing organization, including salaries, benefits, bonuses and stock-based compensation, professional fees, software costs, advertising, marketing, promotional and brand awareness activities, travel expenses and allocated overhead expense, including facilities costs. Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit. In the near term, we expect sales and marketing expense to decrease given recent restructuring activities. In the long term, we expect sales and marketing expense to generally increase in absolute dollars as we continue to drive the growth of our business. We continue to optimize our sales and marketing expense and seek efficiencies in our investments.
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
Restructuring Expense
Restructuring expense includes costs associated with the global workforce reduction implemented in the first quarter of fiscal year 2026. The majority of these costs consist of severance, benefits and the acceleration of equity awards.
Other Income, Net
Other income, net, consists of interest income on invested cash and cash equivalents and marketable securities, foreign currency transaction gains and losses and other expenses and gains.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and U.S. jurisdictions in which we conduct business. Our annual estimated effective tax rate differed from the U.S. federal statutory rate in fiscal 2026 primarily due to the impact of non-deductible items, stock-based compensation and foreign tax rate differential on non-U.S. income and witholding taxes. Our annual estimated effective tax rate differed from the U.S. federal statutory rate in fiscal 2025 primarily due primarily due to a full valuation allowance related to our U.S. deferred tax assets, partially offset by U.S. current state taxes and foreign tax rate differential on non-U.S. income and discrete items relating to releases of valuation allowances in certain foreign jurisdictions.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2025	2024
Revenue:
Subscription	$184,127	$177,363
Professional services	21,373	18,595
Total revenue	205,500	195,958
Costs of revenue:
Costs of subscription (1)	42,186	32,570
Costs of professional services (1)	20,445	18,555
Total costs of revenue	62,631	51,125
Gross profit	142,869	144,833
Operating expense:
Research and development (1)	22,811	22,539
Sales and marketing (1)	71,071	87,484
General and administrative (1)	34,429	29,101
Restructuring (1)	16,313	—
Total operating expense	144,624	139,124
Operating (loss) income	(1,755)	5,709
Other income, net	6,930	7,500
Income before provision for income taxes	5,175	13,209
Provision for income taxes	6,743	2,575
Net (loss) income	$(1,568)	$10,634
(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended April 30,
(in thousands)	2025	2024
Costs of subscription	$265	$283
Costs of professional services	392	317
Research and development	3,886	2,574
Sales and marketing	6,295	5,604
General and administrative	9,576	5,077
Restructuring	866	—
Stock-based compensation expense, net of amounts capitalized	$21,280	$13,855

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue (1):

	Three Months Ended April 30,
	2025	2024
Revenue:
Subscription	90%	91%
Professional services	10%	9%
Total revenue	100%	100%
Costs of revenue:
Costs of subscription	21%	17%
Costs of professional services	10%	9%
Total costs of revenue	30%	26%
Operating expense:
Research and development	11%	12%
Sales and marketing	35%	45%
General and administrative	17%	15%
Restructuring	8%	0%
Total operating expense	70%	71%
Operating (loss) income	(1)%	3%
Other income, net	3%	4%
Income before provision for income taxes	3%	7%
Provision for income taxes	3%	1%
Net (loss) income	(1)%	5%
(1) Totals may not foot due to rounding
Comparison of the Three Months Ended April 30, 2025 and 2024
Revenue

	Three Months Ended April 30,
(in thousands)	2025	2024	$ Change	% Change
Subscription	$184,127	$177,363	$6,764	4%
Professional services	21,373	18,595	2,778	15%
Total revenue	$205,500	$195,958	$9,542	5%
The increase in subscription revenue was primarily due to increased revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform, as well as demand for our solutions from new customers. Such growth was partially offset by certain existing customers purchasing fewer quantities of current subscription solutions within our platform, as well as certain customers no longer subscribing to our platform, partially driven by challenging macroeconomic conditions.
The increase in professional services revenue was primarily due to growth in managed services related to Contact Center as a Service (“CCaaS”) delivery capabilities.

Costs of Revenue and Gross Margin

	Three Months Ended April 30,
(in thousands)	2025	2024	$ Change	% Change
Costs of subscription revenue	$42,186	$32,570	$9,616	30%
Costs of professional services revenue	20,445	18,555	1,890	10%
Total costs of revenue	$62,631	$51,125	$11,506	23%
Gross margin - subscription	77%	82%
Gross margin - professional services	4%	0%
The increase in costs of subscription revenue was primarily due to higher costs related to third-party data, cloud and network infrastructure, partially attributable to increased customer demand, which included a $9.3 million increase in our data and hosting costs.
The increase in costs of professional services revenue was primarily due to (i) a $1.6 million increase in subcontractor costs as a result of higher partner delivery costs associated with increased professional services revenue and (ii) higher personnel-related costs of $0.2 million driven by increased stock compensation expense, primarily related to new grants during fiscal year 2026.
Gross margin for subscription decreased by five percentage points, primarily driven by increased costs associated with third-party data, cloud and network infrastructure. Gross margin for professional services increased by four percentage points, largely driven by the timing of our continued investment in CCaaS.
Research and Development

	Three Months Ended April 30,
(in thousands)	2025	2024	$ Change	% Change
Research and development	$22,811	$22,539	$272	1%
% of revenue	11%	12%
The increase in research and development expense was primarily due to an increase in software subscription costs of $0.5 million.
Sales and Marketing Expense

	Three Months Ended April 30,
(in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$71,071	$87,484	$(16,413)	(19)%
% of revenue	35%	45%
The decrease in sales and marketing expense was primarily due to (i) a decrease in personnel-related costs of $13.0 million primarily due to lower sales headcount as a result of the restructuring activities we implemented in the first quarter of fiscal year 2026 and (ii) a $2.5 million decrease in marketing-related expenses.
General and Administrative Expense

	Three Months Ended April 30,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$34,429	$29,101	$5,328	18%
% of revenue	17%	15%
The increase in general and administrative expense was primarily due to a $5.3 million increase in personnel-related costs driven by increased stock compensation expense, primarily related to new grants during fiscal year 2026, as well as the fourth quarter of fiscal year 2025.

Restructuring Expense

	Three Months Ended April 30,
(in thousands)	2025	2024	$ Change	% Change
Restructuring	$16,313	$—	$16,313	N/A
% of revenue	8%	—%
The restructuring expense during the three months ended April 30, 2025 was due to the reduction in global workforce implemented in the first quarter of fiscal year 2026. Refer to Note 13, Restructuring Charges, included in Part I, Item 1 of this Form 10-Q for additional information.
Other Income, Net

	Three Months Ended April 30,
(in thousands)	2025	2024	$ Change	% Change
Other income, net	$6,930	$7,500	$(570)	(8)%
% of revenue	3%	4%
The decrease in other income, net was primarily attributable to a $3.2 million decrease in interest income from our money market and short-term investment accounts as a result of lower average balances in these accounts, as well as lower average interest rates, which was partially offset by a $2.6 million increase in net foreign currency gains.
Provision for Income Taxes

	Three Months Ended April 30,
(in thousands)	2025	2024	$ Change	% Change
Provision for income taxes	$6,743	$2,575	$4,168	162%
% of revenue	3%	1%
The increase in provision for income taxes was primarily related to (i) $3.0 million of discrete tax expense associated with non-deductible stock-based compensation and (ii) a $0.8 million increase in withholding tax recorded.

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
We define these non-GAAP financial measures as the respective U.S. GAAP measures, excluding, as applicable, stock-based compensation expense and related charges, amortization of stock-based compensation expense associated with capitalized internal use software, amortization of acquired intangible assets, release of U.S. federal and state valuation allowances, and the estimated tax effect related to the non-GAAP items, as well as other one-time charges, such as restructuring charges, costs associated with acquisitions, non-recurring litigation costs and facility exit costs. We believe that it is useful to exclude these items in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies over multiple periods.
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
However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by U.S. GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. As a result, our non-GAAP financial measures are presented for supplemental informational purposes only and should not be considered in isolation or as a substitute for our condensed consolidated financial statements presented in accordance with U.S. GAAP.

A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP:

	Three Months Ended April 30,
(in thousands)	2025	2024
Non-GAAP gross profit and non-GAAP gross margin:
U.S. GAAP gross profit	$142,869	$144,833
Stock-based compensation expense and related charges(1)	670	607
Amortization of stock-based compensation expense - capitalized internal-use software	649	492
Non-GAAP gross profit	$144,188	$145,932
Gross margin	70%	74%
Non-GAAP gross margin	70%	74%

Non-GAAP operating income:
U.S. GAAP operating (loss) income	$(1,755)	$5,709
Stock-based compensation expense and related charges(2)	20,764	14,624
Amortization of acquired intangible assets	—	50
Amortization of stock-based compensation expense - capitalized internal-use software	649	492
Non-recurring litigation costs(3)	769	—
Restructuring costs(4)	16,313	—
Non-GAAP operating income	$36,740	$20,875
Operating margin	(1)%	3%
Non-GAAP operating margin	18%	11%
(1) Employer payroll tax related to stock-based compensation for the periods ended April 30, 2025 and 2024 was immaterial as it relates to the impact to gross profit.
(2) Includes $0.4 million and $0.8 million of employer payroll tax related to stock-based compensation expense for the three months ended April 30, 2025 and 2024, respectively.
(3) Relates to costs associated with litigation that arise outside of the ordinary course of business.
(4) Includes $0.7 million of employer payroll tax related to the February 2025 restructuring for the three months ended April 30, 2025.

	Three Months Ended April 30,
	2025			2024
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income reconciliation to net (loss) income
Net (loss) income	$(1,568)	$(0.01)	$(0.01)	$10,634	$0.04	$0.04
Add:
Stock-based compensation expense and related charges(1)	20,764	0.09	0.08	14,624	0.05	0.05
Amortization of acquired intangible assets	—	—	—	50	—	—
Amortization of stock-based compensation expense - capitalized internal-use software	649	—	—	492	—	—
Income tax expense(2)	(4,611)	(0.01)	(0.01)	—	—	—
Non-recurring litigation costs(3)	769	—	—	—	—	—
Restructuring costs(4)	16,313	0.06	0.06	—	—	—
Total additions, net	33,884	0.14	0.13	15,166	0.05	0.05
Non-GAAP net income	$32,316	$0.13	$0.12	$25,800	$0.09	$0.09
Weighted-average shares outstanding		256,647	267,528		271,664	284,032
(1) Includes $0.4 million and $0.8 million of employer payroll tax related to stock-based compensation expense for the three months ended April 30, 2025 and 2024, respectively.
(2) Represents the Company’s current and deferred income tax expense commensurate with the non-GAAP measure of profitability using a non-GAAP tax rate of 26% for the three months ended April 30, 2025. The Company uses an annual projected tax rate in its computation of the non-GAAP income tax provision, and excludes the direct impact of stock-based compensation, employer tax costs related to stock-based compensation, intangible amortization expense, amortization of stock-based compensation expense - capitalized internal-use software, non-recurring litigation costs and restructuring costs.
(3) Relates to costs associated with litigation that arise outside of the ordinary course of business.
(4) Includes $0.7 million of employer payroll tax related to the February 2025 restructuring for the three months ended April 30, 2025.

(in thousands)	Three Months Ended April 30,
Free cash flow:	2025	2024
Net cash provided by operating activities	$83,776	$41,712
Purchase of property and equipment	(289)	(2,545)
Capitalized internal-use software	(2,786)	(2,977)
Free cash flow	$80,701	$36,190
Liquidity and Capital Resources
Overview
As of April 30, 2025, our principal sources of liquidity were $126.4 million of cash and cash equivalents and $443.8 million of highly liquid marketable securities. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.
Cash Collateral Agreements and Restricted Cash
In April 2023, we entered into cash collateral agreements with Silicon Valley Bank (“SVB”) in lieu of a letter of credit facility, which are associated with certain leases. Approximately $1.3 million is outstanding on these cash collateral agreements as of April 30, 2025, which we have therefore classified within restricted cash. As of April 30, 2025, $0.3 million of this restricted cash is recorded within prepaid expenses and other current assets and $1.0 million is recorded within other non-current assets on the condensed consolidated balance sheets.
Starting in 2023, we entered into cash collateral agreements with J.P. Morgan Bank in lieu of a credit facility, through which approximately $7.3 million is outstanding as of April 30, 2025. As of April 30, 2025, $1.0 million of this restricted cash is recorded within prepaid expenses and other current assets and $6.3 million is recorded within other non-current assets on the condensed consolidated balance sheets.
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
On June 4, 2025, we announced that our board of directors had authorized and approved a share repurchase plan (the “2025 Share Repurchase Program”), whereby we intend to repurchase up to $150 million of Class A common stock. For additional information regarding the 2025 Share Repurchase Program, see Note 16, Subsequent Events, included in Part I, Item 1 of this Form 10-Q.
There were no other significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the 2025 10-K.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$83,776	$41,712
Net cash (used in) provided by investing activities	$(108,040)	$13,403
Net cash provided by (used in) financing activities	$2,847	$(90,342)
Our net (loss) income and cash flows provided by operating activities are influenced significantly by our investments in headcount to support growth and in costs of revenue to deliver our services. Non-cash charges primarily include depreciation and amortization, provision for credit losses, stock-based compensation, non-cash lease expense, deferred income taxes and amortization/accretion on marketable securities. Our largest source of operating cash is cash collections from customers using our Unified-CXM platform and related services. Our primary uses of cash from operating activities are for employee-related costs, costs to deliver our revenue and marketing expenses.

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
Operating Activities
For the three months ended April 30, 2025, cash provided by operating activities was $83.8 million, which consisted of net loss of $1.6 million, adjusted for non-cash expenses of $31.7 million and $53.7 million of net cash flows provided as a result of changes in operating assets and liabilities. The $53.7 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected an $81.2 million decrease in accounts receivable due to collections outpacing billings. This increase to cash flow from operations was partially offset by an $21.3 million decrease in accrued expenses and other current liabilities primarily due to the timing of bonus and commission payments.
For the three months ended April 30, 2024, cash provided by operating activities was $41.7 million, which consisted of net income of $10.6 million, adjusted for non-cash expenses of $16.6 million, and $14.5 million of net cash flows provided as a result of changes in operating assets and liabilities. The $14.5 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $78.6 million decrease in accounts receivable due to reduced billings and increased collections. This increase to cash flows from operations was partially offset by (i) a $29.1 million decrease in accrued expenses and other current liabilities primarily due to the timing of bonus and commission payments, (ii) a $15.8 million increase in prepaid expenses and other current assets due to higher prepaid hosting and data costs, (iii) a $15.1 million decrease in accounts payable due to timing of vendor payments, and (iv) a $3.7 million decrease in deferred revenue as a result of recognized revenue exceeding billings.
Investing Activities
For the three months ended April 30, 2025, cash used in investing activities was $108.0 million and primarily consisted of $236.7 million of purchases of marketable securities partially offset by $132.0 million of sales and maturities of marketable securities.
For the three months ended April 30, 2024, cash provided by investing activities was $13.4 million and primarily consisted of $153.1 million of sales and maturities of marketable securities, partially offset by $134.2 million of purchases of marketable securities.
Financing Activities
For the three months ended April 30, 2025, cash provided by financing activities was $2.8 million, which consisted solely of proceeds from the exercise of stock options.
For the three months ended April 30, 2024, cash used in financing activities was $90.3 million, which consisted of payments for the 2024 Share Repurchase Program of $100.0 million, offset by $9.6 million of proceeds from the exercise of stock options.
Critical Accounting Estimates
Our interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.
Critical accounting estimates are those estimates that, in accordance with U.S. GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our condensed consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition and stock-based compensation expense, including historical common stock valuations and performance-based award valuations. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.
Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included in Part I, Item 1 of this Form 10-Q and Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements” of the 2025 10-K for a discussion of our significant accounting policies. There have been no material changes to our critical accounting policies and accounting estimates as compared to those disclosed in the 2025 10-K.
Recent Accounting Pronouncements
Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included in Part I, Item 1 of this Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) foreign exchange risk related to transactions and earnings in currencies other than the U.S. dollar; and (ii) interest rate risk due to changes in the relationship between the interest rates on our assets. There were no material changes in these market risks since January 31, 2025, as disclosed in the 2025 10-K.
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
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2025. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended April 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We have incurred significant net losses in the past, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
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
Our revenue was $205.5 million and $196.0 million for the three months ended April 30, 2025 and 2024, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We have incurred significant net losses in the past, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant losses in the past, and we had an accumulated deficit of $627.6 million and $626.1 million as of April 30, 2025 and January 31, 2025, respectively. While we have experienced revenue growth in recent periods and periods of profitability, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or maintain profitability in the future. We expect that our costs will increase over time and we could incur future losses, as we expect to invest significant additional funds in our business. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:
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
In addition, we expect that an increasing focus on customer satisfaction and the growth of various communications channels and new technologies will profoundly impact the market for Unified-CXM solutions. We believe that enterprises increasingly are looking for flexible solutions that bridge across traditionally separate systems for experience management, marketing automation and customer relationship management. We may be unable to effectively adapt our platform and approach to respond to changes in technology and customer needs. For example, in recent periods, we have experienced difficulties with managing the implementation of certain larger CCaaS projects, which has resulted in increased customer dissatisfaction, loss of certain customers and a delay in recognizing revenue associated with certain of these projects. In addition, customers have in the past and may continue in the future to slow their rate of expansion or reduce their number of licenses. If we are unable to meet this demand to manage customer experiences through flexible solutions designed to address a broad range of needs, or if we otherwise fail to achieve more widespread market acceptance of our Unified-CXM platform, our business, results of operations, financial condition and growth prospects may be adversely affected.
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
We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms of one to three years. As a result, because we recognize revenue ratably over the terms of our subscription contracts, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one period may not be immediately reflected as revenue for that period. Accordingly, the effect of significant downturns in sales and market acceptance of our Unified-CXM platform and potential changes in our pricing policies or rate of expansion or retention may not be fully reflected in our results of operations until future periods. For example, the impact of current economic uncertainties may cause customers to request better pricing, which may not be reflected immediately in our results of operations. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription tern. In addition, customers have in the past and may continue in the future to slow their rate of expansion or reduce their number of licenses. We also may be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a majority of our costs are expensed as incurred, while revenue is recognized over the term of the agreements with our customers. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.

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
We currently serve our customers from third-party data centers and cloud computing providers located around the world. Some of these facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, severe weather events, power loss, computer or telecommunication failures, service outages or losses, and similar events. They also may be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct or cybersecurity issues, including attacks enhanced or facilitated by artificial intelligence (“AI”), human error, terrorism, improper operation, unauthorized entry and data loss. Our data center operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center and cloud computing provider facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our third-party data centers and cloud service provider facilities were to experience a major power outage, we or they would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a significant disruption of our business. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. We also may incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers and equipment that we or the third parties with whom we work use. Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.
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

Further, our leases and other agreements with data centers and cloud computing providers expire at various times, and the owners of our data center facilities and cloud computing providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all, which exposes us to the potential for significant cost increases. Additionally, certain of our data center and cloud computing provider agreements may be terminable for convenience by the counterparty. If services are interrupted at any of these facilities or providers, such agreements are terminated, or we are unable to renew these agreements on commercially reasonable terms or at all, or if one of our data center or cloud computing providers is acquired or encounters financial difficulties, including bankruptcy, we may be required to transfer our data, servers and other infrastructure to new data centers and cloud computing providers, and we may incur significant costs and possible service interruptions in connection with doing so. In addition, if we do not accurately plan for our data center and cloud computing capacity requirements and we experience significant strains on our data center and cloud computing capacity, we may experience delays and additional expenses in arranging new data center and cloud computing arrangements, and our customers could experience service outages that may subject us to financial liabilities due to, for example, breach of Service Level Agreements (SLAs) or other commitments, result in customer losses and dissatisfaction, and materially adversely affect our business, operating results and financial condition.
If we are not able to effectively develop platform enhancements, introduce new products or keep pace with technological developments, our business, results of operations and financial condition could be adversely affected.
Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, and may have interoperability difficulties with our Unified-CXM platform or other products. Furthermore, while we generally expect that enhancements and improvements to our products will attract new customers, certain of our customer agreements restrict our ability to materially change the features and functionality of our products or may obligate us to specific configurations or requirements, including in some cases, prohibiting the use of AI or generative AI in our products, which could result in violations of those customer agreements, or increased operational difficulties and costs due to our need to deploy different version of our products to different customers, i.e., enable or disable certain features, or failure of such customers to renew their agreements (and therefore, loss in revenue from such customers) as a result of our new products, features, and functionality. We have in the past experienced, and may in the future experience, delays in our planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We also have invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our Unified-CXM platform. If we are unable to successfully develop, release, acquire or integrate new products, features and functionality, or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, or if a customer is not satisfied with the quality of work performed by us or with the technical support services rendered, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, or make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction in our revenues, an increase in our provision for credit losses or in collection cycles for accounts receivable or could cause us to incur the risk or expense of litigation.
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
We use AI tools in our business operations for internal and external uses. Specifically, our employees and personnel may use AI technologies to support their work and our internal business operations, including for example, to generate source code used in our products and systems. Output from generative AI may infringe on third-party intellectual property rights without us being aware. Moreover, advanced AI tools, which may produce content indistinguishable from that generated by humans, have a number of benefits, risks, and liabilities, some still unknown. Recent decisions of governmental entities and courts (such as the U.S. Copyright Office, U.S. Patent and Trademark Office, and U.S. Court of Appeals for the Federal Circuit) interpret U.S. copyright and patent law as limited to protecting works and inventions created by human authors and inventors, respectively. We are therefore unlikely to be able to obtain U.S. copyright or patent protection for works or inventions wholly created by a generative AI tool, and our ability to obtain U.S. copyright and patent protection for source code, text, images, inventions, or other materials, which are developed with some use of AI tools, such as generative AI, may be limited, if available at all. Likewise, the availability of intellectual property protections in other countries is similarly unclear. Additionally, our use of third-party generative AI tools to develop source code, text, images, inventions, or other materials may expose us to greater risks than utilizing contracted human developers, as third-party generative AI vendors may not provide warranties or indemnities with respect to the output generated by such generative AI tools, and generative AI tools may also provide output that appears correct but is erroneous. Furthermore, some generative AI tools may be offered under terms that do not protect the confidentiality of the prompts or inputs that users submit to such tools and may use prompts or inputs to train shared AI models, potentially resulting in third-party users receiving outputs containing information from prompts or inputs (including confidential, competitive, proprietary, or personal data) that we submitted to the tool.
Our use of generative AI tools to generate code also may present additional security risks because the generated source code may contain security vulnerabilities. Additionally, the vendors of these generative AI tools may fail to comply with their contractual obligations to us regarding the confidentiality or security of any data or other inputs provided to such vendor or outputs generated by their generative AI tools. Our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of third-party generative AI tools or AI technologies generally.
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
Uncertainty in the legal regulatory regime relating to AI, as well as variation on AI regulations from jurisdiction to jurisdiction, may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws, the nature of which cannot be determined at this time as they continue to rapidly evolve and solidify. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted or are considering laws or guidelines governing the development and use of AI, such as the EU’s Artificial Intelligence Act (“EU AI Act”) and Colorado’s Artificial Intelligence Act. For example, the EU AI Act imposes a number of obligations on various parties related to the development and use of certain AI-based systems, and additional jurisdictions are beginning to adopt or prepare for adoption of similar laws. These laws may be more restrictive than the EU AI Act and may render the use of such technologies challenging. While we aim to develop and use AI responsibly by attempting to identify and mitigate any issues associated with fairness, bias, transparency, or ethical or legal use of AI, we may be unsuccessful in identifying or resolving such issues. Further, use of our AI systems for unintended or improper use cases by customer users may alter the associated legal obligations upon Sprinklr, without our knowledge. We may not be able to detect, mitigate and remediate such misuse, and limitations of liability in contracts may be inadequate to address legal liability, fines, penalties and other regulatory actions resulting from such misuse. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with AI, particularly training AI using personal data. These obligations may make it harder for us to conduct our business using AI, develop innovative AI models and create potential for regulatory fines or penalties, require us to change our business practices, retrain our AI, prevent or limit our creation and use of AI or generative AI, or delete or require us to disgorge certain algorithms. For example, the U.S. Federal Trade Commission has required other companies to turn over or delete or disgorge valuable insights or trainings generated through the use of AI, or the AI models or algorithms themselves, where they allege the company has violated privacy and consumer protection laws.
Our use of AI and generative AI technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits if we do not use (or are perceived to not use) it in accordance with our internal and external policies and governance, or applicable laws and other obligations, including contractual obligations to our customers. However, if we cannot use AI or generative AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Further, intellectual property ownership and liability for violation of terms of use, open-source license obligations, infringement or misappropriation of intellectual property and violation of privacy or publicity rights are issues arising from the use of AI technologies that legislators are still attempting to establish and with which courts are still grappling. In addition, access to data from third-party sources, including public sources and data suppliers, may become more restricted in the future, which could negatively impact our development and deployment of products, including AI technologies, that rely on such data for training or operation. Therefore, the use of AI technologies in connection with our products or operations may impact our business model or result in the inability to establish ownership of intellectual property or exposure to claims relating to the foregoing.

Our business and growth depend in part on the success of our strategic relationships with third parties, as well as on the continued availability and quality of feedback data from third parties over whom we do not have control.
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business, including technology companies whose products integrate with ours. Failure of any of these technology companies to maintain, support or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technologies or products, or errors in our implementation or maintenance of those technologies in our Unified-CXM platform could adversely affect our relationships with our customers, damage our brand and reputation and result in delays or difficulties in our ability to provide our Unified-CXM platform. For example, we rely on third parties to support certain components of our communication and voice services. Failure of any of these third-party providers to provide their services or to meet contractual service level commitments, or if they materially increase the cost of their services, for any reason, could adversely affect our relationships with our customers, lead to increases in the prices we are charged and therefore potentially the prices our customers pay for our products and services, damage our brand and reputation and result in delays or difficulties in our ability to provide certain services. We also rely on the availability and accuracy of various forms of client feedback and input data, including data solicited via survey or based on data sources across modern channels, and any changes in the availability or accuracy of such data could adversely impact our business and results of operations and harm our reputation and brand.
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
During the three months ended April 30, 2025, approximately 43% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.
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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of April 30, 2025, we owned 38 U.S. issued patents and 10 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
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
We are, and may become in the future, subject to securities class actions, derivative suits or other securities-related legal actions. For example, in August 2024, a putative securities class action was filed against us and certain of our officers alleging violations of the federal securities laws for allegedly making false and misleading statements. On March 18, 2025, March 26, 2025, and April 30, 2025, three stockholder derivative actions were filed, purporting to bring claims on behalf of the Company against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties, among other claims, in relation to substantially the same factual allegations as those made in the securities class action.
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
We seek to maintain the integrity and availability of our products and confidentiality of our confidential information through certain controls, such as business continuity and disaster recovery plans, redundant designs of operational systems and processes, internal corporate governance, training and availability of key employees, contractual and technical assurances by our third-party service providers to maintain their services to us, regular tests and audits of critical systems and plans, capacity planning for current and future system and process needs, enterprise risk management, and periodic review of our plans. Notwithstanding these efforts, we cannot ensure that our systems or those of the third parties with whom we work are not or will not be vulnerable to disruptions from natural or man-made disasters or other security incidents. We are exposed to threats and resulting risks that may result in a significant disruption of our ability to deliver our products to our customers.

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
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and conduct other activities with (which we collectively refer to as “process”) proprietary and confidential data, including personal data, intellectual property, and trade secrets, of ours or our customers (collectively, “confidential information”). Additionally, our customers can utilize our Unified-CXM platform to process confidential information or personal data relating to their employees, customers, partners, and other individuals. Our data processing activities subject us to numerous global data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of confidential information by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (such as Section 5 of the Federal Trade Commission Act), and other laws, including wiretapping laws. For example, some privacy laws and other obligations require us or our customers to obtain consent to process personal data in certain circumstances. Some of our data processing practices may be subject to challenges or lawsuits under data privacy and communication laws, including, for example, under wiretapping laws, if we share customer information with third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. In addition, we must comply with the FCC’s regulations that require us to protect private customer information about their use of telecommunications services, known as customer proprietary network information. Our, or the third parties with whom we work, inability or failure to adhere to applicable requirements could result in adverse consequences, including class action litigation, mass arbitration demands and statutory fines for noncompliance. In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making, which, even if not directly applicable to Sprinklr as a data processor, may be applicable to our customers. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, under the California Consumer Privacy Act of 2018 (“CCPA”), noncompliance carries fines and also allows for a private right of action for certain data breaches. These laws, as well as other laws or regulations relating to data privacy and security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, may result in further uncertainty with respect to data privacy and security issues and will require us to incur additional resource, costs and expenses in an effort to comply. The enactment of various laws has prompted similar legislative developments in other states, which has created a patchwork of overlapping nuanced state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to personal data than federal, foreign or other state laws, which complicate compliance efforts. The federal government is also still considering comprehensive privacy legislation.
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

Europe and other jurisdictions have proposed or enacted laws requiring data to be localized in some limited circumstances or limiting the transfer of personal data to other countries. In addition, some customers have internal policy requirements which may differ from, or be more burdensome than, applicable regulations. For example, European and other data protection laws, including the GDPR, place some restrictions on the ability of companies to freely transfer personal data to countries deemed to be inadequate for privacy purposes, and there are fairly rigorous restrictions regarding transfers of personal data from China. Other jurisdictions may also adopt stringent data localization and cross-border data transfer requirements and, in many circumstances, these may be requirements outside of the scope of privacy law, including industry-specific or national security requirements. With respect to data transfers under the GDPR, although there are currently various mechanisms that may be used to enable the transfer of personal data from the European Economic Area (“EEA”) and UK to the United States in compliance with the law, such as the EU-US Data Privacy Framework and the UK extension thereto (to which we are an active participant) and the EU’s standard contractual clauses, these mechanisms continue to be subject to legal challenges, and there is no continued assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other countries with “inadequate” data protection regimes without the potential for future challenge. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions outside of the origin territory, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the prohibition on further transfers (including remote access by employees in support teams in certain regions), the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.
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
Even with processes designed to assess the third parties with whom we work, we may not have sufficient knowledge about the locations where such third parties process personal data, the types of data transfers in scope for their processing, how that data is processed, or what data is processed or secured, which may impact the commitments we can make to our customers. Additionally, if the third parties with whom we work, including our vendors or third-party service providers, violate applicable laws, rules or regulations, or the terms of our commercial agreements with those third parties or our policies, such violations may put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or the third parties with whom we work to comply with our data privacy or security obligations to customers or other third parties, or any of our other legal obligations relating to data privacy or security, may result in governmental investigations or inquiries (which have occurred in the past and may occur in the future), enforcement actions, litigation and mass arbitration demands, disputes or other claims, indemnification requests, restrictions on providing our services, claims or public statements against us by privacy advocacy groups or others, adverse press and widespread negative publicity, reputational damage, significant liability or fines and the loss of the trust of our customers, any of which could have a material adverse effect on our business, results of operations and financial condition.
The cost of compliance with, and other burdens imposed by, laws, rules, regulations and other obligations relating to data privacy and security applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process personal data from their employees, customers and partners, which could limit the use, effectiveness and adoption of our Unified-CXM platform and reduce overall demand. Furthermore, the uncertain and shifting regulatory environment, as well as changes in consumer expectations concerning data privacy, may cause concerns regarding data privacy and may cause our data vendors, customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption, effectiveness or use of our applications.
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
Our remote workforce poses increased risks to our information technology systems and data as more of our employees utilize network connections, computers, and devices outside our premises or network, including while working from home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may also discover security issues that were not identified during due diligence of such acquired or integrated entities, and it may be difficult to integrate other companies into our information technology environment and security program.
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

Additionally, the reliability and continuous availability of our platform and services is critical to our success. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware, software, and products, and those of the third parties with whom we work). However, our information systems may contain errors, defects, security vulnerabilities, or software bugs, some of which may be difficult to detect and correct, and some of these may pose a significant risk to our business and ability to provide our products and services, at any point in the product lifecycle, including when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. We have not always been able in the past and may be unable in the future to detect and remediate all such vulnerabilities in our information systems including on a timely basis, and sometimes customer permission to remediate certain vulnerabilities may be required, which could result in further delays in timely remediation. Despite our efforts to identify and remediate vulnerabilities and related unauthorized access in our information technology systems (including our products), our efforts may not be successful. Further, in some cases, these vulnerabilities may require immediate attention, but we may still experience delays in developing and deploying remedial measures designed to address any such vulnerabilities. Even if we have issued or otherwise made patches or information for vulnerabilities in our information systems, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident.
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
Our data privacy and security obligations under certain applicable laws and our customer agreements require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and confidential information. We have in the past and may in the future fail, or be perceived to have failed, in implementing these privacy and security obligations. Such actual or perceived non-compliance by us or the third parties with whom we work could result in adverse consequences. In addition, we operate our products for the benefit of our customers who have certain documented responsibilities to maintain certain security controls, such as provisioning and deprovisioning users, in their respective environments without oversight or control by us. Our customers are responsible for using, configuring and otherwise implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. In certain cases, our customers may reject, weaken or incorrectly configure security controls provided by us to maintain the security of their environments, resulting in a loss of confidentiality or integrity of such customer’s data or processes. Such an event also may result in a compromise to our information technology systems or a security incident, or public disclosures and negative publicity for us and such customer, which may have a negative impact on our ability to achieve our corporate goals and could adversely affect our business, reputation, results of operations and financial condition. Such an event may also result in a compromise to our information technology systems or a security incident.
Applicable data privacy and security obligations, both legally and contractually, may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such notifications are costly, and the notifications or the failure to comply with such requirements could lead to adverse consequences, including breach of contract or applicable legislation. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); regulatory investigations or requests for information; additional reporting requirements and/or oversight; restrictions on processing confidential information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our Unified-CXM platform, deter new customers from using our Unified-CXM platform, and negatively impact our ability to grow and operate our business. Additionally, we may make statements that describe our efforts to respond to, mitigate and/or remediate security incidents. Although we endeavor to be as accurate as possible in our statements, we may at times fail to do so or be alleged to have failed to do so. Our statements related to our response to security incidents can subject us to potential government or legal action if they are found to be deceptive, misleading, or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, we may face litigation, disputes, claims, investigations, inquiries or other proceedings including, without limitation, by the U.S. Federal Trade Commission and federal, state and foreign regulators, which could adversely affect our business, reputation, results of operations and financial condition.

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
Furthermore, an increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. The Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state based on “economic nexus.” In response to Wayfair, or for other reasons, states or local governments have adopted and begun to enforce, and other states or local governments may adopt, or begin to enforce, laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. Similarly, many non-U.S. jurisdictions have considered or adopted laws that impose VAT, digital service, or similar taxes, on companies despite not having a physical presence in the non-U.S. jurisdiction.
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
Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws, tax treaties or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations and cash flows. For example, the IRA, enacts a minimum tax equal to 15 percent of the adjusted financial statement income of certain large U.S. corporations, as well as a one percent excise tax on stock repurchases imposed on public corporations making such repurchases. It is possible that the IRA could increase our tax liability.

Additionally, our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase as a result of international tax developments, including the implementation of the Two-Pillar framework led by the Organization for Economic Co-operation and Development (“OECD”). This framework involves the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as “Pillar One”) and the imposition of a minimum effective corporate tax rate (referred to as “Pillar Two”). A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on our understanding of the applicable minimum revenue thresholds and applicable safe harbor and transitional rules, we expect that we do not currently fall within the scope of either Pillar One or Pillar Two rules. However, we anticipate that we may become subject to the Pillar Two rules in the foreseeable future, which could increase our overall tax obligations and result in additional material compliance costs. We are monitoring developments and evaluating the potential impact of the Pillar Two rules on our tax obligations, including our effective tax rate.
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
•regulatory or political developments in the United States, foreign countries or both;
•general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of public health crises, fluctuations in inflation or interest rates, the imposition of tariffs in the U.S. and abroad or geographical tensions and wars, such as the Russia-Ukraine war and the Israel-Hamas war (including any escalation or geopolitical expansion of these conflicts); and
•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of April 30, 2025 beneficially held approximately 45.0% of our outstanding capital stock, but controlled approximately 89.1% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.
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
As of April 30, 2025, our directors, executive officers and their respective affiliates beneficially owned, in the aggregate, approximately 98.5% of our Class B common stock, and controlled approximately 89.5% of the voting power of our outstanding capital stock. As a result, our directors, executive officers and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction.
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
Our board of directors has approved a share repurchase program to repurchase up to $150 million of our Class A common stock through June 30, 2026 in open market purchases at prevailing market prices or in negotiated transactions off the market, including, without limitation, accelerated share repurchase transactions, collared accelerated share repurchase transactions, volume weighted average purchase prepaid forward transactions and similar arrangements (the “2025 Share Repurchase Program”). Although our board of directors has authorized the 2025 Share Repurchase Program, it does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2025 Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The 2025 Share Repurchase Program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, the 2025 Share Repurchase Program could diminish our cash and cash equivalents and marketable securities.
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
Our business depends to a significant extent on the overall demand for enterprise cloud software products and on the economic health of our current and prospective customers. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, fluctuations in inflation and interest rates and uncertainty about economic stability.

The Russia-Ukraine war and the Israel-Hamas wars and related regional tensions have added to the extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, fluctuations in inflation, the imposition of tariffs in the U.S. and abroad, and other macroeconomic pressures in the U.S. and globally could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. If the equity and credit markets continue to deteriorate, including as a result of bank closures, public health crises, political unrest, war or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions, whether driven by trade tensions, political disagreements, or regulatory concerns, may make customers and governments more hesitant to adopt solutions offered by U.S.-based providers. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, or the introduction of trade barriers applicable to digital services, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors. Ongoing tariff and macroeconomic uncertainty may also contribute to volatility in the price of our Class A common stock.
In addition, to the extent that these weak economic conditions cause our existing customers or potential customers to reduce their budget for Unified-CXM solutions or to perceive spending on such systems as discretionary, demand for our Unified-CXM platform may be adversely affected. Moreover, general economic weakness may lead to longer collection cycles for payments due from our customers, an increase in customer bad debt and restructuring initiatives and associated expenses, and customers and potential customers may require financial concessions, all of which would limit our ability to grow our business and adversely affect our business, results of operations and financial condition.
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

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Manish Sarin, Chief Financial Officer	Adoption	March 20, 2025	X		380,284(1)	December 31, 2025
Jacob Scott, General Counsel & Corporate Secretary	Adoption	March 21, 2025	X		113,665(2)	December 31, 2025
Scott Harvey, Chief Customer Officer	Adoption	March 27, 2025	X		339,859(3)	March 31, 2026
Arunkumar Pattabhiraman, Chief Marketing Officer	Adoption	March 27, 2025	X		295,491(4)	March 26, 2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) Includes up to 217,083 shares subject to restricted stock units (“RSUs”) previously granted to Mr. Sarin that will vest and be released to Mr. Sarin on or prior to December 15, 2025. The actual number of shares underlying such RSUs that will be released to Mr. Sarin and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

(2) The actual number of shares to be sold under the Rule 10b5-1 trading arrangement will be determined, in part, based on a cap on the net proceeds from their sale and is not determinable at this time.

(3) Includes up to 218,802 shares subject to RSUs previously granted to Mr. Harvey that will vest and be released to Mr. Harvey on or prior to March 15, 2026. The actual number of shares underlying such RSUs that will be released to Mr. Harvey and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

(4) Includes up to 211,746 shares subject to RSUs previously granted to Mr. Pattabhiraman that will vest and be released to Mr. Pattabhiraman on or prior to March 15, 2026. The actual number of shares underlying such RSUs that will be released to Mr. Pattabhiraman and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

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

10.1#
Transition, Separation and Release of Claims Agreement, by and between the Registrant and Diane Adams, dated February 10, 2025 (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 001-40528), filed with the SEC on March 21, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page formatted as inline XBRL and contained in Exhibits 101.
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
Sprinklr, Inc.

Date: June 5, 2025	By:	/s/ Manish Sarin
Manish Sarin
Chief Financial Officer
(Principal Financial Officer)

Date: June 5, 2025	By:	/s/ Marlise Ricci
Marlise Ricci
Chief Accounting Officer
(Principal Accounting Officer)