Form 10-Q
period 2025-07-31
Sprinklr, Inc.
filed 2025-09-04
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 31, 2025, the registrant had 142,422,232 shares of Class A common stock and 101,694,940 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	July 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$125,365	$145,270
Marketable securities	348,626	338,189
Accounts receivable, net of allowance of $9.1 million and $8.1 million, respectively	202,473	285,656
Prepaid expenses and other current assets	90,712	84,982
Total current assets	767,176	854,097
Property and equipment, net	31,599	31,591
Goodwill and other intangible assets	50,155	49,957
Operating lease right-of-use assets	44,318	44,626
Deferred tax asset, non-current	80,695	90,369
Other non-current assets	112,170	113,559
Total assets	$1,086,113	$1,184,199

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$28,260	$27,353
Accrued expenses and other current liabilities	62,210	79,285
Operating lease liabilities, current	8,395	7,462
Deferred revenue	395,059	403,483
Total current liabilities	493,924	517,583
Deferred revenue, non-current	2,020	6,276
Operating lease liabilities, non-current	39,817	41,243
Other liabilities, non-current	6,915	7,034
Total liabilities	542,676	572,136
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 143,373,022 and 139,163,819 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	4	4
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 101,728,583 and 116,278,936 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively	3	4
Treasury stock, at cost, 14,130,784 shares as of July 31, 2025 and January 31, 2025	(23,831)	(23,831)
Additional paid-in capital	1,328,449	1,268,920
Accumulated other comprehensive loss	(4,742)	(6,969)
Accumulated deficit	(756,446)	(626,065)
Total stockholders’ equity	543,437	612,063
Total liabilities and stockholders’ equity	$1,086,113	$1,184,199
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue:
Subscription	$188,473	$177,859	$372,600	$355,222
Professional services	23,567	19,349	44,940	37,944
Total revenue	212,040	197,208	417,540	393,166
Costs of revenue:
Costs of subscription	43,177	34,306	85,363	66,876
Costs of professional services	24,261	19,661	44,706	38,216
Total costs of revenue	67,438	53,967	130,069	105,092
Gross profit	144,602	143,241	287,471	288,074
Operating expense:
Research and development	23,162	23,226	45,973	45,765
Sales and marketing	70,583	77,490	141,654	164,974
General and administrative	35,569	38,782	69,998	67,883
Restructuring	(984)	3,830	15,329	3,830
Total operating expense	128,330	143,328	272,954	282,452
Operating income (loss)	16,272	(87)	14,517	5,622
Other income, net	7,469	6,414	14,399	13,914
Income before provision for income taxes	23,741	6,327	28,916	19,536
Provision for income taxes	11,126	4,486	17,869	7,061
Net income	$12,615	$1,841	$11,047	$12,475
Net income per share, basic	$0.05	$0.01	$0.04	$0.05
Weighted average shares used in computing net income per share, basic	254,391	260,830	255,501	266,187
Net income per share, diluted	$0.05	$0.01	$0.04	$0.04
Weighted average shares used in computing net income per share, diluted	263,201	271,934	264,442	279,695
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net income	$12,615	$1,841	$11,047	$12,475
Foreign currency translation adjustments	(1,970)	652	2,425	58
Unrealized (losses) gains on investments, net of tax	(120)	321	(198)	(473)
Total comprehensive income, net of tax	$10,525	$2,814	$13,274	$12,060
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at April 30, 2025	257,899	$8	$1,293,880	14,131	$(23,831)	$(2,652)	$(627,633)	$639,772
Stock-based compensation - equity classified awards	—	—	21,692	—	—	—	—	21,692
Exercise of stock options and vesting of restricted stock units	3,286	—	10,092	—	—	—	—	10,092
Issuance of common shares upon ESPP purchases	412	—	2,785	—	—	—	—	2,785
Common stock repurchased, including accrued excise tax	(16,495)	(1)	—	—	—	—	(141,428)	(141,429)
Other comprehensive loss	—	—	—	—	—	(2,090)	—	(2,090)
Net income	—	—	—	—	—	—	12,615	12,615
Balance at July 31, 2025	245,102	$7	$1,328,449	14,131	$(23,831)	$(4,742)	$(756,446)	$543,437

Balance at April 30, 2024	268,114	$8	$1,205,948	14,131	$(23,831)	$(5,224)	$(565,970)	$610,931
Stock-based compensation - equity classified awards	—	—	15,473	—	—	—	—	15,473
Exercise of stock options and vesting of restricted stock units	1,917	—	7,593	—	—	—	—	7,593
Issuance of common shares upon ESPP purchases	454	—	3,403	—	—	—	—	3,403
Common stock repurchased, including accrued excise tax	(17,119)	—	—	—	—	—	(171,247)	(171,247)
Other comprehensive income	—	—	—	—	—	973	—	973
Net income	—	—	—	—	—	—	1,841	1,841
Balance at July 31, 2024	253,366	$8	$1,232,417	14,131	$(23,831)	$(4,251)	$(735,376)	$468,967
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2025	255,443	$8	$1,268,920	14,131	$(23,831)	$(6,969)	$(626,065)	$612,063
Stock-based compensation - equity classified awards	—	—	43,805	—	—	—	—	43,805
Exercise of stock options and vesting of restricted stock units	5,742	—	12,939	—	—	—	—	12,939
Issuance of common shares upon ESPP purchases	412	—	2,785	—	—	—	—	2,785
Common stock repurchased, including accrued excise tax	(16,495)	(1)	—	—	—	—	(141,428)	(141,429)
Other comprehensive income	—	—	—	—	—	2,227	—	2,227
Net income	—	—	—	—	—	—	11,047	11,047
Balance at July 31, 2025	245,102	$7	$1,328,449	14,131	$(23,831)	$(4,742)	$(756,446)	$543,437

Balance at January 31, 2024	273,265	$8	$1,182,150	14,131	$(23,831)	$(3,836)	$(474,787)	$679,704
Stock-based compensation - equity classified awards	—	—	29,629	—	—	—	—	29,629
Exercise of stock options and vesting of restricted stock units	5,106	—	17,235	—	—	—	—	17,235
Issuance of common shares upon ESPP purchases	455	—	3,403	—	—	—	—	3,403
Common stock repurchased, including accrued excise tax	(25,460)	—	—	—	—	—	(273,064)	(273,064)
Other comprehensive loss	—	—	—	—	—	(415)	—	(415)
Net income	—	—	—	—	—	—	12,475	12,475
Balance at July 31, 2024	253,366	$8	$1,232,417	14,131	$(23,831)	$(4,251)	$(735,376)	$468,967
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2025	2024
Cash flow from operating activities:
Net income	$11,047	$12,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,348	9,118
Provision for credit losses	2,468	11,103
Stock-based compensation, net of amounts capitalized	42,584	28,947
Non-cash lease expense	3,914	4,164
Deferred income taxes	9,822	(40)
Net amortization/accretion on marketable securities	(3,587)	(7,436)
Other non-cash items, net	31	216
Changes in operating assets and liabilities:
Accounts receivable	80,987	67,292
Prepaid expenses and other current assets	(6,330)	(15,289)
Other non-current assets	2,499	(1,473)
Accounts payable	609	(9,268)
Operating lease liabilities	(4,024)	(2,665)
Accrued expenses and other current liabilities	(17,477)	(26,683)
Deferred revenue	(13,186)	(7,858)
Other liabilities	(138)	431
Net cash provided by operating activities	118,567	63,034
Cash flow from investing activities:
Purchases of marketable securities	(269,697)	(136,136)
Proceeds from sales and maturities of marketable securities	262,629	292,298
Purchases of property and equipment	(654)	(4,028)
Capitalized internal-use software	(7,459)	(6,291)
Purchases of intangibles	(262)	—
Net cash (used in) provided by investing activities	(15,443)	145,843
Cash flow from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	12,939	17,235
Proceeds from issuance of common stock upon ESPP purchases	2,785	3,403
Payments for repurchase of Class A common shares and related excise tax	(140,845)	(273,873)
Net cash used in financing activities	(125,121)	(253,235)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	2,295	(1,247)
Net change in cash, cash equivalents and restricted cash	(19,702)	(45,605)
Cash, cash equivalents and restricted cash at beginning of period	153,533	172,429
Cash, cash equivalents and restricted cash at end of period	$133,831	$126,824

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$10,222	$3,646

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,023	$21,439
Accrued purchases of property and equipment	$83	$1,146
Stock-based compensation expense capitalized in internal-use software	$1,305	$1,182
Accrued for share repurchases and related excise tax	$2,493	$2,086
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
The Company was incorporated in Delaware in 2011 and is headquartered in New York, New York, USA with 21 operating subsidiaries globally.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2025, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2025 are not necessarily indicative of the results to be expected for the year ending January 31, 2026 or for any other interim period or for any other future year. Certain prior quarterly and annual amounts have been reclassified to conform to the current period presentation.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows:

(in thousands)	July 31, 2025	January 31, 2025
Cash and cash equivalents	$125,365	$145,270
Restricted cash included in prepaid expenses and other current assets (1)	923	1,705
Restricted cash included in other non-current assets (1)	7,543	6,558
Total cash, cash equivalents and restricted cash	$133,831	$153,533
(1) Consists primarily of collateral for letters of credit issued in lieu of deposits on certain leases and customer contracts.
Accounts Receivable and Allowance
Changes in the allowance account for the periods presented were as follows:

	Six Months Ended July 31,
(in thousands)	2025	2024
Allowance, beginning of period	$8,059	$5,267
Write-offs of uncollectible accounts, net	(1,446)	(3,518)
Provision for expected credit losses	2,468	10,743
Allowance, end of period	$9,081	$12,492
Concentration of Risk and Significant Customers
The Company’s financial instruments that are potentially subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits generally exceed federally insured limits.
To manage credit risk related to accounts receivable, the Company maintains an allowance for credit losses, which consists of general and specific reserves. The Company determines its allowance for the general reserve by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The specific reserves are determined by considering customers’ specific credit risk, macroeconomic trends and any other factors that could impact the collectability of receivables. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors, including customers’ credit risk and historical loss experience. The Company’s accounts receivable at July 31, 2025 are derived from invoiced customers located primarily in North America, Asia (which includes the Middle East) and Europe.
No single customer accounted for more than 10% of total revenue during the three and six months ended July 31, 2025 and 2024.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), introducing a practical expedient whereby when developing reasonable and supportable forecasts as part of estimating expected credit losses, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for the Company’s annual period beginning fiscal year 2027, on a prospective basis and early adoption is permitted. The Company is currently evaluating the impact ASU 2025-05 will have on its consolidated financial statements and disclosures within its consolidated financial statements.
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
Costs to Obtain Customer Contracts
Costs to obtain customer contracts, including commissions earned, that are considered incremental and recoverable are capitalized and amortized on a straight-line basis over the anticipated period of benefit. The Company determines the period of benefit by taking into consideration the length of its customer contracts, customer relationship period, technology lifecycle, and other factors. The Company currently estimates the period of benefit for which costs are amortized over five years. Sales commissions paid for renewals are not commensurate with commissions paid on the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Amortization expense is recorded in sales and marketing expense within the Company’s condensed consolidated statement of operations.
Capitalized costs to obtain customer contracts as of July 31, 2025 were $149.7 million, of which $49.0 million is included in prepaid expenses and other current assets and $100.7 million within other non-current assets. Capitalized costs to obtain customer contracts as of January 31, 2025 were $141.6 million, of which $39.4 million is included in prepaid expenses and other current assets and $102.2 million within other non-current assets.
During the three months ended July 31, 2025 and 2024, the Company amortized $13.0 million and $11.8 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense. During the six months ended July 31, 2025 and 2024, the Company amortized $25.0 million and $23.8 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
Deferred Revenue
Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. The Company recognized revenue of $245.3 million for the six months ended July 31, 2025 that was included in the deferred revenue balances at the beginning of the period.
The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. At July 31, 2025 and January 31, 2025, contract assets were $4.3 million and $1.9 million, respectively, and were included in prepaid expenses and other current assets.
Remaining Performance Obligation
Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. As of July 31, 2025, the Company’s RPO was $923.8 million, approximately $597.1 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Americas	$110,207	$115,377	$227,794	$230,645
EMEA	81,651	67,194	153,687	133,105
Other	20,182	14,637	36,059	29,416
Total revenue	$212,040	$197,208	$417,540	$393,166
The United States was the only country that represented more than 10% of the Company’s revenues, comprising $103.3 million and $107.8 million during the three months ended July 31, 2025 and 2024, respectively, and $213.0 million and $214.8 million during the six months ended July 31, 2025 and 2024, respectively.
4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets:

	July 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$100,690	$17	$(59)	$100,648
Municipal bonds	3,351	—	(3)	3,348
U.S. government and agency securities	163,248	—	(104)	163,144
Certificates of deposit	27,508	4	(10)	27,502
Commercial paper	54,018	—	(34)	53,984
Marketable securities	$348,815	$21	$(210)	$348,626

	January 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$106,632	$48	$(26)	$106,654
Municipal bonds	12,752	—	(7)	12,745
U.S. government and agency securities	120,032	28	(52)	120,008
Certificates of deposit	34,584	27	—	34,611
Commercial paper	64,180	16	(25)	64,171
Marketable securities	$338,180	$119	$(110)	$338,189
As of July 31, 2025 and January 31, 2025, the maturities of available-for-sale marketable securities did not exceed 12 months. Interest income from cash and cash equivalents and marketable securities was $5.8 million and $10.9 million for the three and six months ended July 31, 2025, respectively, and $7.0 million and $15.3 million for the three and six months ended 2024, respectively.
There were 93 and 40 debt securities in an unrealized loss position as of July 31, 2025 and January 31, 2025, respectively. The estimated fair value of these debt securities, for which an allowance for credit losses has not been recorded, was $311.6 million and $140.0 million as of July 31, 2025 and January 31, 2025, respectively. There were no expected credit losses recorded against the Company’s investment securities as of July 31, 2025 and January 31, 2025.

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
5. Fair Value Measurements
The following table presents information about the Company’s financial assets that have been measured at fair value on a recurring basis as of July 31, 2025 and January 31, 2025, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	July 31, 2025			January 31, 2025
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash Equivalents:
Money market funds	$23,419	$—	$23,419	$57,158	$—	$57,158
Marketable Securities:
Corporate bonds	—	100,648	100,648	—	106,654	106,654
Municipal bonds	—	3,348	3,348	—	12,745	12,745
U.S. government and agency securities	—	163,144	163,144	—	120,008	120,008
Certificates of deposit	—	27,502	27,502	—	34,611	34,611
Commercial paper	—	53,984	53,984	—	64,171	64,171
Total financial assets	$23,419	$348,626	$372,045	$57,158	$338,189	$395,347
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
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. government and agency securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities, as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of July 31, 2025 and January 31, 2025, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of July 31, 2025, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of July 31, 2025 and January 31, 2025, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	July 31, 2025	January 31, 2025
Prepaid hosting and data costs	$7,099	$20,761
Prepaid software costs	10,373	10,251
Prepaid marketing	3,064	2,869
Capitalized commissions costs, current portion	48,959	39,353
Contract assets	4,286	1,860
Security deposits, short-term	1,371	1,519
Taxes recoverable	3,489	2,467
Restricted cash	923	1,705
Employee advances	4,921	3,345
Other	6,227	852
Prepaid expenses and other current assets	$90,712	$84,982
Depreciation and Amortization
Accumulated depreciation and amortization associated with fixed assets was $26.8 million and $24.8 million as of July 31, 2025 and January 31, 2025, respectively. Accumulated amortization associated with capitalized internal-use software was $49.7 million and $42.7 million as of July 31, 2025 and January 31, 2025, respectively.
Depreciation and amortization expense consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization expense	$1,156	$1,501	$2,414	$3,106
Amortization expense for capitalized internal-use software	$3,512	$3,109	$6,934	$6,012
The Company capitalized internal-use software costs, including stock-based compensation, of $5.1 million and $4.0 million for the three months ended July 31, 2025 and 2024, respectively, and $8.8 million and $7.5 million for the six months ended July 31, 2025 and 2024, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 31, 2025	January 31, 2025
Bonuses	$14,993	$20,463
Commissions	6,885	15,549
Employee liabilities (1)	13,097	15,994
Purchased media costs (2)	1,109	1,456
Accrued restructuring costs (3)	1,426	—
Accrued sales and use tax liability	7,097	6,505
Accrued income taxes	7,763	10,309
Accrued deferred contract credits	628	896
Vendor and travel costs payable	1,336	1,334
Professional services	1,016	1,030
Withholding taxes payable	1,459	910
Other	5,401	4,839
Accrued expenses and other current liabilities	$62,210	$79,285
(1) Includes $0.9 million and $1.0 million of accrued employee contributions under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) at July 31, 2025 and January 31, 2025, respectively.
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
7. Leases
The Company has leases for corporate offices under non-cancelable operating leases with various expiration dates. The Company did not have any finance leases during the three and six months ended July 31, 2025 and 2024.
The components of lease expense were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$3,048	$3,332	$6,031	$6,194
Variable lease cost	356	319	705	648
Short-term lease cost	118	121	234	263
Total lease cost	$3,522	$3,772	$6,970	$7,105
The weighted average remaining lease term and discount rate were as follows:

	July 31, 2025	January 31, 2025
Weighted average remaining lease term (years)	6.69	7.16
Weighted average discount rate	8.51%	8.70%

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, were as follows:

(in thousands)
Fiscal year ended January 31, 2026 (remaining six months)	$6,078
2027	11,321
2028	9,304
2029	7,888
2030	6,725
2031	6,204
Thereafter	16,490
Total minimum lease payments	64,010
Less: imputed interest	(15,798)
Total	$48,212
8. Commitments and Contingencies
Cash Collateral Agreements
In April 2023, the Company entered into cash collateral agreements with Silicon Valley Bank, a division of First Citizens Bank, in lieu of a letter of credit facility, which are associated with certain leases. Approximately $1.1 million and $1.3 million is outstanding on these cash collateral agreements as of July 31, 2025 and January 31, 2025, respectively, which the Company has classified within restricted cash. As of July 31, 2025 and January 31, 2025, nil and $0.7 million, respectively, of this restricted cash is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets. As of July 31, 2025 and January 31, 2025, $1.1 million and $0.6 million, respectively, is recorded within other non-current assets on the condensed consolidated balance sheets.
Starting in 2023, the Company has entered into cash collateral agreements with J.P. Morgan Bank in lieu of a letter of credit facility, through which approximately $7.3 million and $6.9 million is outstanding as of July 31, 2025 and January 31, 2025, respectively. As of July 31, 2025 and January 31, 2025, $0.9 million and $1.0 million, respectively, of this restricted cash is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets. As of July 31, 2025 and January 31, 2025, $6.4 million and $5.9 million, respectively, is recorded within other non-current assets on the condensed consolidated balance sheets.
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
On August 13, 2024, a putative securities class action (the “Securities Action”) was filed in the U.S. District Court for the Southern District of New York, captioned Boshart v. Sprinklr, Inc., et al., Case No. 1:24-cv-06132, naming the Company and certain of its officers as defendants. On November 22, 2024, the Court appointed a lead plaintiff for the putative class and changed the case title to In re Sprinklr, Inc. Securities Litigation. On January 24, 2025, the lead plaintiff filed an amended complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class comprised of those who purchased or otherwise acquired the Company’s securities between March 29, 2023 and June 5, 2024 (the “Class Period”). The amended complaint alleges that the defendants misled investors during the putative Class Period, including by failing to disclose risks associated with Sprinklr Service, one of its product suites, and that the Company was focusing resources on Sprinklr Service rather than other product suites, and primarily seeks compensatory damages for all affected members of the putative class. On March 17, 2025, the defendants moved to dismiss the amended complaint. Briefing on the motion to dismiss was completed on June 2, 2025 and the motion is currently pending before the Court. The Company intends to vigorously defend

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
against this lawsuit. Given the nature of the case, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the case or estimate the range of potential loss, if any.
On March 18, 2025, a stockholder derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Coffey v. Thomas, et al., Case No. 1:25-cv-02242 (the “Coffey Action”). On March 26, 2025, a second stockholder derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Figurella v. Thomas, et al., Case No. 1:25-cv-02513 (the “Figurella Action”), asserting claims substantially similar to those alleged in the Coffey Action. On April 29, 2025, the Coffey Action was voluntarily dismissed. On April 30, 2025, a third stockholder derivative action with filed in the U.S. District Court for the Southern District of New York, captioned Newman v. Thomas, et al., Case No. 1:25-cv-03591 (the “Newman Action”), asserting claims substantially similar to those alleged in the Coffey Action and Figurella Action. On May 2, 2025, the Court consolidated the Figurella Action and Newman Action under the caption In re Sprinklr, Inc. Derivative Litigation, Case No. 1:25-cv-02513, appointed co-lead counsel for plaintiffs, and ordered the parties to submit a proposal regarding further proceedings by July 1, 2025. On June 20, 2025, the Court entered an order granting the parties’ stipulation to stay the derivative action pending either (i) the dismissal of the Securities Action, (ii) the filing of defendants’ answer in the Securities Action, or (iii) in the event the parties no longer consent to the stay. The derivative complaints name the Company as a nominal defendant and purport to bring claims on behalf of the Company against certain of the Company’s current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties, among other claims, in relation to substantially the same factual allegations as those made in the Securities Action. The derivative complaints primarily seek to recover for the Company compensatory damages, restitution, and equitable relief in the form of certain corporate governance reforms.
Other Contractual Commitments
Other contractual commitments consist primarily of non-cancelable minimum guaranteed purchase commitments for various data, hosting and software services, which the Company may renew as part of the normal course of business. Refer to Note 7, Leases, for the detail of future lease payments that impact the Company’s cash requirements. There were no significant changes in the Company’s material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the 2025 10-K.
9. Stockholders’ Equity
On January 4, 2024, the Company announced that its board of directors had authorized and approved a share repurchase plan (the “2024 Share Repurchase Program”), which authorized the Company to periodically repurchase up to $100 million of its Class A common stock through December 31, 2024. On March 26, 2024 and June 3, 2024, the Company’s board of directors approved an additional $100 million of repurchases under the 2024 Share Repurchase Program, bringing the total amount authorized for purchase under the 2024 Share Repurchase Program to $300 million. During the second quarter of fiscal year 2025, the Company completed the full purchase authorization of $300 million under the 2024 Share Repurchase Program.
On June 4, 2025, the Company announced that its board of directors had authorized and approved a share repurchase plan (the “2025 Share Repurchase Program”), which authorized the Company to periodically repurchase up to $150 million of its Class A common stock through June 30, 2026.
All of the Company’s repurchases are subject to a one percent excise tax enacted by the Inflation Reduction Act of 2022 (the “IRA”). All of the shares repurchased under the repurchase plans have been returned to the Company’s authorized but unissued share reserve.
During the three and six months ended July 31, 2024, the Company repurchased 17,119,411 and 25,460,052 shares, respectively, of its Class A common stock for an aggregate cost of $169.8 million and $271.0 million, respectively, including commissions. The Company recorded excise taxes of $1.5 million and $2.1 million during the three and six months ended July 31, 2024, respectively, as part of the cost basis of shares acquired in its consolidated statement of stockholders’ equity.
During the three and six months ended July 31, 2025, the Company repurchased 16,494,694 shares of its Class A common stock for an aggregate cost of $140.4 million, including commissions. The Company recorded excise taxes of $1.0 million during each of the three and six months ended July 31, 2025 as part of the cost basis of shares acquired in its consolidated statement of stockholders’ equity. As of July 31, 2025, the remaining amount authorized for share repurchase under the 2025 Share Repurchase Program was $9.9 million. Between August 1, 2025 and August 7, 2025, the Company purchased an additional 1,121,854 shares of its Class A common stock for an aggregate cost of $9.9 million including commissions and completed the full purchase authorization of $150 million under the 2025 Share Repurchase Program.

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
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the six months ended July 31, 2025 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
	(in thousands)		(in years)
Outstanding as of January 31, 2025	18,572	$6.60	4.7
Exercised	(2,753)	4.70
Forfeited	(1,060)	10.97
Expired	(2)	1.71
Outstanding as of July 31, 2025	14,757	$6.64	4.6

Exercisable as of July 31, 2025	14,067	$6.35	4.4
Vested and expected to vest as of July 31, 2025	14,751	$6.64	4.6
Summary of Restricted Stock Unit Activity
A summary of the Company’s RSU activity for the six months ended July 31, 2025 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2025	14,750	$10.46
Granted	11,408	8.92
Released	(2,989)	11.72
Cancelled/forfeited	(2,509)	11.19
Outstanding as of July 31, 2025	20,660	$9.34

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Summary of Performance-Based Stock Units Activity
A summary of the Company’s PSU activity for the six months ended July 31, 2025 is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2025	2,918	$8.31
Granted	810	12.91
Cancelled/forfeited	(280)	8.06
Outstanding as of July 31, 2025	3,448	$9.41
As of July 31, 2025, the Company had 660,000 PSUs outstanding associated with a January 2021 grant (“2021 PSUs”). These awards vest over a five-year period if certain performance and market conditions are met. The performance condition was met in June 2021 and the market conditions have not yet been met as of July 31, 2025. If the market conditions are not met on or prior to January 28, 2026, the 2021 PSUs will not vest and will be subsequently cancelled.
From November 2024 through July 2025, the Company granted 2,947,019 PSUs to its executives (the “2024 and 2025 PSUs”). Seventy-five percent of the 2024 and 2025 PSUs are associated with a market condition relating to total shareholder return (“Market Condition PSUs”) and twenty-five percent of the 2024 and 2025 PSUs are associated with a performance condition relating to the achievement of an internal metric calculated based on revenue and non-GAAP operating income growth over an approximately three-year period (“Performance Condition PSUs”). Each of the Market Condition PSUs and Performance Condition PSUs will vest between zero and 200% depending on the achievement level of the market and performance conditions, respectively. If the market or performance conditions are not met by their respective achievement dates in fiscal year 2028, the associated awards will not vest and will be subsequently cancelled.
As of July 31, 2025, it was deemed probable that 100% of the performance conditions associated with the 2024 and 2025 PSUs will vest. As of July 31, 2025, the Company had 2,787,019 2024 and 2025 PSUs outstanding.
To determine the fair value of the 2024 and 2025 PSUs, the Company utilized a Monte Carlo simulation. The inputs included in the valuations were as follows:

Vest-term	Three years
Volatility	48.8% - 53.7%
Risk-free rate	3.91% - 4.22%
Fair value of common stock at grant date	$8.21 - $9.14
Dividend yield	0%
Expected term	Three years
Fair value valuation	$11.82 - $14.84

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Costs of subscription	$223	$327	$488	$610
Costs of professional services	726	364	1,118	681
Research and development	4,204	2,834	8,090	5,408
Sales and marketing	6,124	5,802	12,419	11,406
General and administrative	10,027	5,765	19,603	10,842
Restructuring	—	—	866	—
Stock-based compensation, net of amounts capitalized	21,304	15,092	42,584	28,947
Capitalized stock-based compensation	388	631	1,305	1,182
Total stock-based compensation	$21,692	$15,723	$43,889	$30,129
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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2025	2024	2025	2024
Net income per share – basic:
Numerator:
Net income	$12,615	$1,841	$11,047	$12,475
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	254,391	260,830	255,501	266,187
Net income per common share, basic	$0.05	$0.01	$0.04	$0.05
Net income per share – diluted:
Numerator:
Net income	$12,615	$1,841	$11,047	$12,475
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	254,391	260,830	255,501	266,187
Weighted-average effect of diluted securities:
Stock options	5,124	7,953	5,427	9,021
PSUs	1,822	—	1,927	—
RSUs	1,864	3,057	1,587	4,167
Common stock warrants	—	94	—	320
Weighted-average shares outstanding used in computing net income per share, diluted	263,201	271,934	264,442	279,695
Net income per common share, diluted	$0.05	$0.01	$0.04	$0.04

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as     follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Stock options	3,870	5,364	3,870	5,171
PSUs	697	780	697	780
RSUs	10,481	3,212	12,408	1,426
ESPP	121	84	121	92
Warrants to purchase common stock	2,500	—	2,500	—
Total shares excluded from net income per share	17,669	9,440	19,596	7,469
12. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended July 31, 2025 and 2024, the Company recorded an income tax provision of $11.1 million and $4.5 million, respectively. During the six months ended July 31, 2025 and 2024, the Company recorded an income tax provision of $17.9 million and $7.1 million, respectively.
During the three and six months ended July 31, 2025, the Company’s effective tax rate differed from the U.S. federal statutory tax rate primarily due to the impact of non-deductible items, stock-based compensation and foreign tax rate differential on non-U.S. income. During the three and six months ended July 31, 2025, the Company also recorded discrete income tax expense related to impacts of non-deductible stock-based compensation of $1.5 million and $4.5 million, respectively, and withholding tax of $1.9 million and $3.5 million, respectively. During the three and six months ended July 31, 2024, the Company’s effective tax rate differed from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets, partially offset by state taxes and the foreign tax rate differential on non-U.S. income.
The Company had a valuation allowance of $0.7 million as of July 31, 2025 and January 31, 2025. The Company monitors the realizability of its deferred tax assets taking into account all relevant factors at each reporting period. As of January 31, 2025, based on the relevant weight of positive and negative evidence, including cumulative taxable income over the past three years, which is objective and verifiable, and consideration of the Company’s expected future taxable earnings, the Company concluded that it is more likely than not that its U.S. federal and state deferred tax assets are realizable. As such, the Company released $87.1 million of its valuation allowance associated with the U.S. federal and state deferred tax assets during the year ended January 31, 2025.
The IRA was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a new one percent excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and other items. During both the three and six months ended July 31, 2025, the Company paid $1.9 million in excise taxes associated with the 2024 Share Repurchase Program. As of July 31, 2025, the Company has accrued $1.0 million of excise taxes associated with the 2025 Share Repurchase Program. At this time, none of the IRA tax provisions are expected to have a material impact to the Company’s fiscal year 2026 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IRA.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The OBBBA includes significant changes, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing, and the business interest expense limitation. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We currently are assessing the impact on our condensed consolidated financial statements, as well as our annual estimated effective tax rate. However, we do not expect the OBBBA to have a material impact.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
13. Restructuring Charges
In May 2024, the Company implemented an approved plan for restructuring its global workforce by approximately 3% to reduce operating costs and better align its workforce with the needs of its business. The majority of the associated costs, including severance and benefits, were incurred in the second quarter of fiscal year 2025. For the three and six months ended July 31, 2024, the Company incurred a total of $3.8 million in restructuring costs.
In February 2025, the Company implemented an approved plan for restructuring its global workforce by approximately 12% to help position the Company for long-term success by realigning employee costs with the current business and freeing up capital for incremental investments. The majority of the associated costs, including severance, benefits and the acceleration of equity awards, were incurred in the first half of fiscal 2026. For the three months ended July 31, 2025, the Company incurred a reversal of restructuring costs of $1.0 million. For the six months ended July 31, 2025, the Company incurred restructuring costs of $15.3 million, which includes stock-based compensation expense of $0.9 million.
Changes in the Company’s restructuring liability are set forth in the table below:

(in thousands)	2025	2024
Accrual at January 1	$—	$—
Restructuring charges	14,463	3,830
Cash Payments	(13,037)	(1,754)
Accrual at July 31	$1,426	$2,076
Restructuring liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet, the majority of which is expected to be paid in the second half of fiscal 2026.
14. Segment and Geographic Information
The Company’s operations consist of one operating and reportable segment reflecting the manner in which operations are managed and the criteria used by the CODM to evaluate performance, develop strategy, and allocate resources. The Company’s one segment provides enterprise cloud software products that enable organizations to do marketing, advertising, research, care, sales and engagement across modern channels including social, messaging, chat and text through its Unified Customer Experience Management software platform. The CODM makes operating performance assessments and resource allocation decisions on a global basis using net income, which is also reported on the consolidated statements of operations as “net income.” Our CODM uses net income to make operating decisions based on historical results and forecasts for future periods. The measure of segment assets is reported on its consolidated balance sheets as “total assets.” There is no expense or asset information that is supplemental to those disclosed in these consolidated financial statements that is regularly provided to the CODM. Other segment items included in consolidated net income are depreciation and amortization, interest income and provision for income taxes, which are included in the consolidated statements of operation or within other notes to these consolidated financial statements. The accounting policies of the Company’s reportable segment are the same as its consolidated accounting policies.
15. Related Party Transactions
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, the Company’s Founder and Chairman, in connection with the provision of digital training services to the Company’s employees and certain Sprinklr customers. The Company paid nil and approximately $0.1 million to Lyearn in connection with the digital training services provided to employees during the six months ended July 31, 2025 and 2024, respectively. There were no payments in connection with the digital training services provided to employees during each of the three months ended July 31, 2025 and 2024.
The Company paid approximately $0.1 million to Lyearn in connection with the digital training services provided to a customer during each of the three and six months ended July 31, 2025 and 2024.
The Company recognized expenses of $0.1 million during each of the three and six months ended July 31, 2025 and 2024 related to the arrangements. As of both July 31, 2025 and January 31, 2025, the Company had outstanding payables of $0.1 million related to the arrangements.
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
Certain prior quarterly and annual amounts have been reclassified to conform to the current period presentation.
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
Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 80 countries, and our AI-based CXM platform recognizes over 150 languages. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of July 31, 2025, we had 149 large customers, compared to 145 as of July 31, 2024.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. As of July 31, 2025, our RPO expected to be recognized as revenue was $923.8 million and our cRPO was $597.1 million.

Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes subscription revenue from new customers. Our NDE, on a trailing 12-month basis, was 102.2% and 110.8% for the 12-month periods ending July 31, 2025 and 2024, respectively. The decrease year-over-year was driven by elevated churn and down-selling of certain existing customers, partially driven by the current macroeconomic environment.
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

Costs of Professional Services Revenue
Costs of professional services revenue consists primarily of personnel-related expenses for our professional services personnel, including salaries, benefits, bonuses and stock-based compensation, professional fees, software costs, subcontractor costs, travel expenses and allocated overhead expenses, including facilities costs, for our professional services organization. We expect that our costs of professional services revenue will increase in absolute dollars as we continue to increase our use of partners and increase headcount in the delivery of implementation services and expand our customer base.
Gross Profit and Gross Margin
Gross profit is total revenue less total costs of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors, including our pricing, our mix of revenues and the costs required to deliver those revenues.
Our gross margin on subscription revenue is significantly higher than our gross margin on professional services revenue, and as a result our gross margin may vary from period to period if our mix of revenue or costs of revenue fluctuates. In addition, because personnel-related expenses represent the largest component in costs of professional services revenue, we may experience changes in our professional services gross margin due to the timing of delivery of those services. We expect that our gross margin will decline in the near term due to higher data and hosting costs coupled with higher service delivery costs and, in the long term, will vary from period to period.
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

Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and U.S. jurisdictions in which we conduct business. Our annual estimated effective tax rate differed from the U.S. federal statutory rate in fiscal 2026 primarily due to the impact of non-deductible items, stock-based compensation and foreign tax rate differential on non-U.S. income and withholding taxes. Our annual estimated effective tax rate differed from the U.S. federal statutory rate in fiscal 2025 primarily due primarily due to a full valuation allowance related to our U.S. deferred tax assets, partially offset by U.S. current state taxes and foreign tax rate differential on non-U.S. income and discrete items relating to releases of valuation allowances in certain foreign jurisdictions.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Revenue:
Subscription	$188,473	$177,859	$372,600	$355,222
Professional services	23,567	19,349	44,940	37,944
Total revenue	212,040	197,208	417,540	393,166
Costs of revenue:
Costs of subscription (1)	43,177	34,306	85,363	66,876
Costs of professional services (1)	24,261	19,661	44,706	38,216
Total costs of revenue	67,438	53,967	130,069	105,092
Gross profit	144,602	143,241	287,471	288,074
Operating expense:
Research and development (1)	23,162	23,226	45,973	45,765
Sales and marketing (1)	70,583	77,490	141,654	164,974
General and administrative (1)	35,569	38,782	69,998	67,883
Restructuring (1)	(984)	3,830	15,329	3,830
Total operating expense	128,330	143,328	272,954	282,452
Operating income (loss)	16,272	(87)	14,517	5,622
Other income, net	7,469	6,414	14,399	13,914
Income before provision for income taxes	23,741	6,327	28,916	19,536
Provision for income taxes	11,126	4,486	17,869	7,061
Net income	$12,615	$1,841	$11,047	$12,475

(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Costs of subscription	$223	$327	$488	$610
Costs of professional services	726	364	1,118	681
Research and development	4,204	2,834	8,090	5,408
Sales and marketing	6,124	5,802	12,419	11,406
General and administrative	10,027	5,765	19,603	10,842
Restructuring	—	—	866	—
Stock-based compensation expense, net of amounts capitalized	$21,304	$15,092	$42,584	$28,947

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue (1):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue:
Subscription	89%	90%	89%	90%
Professional services	11%	10%	11%	10%
Total revenue	100%	100%	100%	100%
Costs of revenue:
Costs of subscription	20%	17%	20%	17%
Costs of professional services	11%	10%	11%	10%
Total costs of revenue	31%	27%	31%	27%
Operating expense:
Research and development	11%	12%	11%	12%
Sales and marketing	33%	39%	34%	42%
General and administrative	17%	20%	17%	17%
Restructuring	0%	2%	4%	1%
Total operating expense	61%	73%	65%	72%
Operating income (loss)	8%	0%	3%	1%
Other income, net	4%	3%	3%	4%
Income before provision for income taxes	11%	3%	7%	5%
Provision for income taxes	5%	2%	4%	2%
Net income	6%	1%	3%	3%
(1) Totals may not foot due to rounding
Comparison of the Three Months Ended July 31, 2025 and 2024
Revenue

	Three Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Subscription	$188,473	$177,859	$10,614	6%
Professional services	23,567	19,349	4,218	22%
Total revenue	$212,040	$197,208	$14,832	8%
The increase in subscription revenue was primarily due to increased revenue from existing customers driven by the purchase of additional quantities of current subscription solutions and additional add-on solutions within our platform, as well as demand for our solutions from new customers. Such growth was partially offset by certain existing customers purchasing fewer quantities of current subscription solutions within our platform, as well as certain customers no longer subscribing to our platform, partially driven by macroeconomic challenges.
The increase in professional services revenue was primarily due to growth in both implementations and managed services related to Contact Center as a Service (“CCaaS”) delivery capabilities.

Costs of Revenue and Gross Margin

	Three Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Costs of subscription revenue	$43,177	$34,306	$8,871	26%
Costs of professional services revenue	24,261	19,661	4,600	23%
Total costs of revenue	$67,438	$53,967	$13,471	25%
Gross margin - subscription	77%	81%
Gross margin - professional services	(3)%	(2)%
The increase in costs of subscription revenue was primarily due to a $8.4 million increase in third-party data, cloud and network infrastructure costs, partially attributable to increased customer demand as well as higher rates from our third-party providers.
The increase in costs of professional services revenue was primarily due to (i) a $2.2 million increase in subcontractor costs as a result of higher partner delivery costs associated with increased professional services revenue and (ii) higher personnel-related costs of $2.1 million, partially driven by increased bonus accrual versus prior year.
Gross margin for subscription decreased by four percentage points, primarily driven by increased costs associated with third-party cloud infrastructure and data. Gross margin for professional services decreased by one percentage point largely driven by timing differences between our investment in CCaaS projects and the completion of implementations associated with these projects.
Research and Development Expense

	Three Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Research and development	$23,162	$23,226	$(64)	—%
% of revenue	11%	12%
Research and development expense remained relatively flat compared to the prior year period.
Sales and Marketing Expense

	Three Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$70,583	$77,490	$(6,907)	(9)%
% of revenue	33%	39%
The decrease in sales and marketing expense was primarily due to a decrease in personnel costs of $5.5 million related to lower sales headcount as a result of the restructuring activities we implemented in the first quarter of fiscal year 2026 and second quarter of fiscal year 2025. For additional information regarding restructuring charges, see Note 13, Restructuring Charges included in Part I, Item 1 of this Form 10-Q.
General and Administrative Expense

	Three Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$35,569	$38,782	$(3,213)	(8)%
% of revenue	17%	20%
The decrease in general and administrative expense was primarily due to lower provision for credit losses of $9.6 million associated with higher reserves during the prior year period for certain customers that we deemed to be uncollectible accounts, partially offset by an increase in personnel costs of $7.0 million, driven by increased stock compensation expense, primarily related to equity grants during fiscal year 2026 and the fourth quarter of fiscal year 2025.

Restructuring Expense

	Three Months Ended April 30,
(in thousands)	2025	2024	$ Change	% Change
Restructuring	$(984)	$3,830	$(4,814)	(126)%
% of revenue	—%	2%
The decrease in restructuring expense was due to the fiscal year 2025 reduction in global workforce occurring in the second quarter while the fiscal year 2026 reduction on global workforce occurred in the first quarter. The fiscal year 2026 amount relates to reversals in restructuring charges recorded in the first quarter of fiscal year 2026 related to the reduction in global workforce implemented in February 2025. Refer to Note 13, Restructuring Charges, included in Part I, Item 1 of this Form 10-Q for additional information.
Other Income, Net

	Three Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Other income, net	$7,469	$6,414	$1,055	16%
% of revenue	4%	3%
The increase in other income, net was primarily due to an increase of $2.4 million associated with net foreign currency gains, partially offset by a $1.2 million decrease in interest income from our money market and short-term investment accounts as a result of lower average balances in these accounts and lower average interest rates.
Provision for Income Taxes

	Three Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Provision for income taxes	$11,126	$4,486	$6,640	148%
% of revenue	5%	2%
The increase in provision for income tax relates primarily to the impact of including U.S. profit before tax in the annual effective tax rate computation for the three months ended July 31, 2025. For the three months ended July 31, 2024, we were in a valuation allowance position and therefore did not include U.S. profit before tax in the annual effective tax rate computation. The provision for income tax for the three months ended July 31, 2025 also includes a $1.5 million discrete income tax charge for non-deductible stock-based compensation.
Comparison of the Six Months Ended July 31, 2025 and 2024
Revenue

	Six Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Subscription	$372,600	$355,222	$17,378	5%
Professional services	44,940	37,944	6,996	18%
Total revenue	$417,540	$393,166	$24,374	6%
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

Costs of Revenue and Gross Margin

	Six Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Costs of subscription revenue	$85,363	$66,876	$18,487	28%
Costs of professional services revenue	44,706	38,216	6,490	17%
Total costs of revenue	$130,069	$105,092	$24,977	24%
Gross margin - subscription	77%	81%
Gross margin - professional services	1%	(1)%
The increase in costs of subscription revenue was primarily due to an increase of $17.6 million in third-party data, cloud and network infrastructure costs, partially attributable to increased customer demand as well as higher rates from our third-party providers.
The increase in costs of professional services revenue was primarily due to (i) a $3.8 million increase in subcontractor costs as a result of higher partner delivery costs associated with increased professional services revenue and (ii) higher personnel-related costs of $2.3 million, partially driven by increased bonus accrual versus prior year.
Gross margin for subscription decreased by four percentage points, primarily driven by increased costs associated with third-party data, cloud and network infrastructure. Gross margin for professional services increased by two percentage points, largely driven by timing differences between our investment in CCaaS projects and the completion of implementations associated with these projects.
Research and Development

	Six Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Research and development	$45,973	$45,765	$208	—%
% of revenue	11%	12%
The increase in research and development expense was primarily due to a $0.1 million increase in personnel-related costs driven by increased stock compensation expense, primarily related to new grants during fiscal year 2026 and the fourth quarter of fiscal year 2025, which was partially offset by cost savings associated with the restructuring activities we implemented in the second quarter of fiscal year 2025 and the first quarter of fiscal year 2026. For additional information regarding restructuring charges, see Note 13, Restructuring Charges included in Part I, Item 1 of this Form 10-Q.
Sales and Marketing Expense

	Six Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$141,654	$164,974	$(23,320)	(14)%
% of revenue	34%	42%
The decrease in sales and marketing expense was primarily due to a decrease in personnel-related costs of $18.5 million, primarily due to lower sales headcount as a result of the restructuring activities we implemented in the first quarter of fiscal year 2026. For additional information regarding restructuring charges, see Note 13, Restructuring Charges included in Part I, Item 1 of this Form 10-Q.
General and Administrative Expense

	Six Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$69,998	$67,883	$2,115	3%
% of revenue	17%	17%
The increase in general and administrative expense was primarily due to the net effect of (i) a $12.3 million increase in personnel-related costs driven by increased stock compensation expense, primarily related to new grants during fiscal year 2026, as well as the fourth quarter of fiscal year 2025, (ii) lower provision for credit losses of $8.6 million as a result of increased reserves for certain customers that we deemed to be uncollectible accounts during the second quarter of fiscal year 2025 and (iii) a decrease in professional and related fees of $1.6 million.

Restructuring Expense

	Six Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Restructuring	$15,329	$3,830	$11,499	300%
% of revenue	4%	1%
The increase in restructuring expense was due to the reduction in global workforce implemented in the first quarter of fiscal year 2026 impacting 12% of our workforce versus a 3% impact to the workforce as a result of the reduction in global workforce implemented in the second quarter of fiscal year 2025. Refer to Note 13, Restructuring Charges, included in Part I, Item 1 of this Form 10-Q for additional information.
Other Income, Net

	Six Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Other income, net	$14,399	$13,914	$485	3%
% of revenue	3%	4%
The increase in other income, net was primarily attributable to a $5.1 million increase in net foreign currency gains, partially offset by a $4.4 million decrease in interest income from our money market and short-term investment accounts as a result of lower average balances in these accounts and lower average interest rates.
Provision for Income Taxes

	Six Months Ended July 31,
(in thousands)	2025	2024	$ Change	% Change
Provision for income taxes	$17,869	$7,061	$10,808	153%
% of revenue	4%	2%
The increase in provision for income tax relates primarily to the impact of including U.S. profit before tax in the annual effective tax rate computation for the six months ended July 31, 2025. For the six months ended July 31, 2024, we were in a valuation allowance position and therefore did not include U.S. profit before tax in the annual effective tax rate computation. The provision for income tax for the six months ended July 31, 2025 also includes a $4.5 million discrete income tax charge for non-deductible stock-based compensation.

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

A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Non-GAAP gross profit and non-GAAP gross margin:
U.S. GAAP gross profit	$144,602	$143,241	$287,471	$288,074
Stock-based compensation expense and related charges(1)	955	717	1,625	1,324
Amortization of stock-based compensation expense - capitalized internal-use software	692	539	1,341	1,031
Non-GAAP gross profit	$146,249	$144,497	$290,437	$290,429
Gross margin	68%	73%	69%	73%
Non-GAAP gross margin	69%	73%	70%	74%

Non-GAAP operating income:
U.S. GAAP operating income (loss)	$16,272	$(87)	$14,517	$5,622
Stock-based compensation expense and related charges(2)	21,450	15,243	42,214	29,867
Amortization of acquired intangible assets	—	50	—	100
Amortization of stock-based compensation expense - capitalized internal-use software	692	539	1,341	1,031
Non-recurring litigation costs(3)	816	—	1,585	—
Restructuring costs(4)	(984)	3,830	15,329	3,830
Non-GAAP operating income	$38,246	$19,575	$74,986	$40,450
Operating margin	8%	—%	3%	1%
Non-GAAP operating margin	18%	10%	18%	10%
(1) Employer payroll tax related to stock-based compensation for the periods ended July 31, 2025 and 2024 was immaterial as it relates to the impact to gross profit.
(2) Includes $0.1 million and $0.1 million of employer payroll tax related to stock-based compensation expense for the three months ended July 31, 2025 and 2024, respectively, and $0.5 million and $0.9 million of employer payroll tax related to stock-based compensation expense for the six months ended July 31, 2025 and 2024, respectively.
(3) Relates to costs associated with litigation that arise outside of the ordinary course of business.
(4) Includes nil and $0.7 million of employer payroll tax related to the February 2025 restructuring for the three and six months ended July 31, 2025, respectively.

	Three Months Ended July 31,
	2025			2024
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income reconciliation to net income
Net income	$12,615	$0.05	$0.05	$1,841	$0.01	$0.01
Add:
Stock-based compensation expense and related charges(1)	21,450	0.08	0.08	15,243	0.06	0.06
Amortization of acquired intangible assets	—	—	—	50	—	—
Amortization of stock-based compensation expense - capitalized internal-use software	692	—	—	539	—	—
Income tax expense(2)	(760)	—	—	—	—	—
Non-recurring litigation costs(3)	816	—	—	—	—	—
Restructuring costs(4)	(984)	—	—	3,830	0.01	0.01
Total additions, net	21,214	0.08	0.08	19,662	0.07	0.07
Non-GAAP net income	$33,829	$0.13	$0.13	$21,503	$0.08	$0.08
Weighted-average shares outstanding		254,391	263,201		260,830	271,934

	Six Months Ended July 31,
	2025			2024
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income reconciliation to net income
Net income	$11,047	$0.04	$0.04	$12,475	$0.05	$0.04
Add:
Stock-based compensation expense and related charges(1)	42,214	0.17	0.16	29,867	0.11	0.11
Amortization of acquired intangible assets	—	—	—	100	—	—
Amortization of stock-based compensation expense - capitalized internal-use software	1,341	—	—	1,031	—	—
Income tax expense(2)	(5,371)	(0.02)	(0.02)	—	—	—
Non-recurring litigation costs(3)	1,585	0.01	0.01	—	—	—
Restructuring costs(4)	15,329	0.06	0.06	3,830	0.02	0.02
Total additions, net	55,098	0.22	0.21	34,828	0.13	0.13
Non-GAAP net income	$66,145	$0.26	$0.25	$47,303	$0.18	$0.17
Weighted-average shares outstanding		255,501	264,442		266,187	279,695
(1) Includes $0.1 million and $0.1 million of employer payroll tax related to stock-based compensation expense for the three months ended July 31, 2025 and 2024, respectively, and $0.5 million and $0.9 million of employer payroll tax related to stock-based compensation expense for the six months ended July 31, 2025 and 2024, respectively.
(2) Represents the Company’s current and deferred income tax expense commensurate with the non-GAAP measure of profitability using a non-GAAP tax rate of 26% for the three and six months ended July 31, 2025. The Company uses an annual projected tax rate in its computation of the non-GAAP income tax provision, and excludes the direct impact of stock-based compensation, employer tax costs related to stock-based compensation, intangible amortization expense, amortization of stock-based compensation expense - capitalized internal-use software, non-recurring litigation costs and restructuring costs.
(3) Relates to costs associated with litigation that arise outside of the ordinary course of business.
(4) Includes nil and $0.7 million of employer payroll tax related to the February 2025 restructuring for the three and six months ended July 31, 2025, respectively.

(in thousands)	Six Months Ended July 31,
Free cash flow:	2025	2024
Net cash provided by operating activities	$118,567	$63,034
Purchase of property and equipment	(654)	(4,028)
Capitalized internal-use software	(7,459)	(6,291)
Free cash flow	$110,454	$52,715
Liquidity and Capital Resources
Overview
As of July 31, 2025, our principal sources of liquidity were $125.4 million of cash and cash equivalents and $348.6 million of highly liquid marketable securities. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.
Cash Collateral Agreements and Restricted Cash
In April 2023, we entered into cash collateral agreements with Silicon Valley Bank (“SVB”) in lieu of a letter of credit facility, which are associated with certain leases. Approximately $1.1 million is outstanding on these cash collateral agreements as of July 31, 2025, which we have classified within restricted cash. As of July 31, 2025, nil and $1.1 million of this restricted cash is recorded within prepaid expenses and other current assets and within other non-current assets, respectively, on the condensed consolidated balance sheets.
Starting in 2023, we entered into cash collateral agreements with J.P. Morgan Bank in lieu of a credit facility, through which approximately $7.3 million is outstanding as of July 31, 2025. As of July 31, 2025, $0.9 million of this restricted cash is recorded within prepaid expenses and other current assets and $6.4 million is recorded within other non-current assets on the condensed consolidated balance sheets.
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
On June 4, 2025, we announced that our board of directors had authorized and approved a share repurchase plan (the “2025 Share Repurchase Program”), whereby we intend to repurchase up to $150 million of Class A common stock. During the three and six months ended July 31, 2025, we repurchased 16,494,694 shares if our Class A common stock for a cost of $140.4 million including commissions. All of the shares repurchased have been returned to our authorized but unissued share reserve. As of July 31, 2025, the remaining amount available for repurchase under the 2025 Share Repurchase Program was $9.9 million. Between August 1, 2025 and August 7, 2025, we purchased an additional 1,121,854 shares of our Class A common stock for a cost of $9.9 million including commissions and completed the full purchase authorization of $150 million under the 2025 Share Repurchase Program. For additional information regarding the 2025 Share Repurchase Program, see “Issuer Purchases of Equity Securities” included in Part II, Item 2 of this Form 10-Q and Note 9, Stockholders’ Equity, included in Part I, Item 1 of this Form 10-Q.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended July 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$118,567	$63,034
Net cash (used in) provided by investing activities	$(15,443)	$145,843
Net cash used in financing activities	$(125,121)	$(253,235)
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
Operating Activities
For the six months ended July 31, 2025, cash provided by operating activities was $118.6 million, which consisted of net income of $11.0 million, adjusted for non-cash expenses of $64.6 million and $42.9 million of net cash flows provided as a result of changes in operating assets and liabilities. The $42.9 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected an $81.0 million decrease in accounts receivable due to collections outpacing billings. This increase to cash flow from operations was partially offset by (i) a $17.5 million decrease in accrued expenses and other current liabilities primarily due to the timing of commission and bonus payments and (ii) a $13.2 million decrease in deferred revenue as a result of recognized revenue exceeding billings.
For the six months ended July 31, 2024, cash provided by operating activities was $63.0 million, which consisted of net income of $12.5 million, adjusted for non-cash expenses of $46.1 million, and $4.4 million of net cash flows provided as a result of changes in operating assets and liabilities. The $4.4 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected a $67.3 million decrease in accounts receivable due to collections outpacing billings. This increase to cash flows from operations was partially offset by (i) a $26.7 million decrease in accrued expenses and other current liabilities primarily due to the timing of bonus and commission payments, (ii) a $15.3 million increase in prepaid expenses and other current assets due to higher prepaid hosting and data costs, (iii) a $9.3 million decrease in accounts payable due to timing of vendor payments, (iv) a $7.9 million decrease in deferred revenue as a result of recognized revenue exceeding billings and (v) a $2.7 million decrease in operating lease liabilities due to ongoing payments for leased properties.
Investing Activities
For the six months ended July 31, 2025, cash used in investing activities was $15.4 million and primarily consisted of $269.7 million of purchases of marketable securities and $7.5 million in capitalized internal-use software costs. These decreases in cash flows from investing activities were partially offset by $262.6 million of sales and maturities of marketable securities.
For the six months ended July 31, 2024, cash provided by investing activities was $145.8 million and primarily consisted of $292.3 million of sales and maturities of marketable securities, partially offset by $136.1 million of purchases of marketable securities.
Financing Activities
For the six months ended July 31, 2025, cash used in financing activities was $125.1 million, which consisted of payments for the 2025 Share Repurchase Program of $140.8 million, offset by $12.9 million of proceeds from the exercise of stock options and proceeds from the purchase of stock under our 2021 Employee Stock Purchase Plan (“ESPP”) of $2.8 million.

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
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2025. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended July 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue was $212.0 million and $197.2 million for the three months ended July 31, 2025 and 2024, respectively, and $417.5 million and $393.2 million for the six months ended July 31, 2025 and 2024. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We have incurred significant losses in the past, and we had an accumulated deficit of $756.4 million and $626.1 million as of July 31, 2025 and January 31, 2025, respectively. While we have experienced revenue growth in recent periods and periods of profitability, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or maintain profitability in the future. We expect that our costs will increase over time and we could incur future losses, as we expect to invest significant additional funds in our business. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:
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
We currently serve our customers from third-party data centers and cloud computing providers located around the world. Some of these facilities are located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, severe weather events, power loss, computer or telecommunication failures, service outages or losses, and similar events. They also may be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct or cybersecurity issues, including attacks enhanced or facilitated by artificial intelligence (“AI”), human error, terrorism, improper operation, unauthorized entry and data loss. Our data center operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the third-party data center and cloud computing provider facilities that we use to deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our third-party data centers and cloud service provider facilities were to experience a major power outage, we or they would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a significant disruption of our business. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. We also may incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data centers and equipment that we or the third parties with whom we work use. Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.
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
Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, and may have interoperability difficulties with our Unified-CXM platform or other products. Furthermore, while we generally expect that enhancements and improvements to our products will attract new customers, certain of our customer agreements restrict our ability to materially change the features and functionality of our products or may obligate us to specific configurations or requirements, including in some cases, prohibiting the use of AI or generative AI in our products, which could result in violations of those customer agreements, or increased operational difficulties and costs due to our need to deploy different version of our products to different customers, i.e., enable or disable certain features, or cause such customers not to renew their agreements (and therefore, loss in revenue from such customers) as a result of our new products, features, and functionality. We have in the past experienced, and may in the future experience, delays in our planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We also have invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our Unified-CXM platform. If we are unable to successfully develop, release, acquire or integrate new products, features and functionality, or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, or if a customer is not satisfied with the quality of work performed by us or with the technical support services rendered, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, or make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction in our revenues, an increase in our provision for credit losses or in collection cycles for accounts receivable or could cause us to incur the risk or expense of litigation.
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
We use AI tools in our business operations for internal and external uses. Specifically, our employees and personnel use AI technologies to support their work and our internal business operations, including for example, to generate source code used in our products and systems. Output from generative AI may infringe on third-party intellectual property rights without us being aware. Moreover, advanced AI tools, which may produce content indistinguishable from that generated by humans, have a number of benefits, risks, and liabilities, some still unknown. Recent decisions of governmental entities and courts (such as the U.S. Copyright Office, U.S. Patent and Trademark Office, and U.S. Court of Appeals for the Federal Circuit) interpret U.S. copyright and patent law as limited to protecting works and inventions created by human authors and inventors, respectively. We are therefore unlikely to be able to obtain U.S. copyright or patent protection for works or inventions wholly created by a generative AI tool, and our ability to obtain U.S. copyright and patent protection for source code, text, images, inventions, or other materials, which are developed with some use of AI tools, such as generative AI, may be limited, if available at all. Likewise, the availability of intellectual property protections in other countries is similarly unclear. Additionally, our use of third-party generative AI tools to develop source code, text, images, inventions, or other materials may expose us to greater risks than utilizing contracted human developers, as third-party generative AI vendors may not provide warranties or indemnities with respect to the output generated by such generative AI tools, and generative AI tools may also provide output that appears correct but is erroneous. Furthermore, while we have policies in place to facilitate the use of approved tools, some unapproved generative AI tools may be used under terms that do not protect the confidentiality of the prompts or inputs that users submit to such tools and may use prompts or inputs to train shared AI models, potentially resulting in third-party users receiving outputs containing information from prompts or inputs (including confidential, competitive, proprietary, or personal data) that we submitted to the tool.
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
We also use our own proprietary AI-based features within our products and have incorporated generative AI into our product offerings through third-party vendors, which has the potential to result in adverse effects to our financial condition, results or reputation. Generative AI features and services leverage existing and widely available technologies, such as those owned by Microsoft Azure, OpenAI or alternative large language model providers. The use of generative AI technology and processes at scale is relatively new and may lead to challenges, concerns and risks that are significant or that we are not able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.
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
As a result, the integration of generative AI into our products and operations may not be successful despite expending significant time and monetary resources to attempt to make it successful. Our investments in deploying such technologies may be substantial, and they may be more expensive than anticipated. If we fail to deploy generative AI as intended, our competitors may incorporate generative AI technology into their products or services more successfully than we do, which may impair our ability to effectively compete in the market. Furthermore, we make numerous statements online and in our marketing materials describing the availability of AI, as well as our use and integration of generative AI in our products. Although we endeavor to be accurate with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Our statements regarding our AI-supported features and use of generative AI can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even in circumstances beyond our reasonable control, such as when relying on statements provided by the AI and generative AI providers with whom we work, we may face litigation, disputes, claims, investigations, inquiries or other proceedings that could adversely affect our business, reputation, results of operations and financial condition.
Uncertainty in the legal regulatory regime relating to AI, as well as variation on AI regulations from jurisdiction to jurisdiction, may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws, the nature of which cannot be determined at this time as they continue to rapidly evolve and solidify. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted or are considering laws or guidelines governing the development and use of AI, such as the EU’s Artificial Intelligence Act (“EU AI Act”) and Colorado’s Artificial Intelligence Act. For example, the EU AI Act imposes a number of obligations on various parties related to the development and use of certain AI-based systems, and additional jurisdictions are beginning to adopt or prepare for adoption of similar laws. These laws may be more restrictive than the EU AI Act and may render the use of such technologies challenging. While we aim to develop and use AI responsibly by attempting to identify and mitigate any issues associated with fairness, bias, transparency, or ethical or legal use of AI, we may be unsuccessful in identifying or resolving such issues. Further, use of our AI systems for unintended or improper use cases by customer users may alter the associated legal obligations upon Sprinklr, without our knowledge. We may not be able to detect, mitigate and remediate such misuse, and limitations of liability in contracts may be inadequate to address legal liability, fines, penalties and other regulatory actions resulting from such misuse. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI, particularly training AI using personal data. These obligations may make it harder for us to conduct our business using AI, develop innovative AI models and create potential for regulatory fines or penalties, require us to change our business practices, retrain our AI, prevent or limit our creation and use of AI or generative AI, or delete or require us to disgorge certain algorithms. For example, the U.S. Federal Trade Commission has required other companies to turn over or delete or disgorge valuable insights or trainings generated through the use of AI, or the AI models or algorithms themselves, where they allege the company has violated privacy and consumer protection laws.
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
During the six months ended July 31, 2025, approximately 45% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.
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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of July 31, 2025, we owned 38 U.S. issued patents and 10 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of July 31, 2025 beneficially held approximately 41.5% of our outstanding capital stock, but controlled approximately 87.6% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.
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
As of July 31, 2025, our directors, executive officers and their respective affiliates beneficially owned, in the aggregate, approximately 98.5% of our Class B common stock, and controlled approximately 88.3% of the voting power of our outstanding capital stock. As a result, our directors, executive officers and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction.
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
None.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our repurchase of our Class A common stock during the three months ended July 31, 2025:

(in thousands, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2025 through June 30, 2025	8,481	$8.21	8,481	(c)
July 1, 2025 through July 31, 2025	8,014	$8.80	8,014	(c)
(a) On June 4, 2025, we announced that our board of directors had authorized and approved a share repurchase plan (the “2025 Share Repurchase Program”), to periodically repurchase up to $150 million of Class A common stock in negotiated off market transactions or in open market purchases, including through Rule 10b5-1 plans. For additional information related to share repurchases, see Note 9, Stockholders’ Equity included in Part I, Item 1 of this Form 10-Q.
(b)Average price paid per share includes direct acquisition costs but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.
(c)As of July 31, 2025, the remaining amount authorized for repurchases of our Class A common stock pursuant to the 2025 Share Repurchase Program was $9.9 million. Between August 1, 2025 and August 7, 2025, we purchased an additional 1,121,854 shares of our Class A common stock for an aggregate cost of $9.9 million including commissions and completed the full purchase authorization of $150 million under the 2025 Share Repurchase Program.

Item 5. Other Information
Insider Trading Arrangements
During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Manish Sarin, Chief Financial Officer	Termination(1)	July 14, 2025	X		380,284(2)	December 31, 2025
Manish Sarin, Chief Financial Officer	Adoption(1)	July 14, 2025	X		292,085(3)	March 31, 2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on March 20, 2025 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as then in effect, under the Exchange Act.

(2) Included up to 217,083 shares subject to restricted stock units (“RSUs”) previously granted to Mr. Sarin that were to vest and be released to Mr. Sarin on or prior to December 15, 2025. The actual number of shares underlying such RSUs that were to be released to Mr. Sarin and sold under the Rule 10b5-1 trading arrangement was net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

(3) Includes up to 292,085 shares subject to RSUs previously granted to Mr. Sarin that will vest and be released to Mr. Sarin on or prior to March 15, 2026. The actual number of shares underlying such RSUs that will be released to Mr. Sarin and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

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

10.1#	Amended and Restated Non-Employee Director Compensation Policy.
10.2#	Transition and Release of Claims Agreement, by and between the Registrant and Ragy Thomas, dated May 31, 2025.
10.3#	Separation and Release of Claims Agreement, by and between the Registrant and Scott Harvey, dated July 8, 2025.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page formatted as inline XBRL and contained in Exhibits 101.
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
Sprinklr, Inc.

Date: September 4, 2025	By:	/s/ Manish Sarin
Manish Sarin
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)