Form 10-Q
period 2025-10-31
Sprinklr, Inc.
filed 2025-12-04
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 30, 2025, the registrant had 145,436,454 shares of Class A common stock and 101,249,682 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

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
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategies for our Unified Customer Experience Management (“Unified-CXM”) platform and our Contact Center as a Service (“CCaaS”);
•our reliance on key talent and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of global economic uncertainty, including as a result of fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, the Russia-Ukraine and Israel-Hamas wars (including an escalation or geopolitical expansion of these conflicts), and the recent and any future U.S. government shutdown, on our business, financial condition and share price;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	October 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$189,591	$145,270
Marketable securities	290,754	338,189
Accounts receivable, net of allowance of $8.2 million and $8.1 million, respectively	150,187	285,656
Prepaid expenses and other current assets	105,107	84,982
Total current assets	735,639	854,097
Property and equipment, net	33,023	31,591
Goodwill and other intangible assets	50,176	49,957
Operating lease right-of-use assets	44,848	44,626
Deferred tax asset, non-current	75,952	90,369
Other non-current assets	114,251	113,559
Total assets	$1,053,889	$1,184,199

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$22,649	$27,353
Accrued expenses and other current liabilities	80,916	79,285
Operating lease liabilities, current	8,318	7,462
Deferred revenue	332,180	403,483
Total current liabilities	444,063	517,583
Deferred revenue, non-current	4,185	6,276
Operating lease liabilities, non-current	40,118	41,243
Other liabilities, non-current	7,438	7,034
Total liabilities	495,804	572,136
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 144,546,166 and 139,163,819 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	4	4
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 101,265,562 and 116,278,936 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	3	4
Treasury stock, at cost, 14,130,784 shares as of October 31, 2025 and January 31, 2025	(23,831)	(23,831)
Additional paid-in capital	1,350,506	1,268,920
Accumulated other comprehensive loss	(5,142)	(6,969)
Accumulated deficit	(763,455)	(626,065)
Total stockholders’ equity	558,085	612,063
Total liabilities and stockholders’ equity	$1,053,889	$1,184,199
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue:
Subscription	$190,295	$180,634	$562,895	$535,856
Professional services	28,773	20,055	73,713	57,999
Total revenue	219,068	200,689	636,608	593,855
Costs of revenue:
Costs of subscription	45,400	35,723	130,763	102,599
Costs of professional services	28,182	22,126	72,888	60,342
Total costs of revenue	73,582	57,849	203,651	162,941
Gross profit	145,486	142,840	432,957	430,914
Operating expense:
Research and development	24,707	23,298	70,680	69,063
Sales and marketing	75,011	78,395	216,665	243,369
General and administrative	33,687	34,123	103,685	102,006
Restructuring	530	(865)	15,859	2,965
Total operating expense	133,935	134,951	406,889	417,403
Operating income	11,551	7,889	26,068	13,511
Other income, net	5,763	5,495	20,162	19,409
Income before provision for income taxes	17,314	13,384	46,230	32,920
Provision for income taxes	14,410	2,929	32,279	9,990
Net income	$2,904	$10,455	$13,951	$22,930
Net income per share, basic	$0.01	$0.04	$0.06	$0.09
Weighted average shares used in computing net income per share, basic	244,916	253,807	251,934	262,030
Net income per share, diluted	$0.01	$0.04	$0.05	$0.08
Weighted average shares used in computing net income per share, diluted	252,054	261,972	260,266	275,109
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net income	$2,904	$10,455	$13,951	$22,930
Foreign currency translation adjustments	(605)	114	1,820	172
Unrealized gains on investments, net of tax	205	106	7	(367)
Total comprehensive income, net of tax	$2,504	$10,675	$15,778	$22,735
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at July 31, 2025	245,102	$7	$1,328,449	14,131	$(23,831)	$(4,742)	$(756,446)	$543,437
Stock-based compensation - equity classified awards	—	—	21,112	—	—	—	—	21,112
Exercise of stock options and vesting of restricted stock units	1,832	—	945	—	—	—	—	945
Common stock repurchased, including accrued excise tax	(1,122)	—	—	—	—	—	(9,913)	(9,913)
Other comprehensive loss	—	—	—	—	—	(400)	—	(400)
Net income	—	—	—	—	—	—	2,904	2,904
Balance at October 31, 2025	245,812	$7	$1,350,506	14,131	$(23,831)	$(5,142)	$(763,455)	$558,085

Balance at July 31, 2024	253,366	$8	$1,232,417	14,131	$(23,831)	$(4,251)	$(735,376)	$468,967
Stock-based compensation - equity classified awards	—	—	15,623	—	—	—	—	15,623
Exercise of stock options and vesting of restricted stock units	933	—	1,684	—	—	—	—	1,684
Common stock repurchased, including accrued excise tax	—	—	—	—	—	—	75	75
Other comprehensive income	—	—	—	—	—	220	—	220
Net income	—	—	—	—	—	—	10,455	10,455
Balance at October 31, 2024	254,299	$8	$1,249,724	14,131	$(23,831)	$(4,031)	$(724,846)	$497,024
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2025	255,443	$8	$1,268,920	14,131	$(23,831)	$(6,969)	$(626,065)	$612,063
Stock-based compensation - equity classified awards	—	—	64,917	—	—	—	—	64,917
Exercise of stock options and vesting of restricted stock units	7,574	—	13,884	—	—	—	—	13,884
Issuance of common shares upon ESPP purchases	412	—	2,785	—	—	—	—	2,785
Common stock repurchased, including accrued excise tax	(17,617)	(1)	—	—	—	—	(151,341)	(151,342)
Other comprehensive income	—	—	—	—	—	1,827	—	1,827
Net income	—	—	—	—	—	—	13,951	13,951
Balance at October 31, 2025	245,812	$7	$1,350,506	14,131	$(23,831)	$(5,142)	$(763,455)	$558,085

Balance at January 31, 2024	273,265	$8	$1,182,150	14,131	$(23,831)	$(3,836)	$(474,787)	$679,704
Stock-based compensation - equity classified awards	—	—	45,252	—	—	—	—	45,252
Exercise of stock options and vesting of restricted stock units	6,039	—	18,919	—	—	—	—	18,919
Issuance of common shares upon ESPP purchases	455	—	3,403	—	—	—	—	3,403
Common stock repurchased, including accrued excise tax	(25,460)	—	—	—	—	—	(272,989)	(272,989)
Other comprehensive loss	—	—	—	—	—	(195)	—	(195)
Net income	—	—	—	—	—	—	22,930	22,930
Balance at October 31, 2024	254,299	$8	$1,249,724	14,131	$(23,831)	$(4,031)	$(724,846)	$497,024
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2025	2024
Cash flow from operating activities:
Net income	$13,951	$22,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,126	13,815
Provision for credit losses	2,297	12,413
Stock-based compensation, net of amounts capitalized	62,965	44,177
Non-cash lease expense	5,952	6,186
Deferred income taxes	14,637	38
Net amortization/accretion on marketable securities	(4,605)	(9,830)
Other non-cash items, net	29	207
Changes in operating assets and liabilities:
Accounts receivable	133,432	80,653
Prepaid expenses and other current assets	(20,332)	(9,129)
Other non-current assets	72	(1,867)
Accounts payable	(5,160)	(1,653)
Operating lease liabilities	(6,185)	(3,928)
Accrued expenses and other current liabilities	1,514	(21,929)
Deferred revenue	(73,940)	(60,462)
Other liabilities	(225)	604
Net cash provided by operating activities	138,528	72,225
Cash flow from investing activities:
Purchases of marketable securities	(363,947)	(329,258)
Proceeds from sales and maturities of marketable securities	415,976	453,863
Purchases of property and equipment	(839)	(5,000)
Capitalized internal-use software	(11,716)	(9,609)
Purchases of intangibles	(262)	—
Net cash provided by investing activities	39,212	109,996
Cash flow from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	13,884	18,919
Proceeds from issuance of common stock upon ESPP purchases	2,785	3,403
Payments for repurchase of Class A common shares and related excise tax	(152,263)	(273,873)
Net cash used in financing activities	(135,594)	(251,551)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	2,378	(1,596)
Net change in cash, cash equivalents and restricted cash	44,524	(70,926)
Cash, cash equivalents and restricted cash at beginning of period	153,533	172,429
Cash, cash equivalents and restricted cash at end of period	$198,057	$101,503

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$15,465	$5,773

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,823	$22,669
Accrued purchases of property and equipment	$369	$470
Stock-based compensation expense capitalized in internal-use software	$2,036	$1,825
Accrued asset retirement obligations	$593	$—
Accrued for share repurchases and related excise tax	$988	$2,011
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
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2025, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2025 are not necessarily indicative of the results to be expected for the year ending January 31, 2026 or for any other interim period or for any other future year. Certain prior quarterly and annual amounts have been reclassified to conform to the current period presentation.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Cash, Cash Equivalents and Restricted Cash
The following table reconciles cash, cash equivalents and restricted cash from the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows:

(in thousands)	October 31, 2025	January 31, 2025
Cash and cash equivalents	$189,591	$145,270
Restricted cash included in prepaid expenses and other current assets (1)	1,224	1,705
Restricted cash included in other non-current assets (1)	7,242	6,558
Total cash, cash equivalents and restricted cash	$198,057	$153,533
(1) Consists primarily of collateral for letters of credit issued in lieu of deposits on certain leases and customer contracts.
Accounts Receivable and Allowance
Changes in the allowance account for the periods presented were as follows:

	Nine Months Ended October 31,
(in thousands)	2025	2024
Allowance, beginning of period	$8,059	$5,267
Write-offs of uncollectible accounts, net	(2,176)	(8,382)
Provision for expected credit losses	2,297	12,102
Allowance, end of period	$8,180	$8,987
Concentration of Risk and Significant Customers
The Company’s financial instruments that are potentially subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits generally exceed federally insured limits.
To manage credit risk related to accounts receivable, the Company maintains an allowance for credit losses, which consists of general and specific reserves. The Company determines its allowance for the general reserve by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The specific reserves are determined by considering customers’ specific credit risk, macroeconomic trends and any other factors that could impact the collectability of receivables. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors, including customers’ credit risk and historical loss experience. The Company’s accounts receivable at October 31, 2025 are derived from invoiced customers located primarily in North America, Asia (which includes the Middle East) and Europe.
No single customer accounted for more than 10% of total revenue during the three and nine months ended October 31, 2025 and 2024.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), removing all references to prescriptive and sequential software development stages throughout Subtopic 350-40 and requiring certain disclosures for capitalized internal-use software, regardless of how those costs are presented in the financial statements. ASU 2025-06 is effective for the Company’s annual period beginning fiscal year 2029, on a prospective, modified transition or retrospective transition basis and early adoption is permitted. The Company is currently evaluating the impact ASU 2025-06 will have on its consolidated financial statements and disclosures within its consolidated financial statements.
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
Capitalized costs to obtain customer contracts as of October 31, 2025 were $157.0 million, of which $53.6 million is included in prepaid expenses and other current assets and $103.4 million within other non-current assets. Capitalized costs to obtain customer contracts as of January 31, 2025 were $141.6 million, of which $39.4 million is included in prepaid expenses and other current assets and $102.2 million within other non-current assets.
During the three months ended October 31, 2025 and 2024, the Company amortized $16.3 million and $12.1 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense. During the nine months ended October 31, 2025 and 2024, the Company amortized $41.3 million and $35.9 million, respectively, of costs to obtain customer contracts, included in sales and marketing expense.
Deferred Revenue
Deferred revenue consists primarily of customer billings made in advance of performance obligations being satisfied and revenue being recognized. The Company recognized revenue of $321.1 million for the nine months ended October 31, 2025 that was included in the deferred revenue balances at the beginning of the period.
The Company receives payments from customers based on billing schedules as established in its contracts. Contract assets represent amounts for which the Company has recognized revenue in excess of billings pursuant to the revenue recognition guidance. As of October 31, 2025 and January 31, 2025, contract assets were $10.4 million and $1.9 million, respectively, and were included in prepaid expenses and other current assets.
Remaining Performance Obligation
Remaining Performance Obligation (“RPO”) represents contracted revenues that had not yet been recognized and includes deferred revenues and amounts that will be invoiced and recognized in future periods. As of October 31, 2025, the Company’s RPO was $857.6 million, approximately $562.2 million of which the Company expects to recognize as revenue over the next 12 months and the remaining balance will be recognized thereafter.

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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the cloud-based software platform:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Americas	$129,770	$117,150	$357,564	$347,795
EMEA	73,787	67,659	227,474	200,764
Other	15,511	15,880	51,570	45,296
Total revenue	$219,068	$200,689	$636,608	$593,855
The United States was the only country that represented more than 10% of the Company’s revenues, comprising $120.6 million and $108.7 million during the three months ended October 31, 2025 and 2024, respectively, and $333.6 million and $323.6 million during the nine months ended October 31, 2025 and 2024, respectively.
4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets:

	October 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$114,760	$55	$(35)	$114,780
Municipal bonds	1,570	—	—	1,570
U.S. government and agency securities	104,853	29	(40)	104,842
Certificates of deposit	26,055	20	(1)	26,074
Commercial paper	43,499	4	(15)	43,488
Marketable securities	$290,737	$108	$(91)	$290,754

	January 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair value
Corporate bonds	$106,632	$48	$(26)	$106,654
Municipal bonds	12,752	—	(7)	12,745
U.S. government and agency securities	120,032	28	(52)	120,008
Certificates of deposit	34,584	27	—	34,611
Commercial paper	64,180	16	(25)	64,171
Marketable securities	$338,180	$119	$(110)	$338,189
As of October 31, 2025 and January 31, 2025, the maturities of available-for-sale marketable securities did not exceed 12 months. Interest income from cash and cash equivalents and marketable securities was $4.6 million and $15.5 million for the three and nine months ended October 31, 2025, respectively, and $5.6 million and $20.9 million for the three and nine months ended October 31, 2024, respectively.
There were 34 and 40 debt securities in an unrealized loss position as of October 31, 2025 and January 31, 2025, respectively. The estimated fair value of these debt securities, for which an allowance for credit losses has not been recorded, was $94.0 million and $140.0 million as of October 31, 2025 and January 31, 2025, respectively. There were no expected credit losses recorded against the Company’s investment securities as of October 31, 2025 and January 31, 2025.

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
5. Fair Value Measurements
The following table presents information about the Company’s financial assets that have been measured at fair value on a recurring basis as of October 31, 2025 and January 31, 2025, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	October 31, 2025			January 31, 2025
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial Assets:
Cash Equivalents:
Money market funds	$60,271	$—	$60,271	$57,158	$—	$57,158
U.S. government and agency securities	—	4,953	4,953	—	—	—
Marketable Securities:
Corporate bonds	—	114,780	114,780	—	106,654	106,654
Municipal bonds	—	1,570	1,570	—	12,745	12,745
U.S. government and agency securities	—	104,842	104,842	—	120,008	120,008
Certificates of deposit	—	26,074	26,074	—	34,611	34,611
Commercial paper	—	43,488	43,488	—	64,171	64,171
Total financial assets	$60,271	$295,707	$355,978	$57,158	$338,189	$395,347
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
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. government and agency securities, high credit quality corporate debt securities and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities, as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity. As of October 31, 2025 and January 31, 2025, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 31, 2025, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
The Company regularly reviews the changes to the rating of its debt securities by rating agencies as well as reasonably monitors the surrounding economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of October 31, 2025 and January 31, 2025, there were no securities that were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	October 31, 2025	January 31, 2025
Prepaid hosting and data costs	$10,274	$20,761
Prepaid software costs	9,997	10,251
Prepaid marketing	1,396	2,869
Capitalized commissions costs, current portion	53,563	39,353
Contract assets	10,442	1,860
Security deposits, short-term	1,026	1,519
Taxes recoverable	4,548	2,467
Restricted cash	1,224	1,705
Employee advances	5,311	3,345
Other	7,326	852
Prepaid expenses and other current assets	$105,107	$84,982
Depreciation and Amortization
Accumulated depreciation and amortization associated with fixed assets was $27.7 million and $24.8 million as of October 31, 2025 and January 31, 2025, respectively. Accumulated amortization associated with capitalized internal-use software was $53.3 million and $42.7 million as of October 31, 2025 and January 31, 2025, respectively.
Depreciation and amortization expense consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization expense	$1,144	$1,405	$3,558	$4,511
Amortization expense for capitalized internal-use software	$3,634	$3,292	$10,568	$9,304
The Company capitalized internal-use software costs, including stock-based compensation, of $5.0 million and $3.9 million for the three months ended October 31, 2025 and 2024, respectively, and $13.8 million and $11.4 million for the nine months ended October 31, 2025 and 2024, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	October 31, 2025	January 31, 2025
Bonuses	$22,638	$20,463
Commissions	11,147	15,549
Employee liabilities (1)	15,744	15,994
Purchased media costs (2)	1,109	1,456
Accrued restructuring costs (3)	1,392	—
Accrued sales and use tax liability	7,337	6,505
Accrued income taxes	12,758	10,309
Accrued deferred contract credits	495	896
Vendor and travel costs payable	1,213	1,334
Professional services	429	1,030
Withholding taxes payable	1,774	910
Other	4,880	4,839
Accrued expenses and other current liabilities	$80,916	$79,285
(1) Includes $2.2 million and $1.0 million of accrued employee contributions under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) at October 31, 2025 and January 31, 2025, respectively.
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
7. Leases
The Company has leases for corporate offices under non-cancelable operating leases with various expiration dates. The Company did not have any finance leases during the three and nine months ended October 31, 2025 and 2024.
The components of lease expense were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$3,060	$3,132	$9,091	$9,326
Variable lease cost	343	358	1,048	1,006
Short-term lease cost	76	111	310	374
Total lease cost	$3,479	$3,601	$10,449	$10,706
The weighted average remaining lease term and discount rate were as follows:

	October 31, 2025	January 31, 2025
Weighted average remaining lease term (years)	6.65	7.16
Weighted average discount rate	8.47%	8.70%

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, were as follows:

(in thousands)
Fiscal year ended January 31, 2026 (remaining three months)	$2,876
2027	11,814
2028	9,790
2029	8,335
2030	6,978
2031	6,460
Thereafter	18,050
Total minimum lease payments	64,303
Less: imputed interest	(15,867)
Total	$48,436
8. Commitments and Contingencies
Cash Collateral Agreements
In April 2023, the Company entered into cash collateral agreements with Silicon Valley Bank, a division of First Citizens Bank, in lieu of a letter of credit facility, which are associated with certain leases. Approximately $1.1 million and $1.3 million is outstanding on these cash collateral agreements as of October 31, 2025 and January 31, 2025, respectively, which the Company has classified within restricted cash. As of October 31, 2025 and January 31, 2025, nil and $0.7 million, respectively, of this restricted cash is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets. As of October 31, 2025 and January 31, 2025, $1.1 million and $0.6 million, respectively, is recorded within other non-current assets on the condensed consolidated balance sheets.
Starting in 2023, the Company has entered into cash collateral agreements with J.P. Morgan Bank in lieu of a letter of credit facility, through which approximately $7.3 million and $6.9 million is outstanding as of October 31, 2025 and January 31, 2025, respectively. As of October 31, 2025 and January 31, 2025, $1.2 million and $1.0 million, respectively, of this restricted cash is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets. As of October 31, 2025 and January 31, 2025, $6.1 million and $5.9 million, respectively, is recorded within other non-current assets on the condensed consolidated balance sheets.
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
On June 4, 2025, the Company announced that its board of directors had authorized and approved a share repurchase plan (the “2025 Share Repurchase Program”), which authorized the Company to periodically repurchase up to $150 million of its Class A common stock through June 30, 2026. During the third quarter of fiscal year 2026, the Company completed the full purchase authorization of $150 million under the 2025 Share Repurchase Program.
All of the Company’s repurchases are subject to a one percent excise tax enacted by the Inflation Reduction Act of 2022 (the “IRA”). All of the shares repurchased under the repurchase plans have been returned to the Company’s authorized but unissued share reserve.
During the nine months ended October 31, 2024, the Company repurchased 25,460,052 shares of its Class A common stock for an aggregate cost of $271.0 million, including commissions. There were no share repurchases during the three months ended October 31, 2024. The Company recorded a reversal of excise taxes of $0.1 million and excise taxes of $2.0 million during the three and nine months ended October 31, 2024, respectively, as part of the cost basis of shares acquired in its consolidated statement of stockholders’ equity.
During the three and nine months ended October 31, 2025, the Company repurchased 1,121,854 and 17,616,548 shares, respectively, of its Class A common stock for an aggregate cost of $9.9 million and $150.4 million, respectively, including commissions. The Company recorded excise taxes of nil and $1.0 million during the three and nine months ended October 31, 2025, respectively, as part of the cost basis of shares acquired in its consolidated statement of stockholders’ equity.

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
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the nine months ended October 31, 2025 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
	(in thousands)		(in years)
Outstanding as of January 31, 2025	18,572	$6.60	4.7
Exercised	(2,997)	4.63
Forfeited	(1,251)	10.89
Expired	(6)	1.79
Outstanding as of October 31, 2025	14,318	$6.63	4.3

Exercisable as of October 31, 2025	13,753	$6.39	4.2
Vested and expected to vest as of October 31, 2025	14,317	$6.63	4.3
Summary of Restricted Stock Unit Activity
A summary of the Company’s RSU activity for the nine months ended October 31, 2025 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2025	14,750	$10.46
Granted	13,147	8.79
Released	(4,577)	11.14
Cancelled/forfeited	(4,949)	10.38
Outstanding as of October 31, 2025	18,371	$9.12

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Summary of Performance-Based Stock Units Activity
A summary of the Company’s PSU activity for the nine months ended October 31, 2025 is as follows:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2025	2,918	$8.31
Granted	1,032	12.37
Cancelled/forfeited	(380)	9.47
Outstanding as of October 31, 2025	3,570	$9.36
As of October 31, 2025, the Company had 660,000 PSUs outstanding associated with a January 2021 grant (“2021 PSUs”). These awards vest over a five-year period if certain performance and market conditions are met. The performance condition was met in June 2021 and the market conditions have not yet been met as of October 31, 2025. If the market conditions are not met on or prior to January 28, 2026, the 2021 PSUs will not vest and will be subsequently cancelled.
From November 2024 through October 2025, the Company granted 3,169,175 PSUs to its executives (the “2024 and 2025 PSUs”). Seventy-five percent of the 2024 and 2025 PSUs are associated with a market condition relating to total shareholder return (“Market Condition PSUs”) and twenty-five percent of the 2024 and 2025 PSUs are associated with a performance condition relating to the achievement of an internal metric calculated based on revenue and non-GAAP operating income growth over an approximately three-year period (“Performance Condition PSUs”). Each of the Market Condition PSUs and Performance Condition PSUs will vest between zero and 200% depending on the achievement level of the market and performance conditions, respectively. If the market or performance conditions are not met by their respective achievement dates in fiscal year 2028, the associated awards will not vest and will be subsequently cancelled.
As of October 31, 2025, it was deemed probable that the performance conditions associated with the 2024 and 2025 PSUs will be met by their respective achievement dates, such that 100% of the 2024 and 2025 PSUs will vest. As of October 31, 2025, the Company had 2,909,175 2024 and 2025 PSUs outstanding.
To determine the fair value of the 2024 and 2025 PSUs, the Company utilized a Monte Carlo simulation. The inputs included in the valuations were as follows:

Vest-term	Three years
Volatility	48.1% - 53.7%
Risk-free rate	3.61% - 4.22%
Fair value of common stock at grant date	$7.81 - $9.14
Dividend yield	0%
Expected term	2 - 3 years
Fair value valuation	$11.29 - $14.84

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Costs of subscription	$312	$335	$800	$945
Costs of professional services	844	400	1,962	1,081
Research and development	4,347	2,896	12,437	8,304
Sales and marketing	6,366	5,091	18,785	16,497
General and administrative	8,512	6,508	28,115	17,350
Restructuring	—	—	866	—
Stock-based compensation, net of amounts capitalized	20,381	15,230	62,965	44,177
Capitalized stock-based compensation	731	643	2,036	1,825
Total stock-based compensation	$21,112	$15,873	$65,001	$46,002

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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share data)	2025	2024	2025	2024
Net income per share – basic:
Numerator:
Net income	$2,904	$10,455	$13,951	$22,930
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	244,916	253,807	251,934	262,030
Net income per common share, basic	$0.01	$0.04	$0.06	$0.09
Net income per share – diluted:
Numerator:
Net income	$2,904	$10,455	$13,951	$22,930
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	244,916	253,807	251,934	262,030
Weighted-average effect of diluted securities:
Stock options	4,297	5,701	5,036	8,024
PSUs	1,145	—	1,407	—
RSUs	1,696	2,464	1,889	4,971
Common stock warrants	—	—	—	68
ESPP	—	—	—	16
Weighted-average shares outstanding used in computing net income per share, diluted	252,054	261,972	260,266	275,109
Net income per common share, diluted	$0.01	$0.04	$0.05	$0.08
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as     follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Stock options	4,309	5,909	3,709	5,127
PSUs	727	780	727	780
RSUs	3,625	7,156	8,082	2,300
ESPP	335	16	335	—
Warrants to purchase common stock	—	628	—	—
Total shares excluded from net income per share	8,996	14,489	12,853	8,207

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
12. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended October 31, 2025 and 2024, the Company recorded an income tax provision of $14.4 million and $2.9 million, respectively. During the nine months ended October 31, 2025 and 2024, the Company recorded an income tax provision of $32.3 million and $10.0 million, respectively.
During the three and nine months ended October 31, 2025, the Company’s effective tax rate differed from the U.S. federal statutory tax rate primarily due to the impact of non-deductible items, state taxes and foreign tax rate differential on non-U.S. income. During the three and nine months ended October 31, 2025, the Company also recorded discrete income tax expense related to impacts of non-deductible stock-based compensation of $3.3 million and $7.8 million, respectively, withholding tax of $1.0 million and $4.5 million, respectively, and change in uncertain tax positions for certain of the Company’s non-U.S. entities $6.2 million and $6.6 million, respectively. During the three and nine months ended October 31, 2024, the Company’s effective tax rate differed from the U.S. federal statutory tax rate primarily due to a full valuation allowance related to the Company’s U.S. deferred tax assets, partially offset by state taxes and the foreign tax rate differential on non-U.S. income. During the three and nine months ended October 31, 2024, the Company also recorded discrete income tax expense related to impacts of withholding tax of $0.7 million and $3.0 million, respectively.
The Company had a valuation allowance of $0.7 million as of October 31, 2025 and January 31, 2025. The Company monitors the realizability of its deferred tax assets taking into account all relevant factors at each reporting period. As of January 31, 2025, based on the relevant weight of positive and negative evidence, including cumulative taxable income over the past three years, which is objective and verifiable, and consideration of the Company’s expected future taxable earnings, the Company concluded that it is more likely than not that its U.S. federal and state deferred tax assets are realizable. As such, the Company released $87.1 million of its valuation allowance associated with the U.S. federal and state deferred tax assets during the year ended January 31, 2025.
The IRA was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a new 15 percent corporate minimum tax, a new one percent excise tax on stock buybacks, additional IRS funding to improve taxpayer compliance, and other items. During both the three and nine months ended October 31, 2025, the Company paid nil and $1.9 million in excise taxes associated with the 2024 Share Repurchase Program. As of October 31, 2025, the Company has accrued $1.0 million of excise taxes associated with the 2025 Share Repurchase Program. At this time, none of the IRA tax provisions are expected to have a material impact to the Company’s fiscal year 2026 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IRA.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The OBBBA includes significant changes, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing, and the business interest expense limitation. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. After assessing the impact of the OBBBA, the Company concluded that it did not have a material impact on the Company’s condensed consolidated financial statements, as well as its annual estimated effective tax rate.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
13. Restructuring Charges
In May 2024, the Company implemented an approved plan for restructuring its global workforce by approximately 3% to reduce operating costs and better align its workforce with the needs of its business. The majority of the associated costs, including severance and benefits, were incurred in the second quarter of fiscal year 2025. For the three and nine months ended October 31, 2024, the Company incurred a total of $3.0 million in restructuring costs.
In February 2025, the Company implemented an approved plan for restructuring its global workforce by approximately 12% to help position the Company for long-term success by realigning employee costs with the current business and freeing up capital for incremental investments. The majority of the associated costs, including severance, benefits and the acceleration of equity awards, were incurred in the first half of fiscal 2026. For the three and nine months ended October 31, 2025, the Company incurred restructuring costs of $0.5 million and $15.9 million, respectively, which includes stock-based compensation expense of nil and $0.9 million, respectively.
Changes in the Company’s restructuring liability for the periods presented are set forth in the table below:

	Nine Months Ended October 31,
(in thousands)	2025	2024
Accrual, beginning of period	$—	$—
Restructuring charges	14,993	2,965
Cash Payments	(13,601)	(2,550)
Accrual, end of period	$1,392	$415
Restructuring liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheet, the majority of which is expected to be paid in the fourth quarter of fiscal 2026.
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
15. Related Party Transactions
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, the Company’s Founder and Chairman, in connection with the provision of digital training services to the Company’s employees and certain Sprinklr customers. The Company paid approximately $0.1 million and nil in connection with the digital training services provided to employees during the three months ended October 31, 2025 and 2024, respectively. The Company paid approximately $0.1 million to Lyearn in connection with the digital training services provided to employees during each of the nine months ended October 31, 2025 and 2024, respectively.
The Company paid approximately $0.1 million to Lyearn in connection with the digital training services provided to a customer during each of the nine months ended October 31, 2025 and 2024. There were no payments in connection with the digital training services provided to a customer during each of the three months ended October 31, 2025 and 2024.
The Company recognized expenses of $0.1 million during each of the three months ended October 31, 2025 and 2024, related to the arrangements. The Company recognized expenses of $0.2 million during each of the nine months ended October 31, 2025 and 2024, related to the arrangements. As of October 31, 2025 and January 31, 2025, the Company had outstanding payables of nil and $0.1 million, respectively, related to the arrangements.
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
Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies and government departments along with non-profit and educational institutions. Our customers are located in over 80 countries, and our AI-based CXM platform recognizes over 150 languages. We define our large customers as customers with greater than or equal to $1.0 million in subscription revenue on a trailing 12-month basis, as of the period presented. As of October 31, 2025, we had 145 large customers, compared to 147 as of October 31, 2024.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. As of October 31, 2025, our RPO expected to be recognized as revenue was $857.6 million and our cRPO was $562.2 million.

Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes subscription revenue from new customers. Our NDE, on a trailing 12-month basis, was 102.3% and 107.3% for the 12-month periods ending October 31, 2025 and 2024, respectively. The decrease year-over-year was driven by elevated churn and down-selling of certain existing customers, partially driven by the current macroeconomic environment.
Macroeconomic Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, the Russia-Ukraine and Israel-Hamas wars and the recent and any future U.S. government shutdown, have led to economic uncertainty both in the United States and globally. Historically, during periods of economic uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses. While we have experienced growing inflationary pressures on the cost of wages, rent and data, the net result of inflationary impacts and our efforts to mitigate these impacts have not been material to us during the periods included in this report. In addition, general economic weakness may lead to longer collection cycles for payments due from our customers and an increase in customer provision for credit losses, as well as restructuring initiatives and associated expenses, and customers and potential customers may require extended financial concessions, which could result in adjustments to revenue recognition.
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
Restructuring Expense
Restructuring expense includes costs associated with the global workforce reductions implemented in fiscal years 2026 and 2025. The majority of these costs consist of severance, benefits and the acceleration of equity awards.
Other Income, Net
Other income, net, consists of interest income on invested cash and cash equivalents and marketable securities, foreign currency transaction gains and losses and other expenses and gains.

Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and U.S. jurisdictions in which we conduct business. Our annual estimated effective tax rate differed from the U.S. federal statutory rate in fiscal 2026 primarily due to the impact of non-deductible items, stock-based compensation and foreign tax rate differential on non-U.S. income and withholding taxes, as well as changes in our uncertain tax positions. Our annual estimated effective tax rate differed from the U.S. federal statutory rate in fiscal 2025 primarily due to a full valuation allowance related to our U.S. deferred tax assets, partially offset by U.S. current state taxes and foreign tax rate differential on non-U.S. income and discrete items relating to releases of valuation allowances in certain foreign jurisdictions.
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Revenue:
Subscription	$190,295	$180,634	$562,895	$535,856
Professional services	28,773	20,055	73,713	57,999
Total revenue	219,068	200,689	636,608	593,855
Costs of revenue:
Costs of subscription (1)	45,400	35,723	130,763	102,599
Costs of professional services (1)	28,182	22,126	72,888	60,342
Total costs of revenue	73,582	57,849	203,651	162,941
Gross profit	145,486	142,840	432,957	430,914
Operating expense:
Research and development (1)	24,707	23,298	70,680	69,063
Sales and marketing (1)	75,011	78,395	216,665	243,369
General and administrative (1)	33,687	34,123	103,685	102,006
Restructuring (1)	530	(865)	15,859	2,965
Total operating expense	133,935	134,951	406,889	417,403
Operating income	11,551	7,889	26,068	13,511
Other income, net	5,763	5,495	20,162	19,409
Income before provision for income taxes	17,314	13,384	46,230	32,920
Provision for income taxes	14,410	2,929	32,279	9,990
Net income	$2,904	$10,455	$13,951	$22,930

(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Costs of subscription	$312	$335	$800	$945
Costs of professional services	844	400	1,962	1,081
Research and development	4,347	2,896	12,437	8,304
Sales and marketing	6,366	5,091	18,785	16,497
General and administrative	8,512	6,508	28,115	17,350
Restructuring	—	—	866	—
Stock-based compensation expense, net of amounts capitalized	$20,381	$15,230	$62,965	$44,177

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue (1):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue:
Subscription	87%	90%	88%	90%
Professional services	13%	10%	12%	10%
Total revenue	100%	100%	100%	100%
Costs of revenue:
Costs of subscription	21%	18%	21%	17%
Costs of professional services	13%	11%	11%	10%
Total costs of revenue	34%	29%	32%	27%
Operating expense:
Research and development	11%	12%	11%	12%
Sales and marketing	34%	39%	34%	41%
General and administrative	15%	17%	16%	17%
Restructuring	0%	0%	2%	0%
Total operating expense	61%	67%	64%	70%
Operating income	5%	4%	4%	2%
Other income, net	3%	3%	3%	3%
Income before provision for income taxes	8%	7%	7%	6%
Provision for income taxes	7%	1%	5%	2%
Net income	1%	5%	2%	4%
(1) Totals may not foot due to rounding
Comparison of the Three Months Ended October 31, 2025 and 2024
Revenue

	Three Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Subscription	$190,295	$180,634	$9,661	5%
Professional services	28,773	20,055	8,718	43%
Total revenue	$219,068	$200,689	$18,379	9%
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
Costs of Revenue and Gross Margin

	Three Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Costs of subscription revenue	$45,400	$35,723	$9,677	27%
Costs of professional services revenue	28,182	22,126	6,056	27%
Total costs of revenue	$73,582	$57,849	$15,733	27%
Gross margin - subscription	76%	80%
Gross margin - professional services	2%	(10)%

The increase in costs of subscription revenue was primarily due to a $8.3 million increase in third-party data, cloud and network infrastructure costs, partially attributable to increased customer demand as well as higher rates from our third-party providers.
The increase in costs of professional services revenue was primarily due to (i) a $3.0 million increase in subcontractor costs as a result of higher partner delivery costs associated with increased professional services revenue and (ii) higher personnel-related costs of $2.4 million, partially driven by increased bonus accrual versus prior year.
Gross margin for subscription decreased by four percentage points, primarily driven by increased costs associated with third-party cloud infrastructure and data. Gross margin for professional services increased by twelve percentage points, largely driven by the delivery and implementation of various CCaaS projects.
Research and Development Expense

	Three Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Research and development	$24,707	$23,298	$1,409	6%
% of revenue	11%	12%
The increase in research and development expense was primarily due to (i) increased subcontractor and consulting costs of $0.8 million as a result of quality improvement projects implemented in the current fiscal year and (ii) higher personnel costs of $0.8 million, resulting from higher stock compensation, which was primarily driven by new grants during fiscal year 2026. The higher personnel costs were partially offset by cost savings associated with the restructuring activities we implemented in the second quarter of fiscal year 2025 and the first quarter of fiscal year 2026.
Sales and Marketing Expense

	Three Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$75,011	$78,395	$(3,384)	(4)%
% of revenue	34%	39%
The decrease in sales and marketing expense was primarily due to (i) a decrease in personnel costs of $2.1 million related to lower sales headcount as a result of the restructuring activities we implemented in the first quarter of fiscal year 2026 and second quarter of fiscal year 2025, (ii) decreased software subscription costs of $0.4 million and (iii) lower consulting costs of $0.3 million as a result of an enablement program that was completed during fiscal year 2025.
General and Administrative Expense

	Three Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$33,687	$34,123	$(436)	(1)%
% of revenue	15%	17%
The decrease in general and administrative expense was primarily due to lower consulting costs of $4.6 million. This decrease was partially offset by an increase in personnel costs of $4.1 million, primarily driven by increased stock compensation expense, mostly related to equity grants during fiscal year 2026 and the fourth quarter of fiscal year 2025.
Restructuring Expense

	Three Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Restructuring	$530	$(865)	$1,395	(161)%
% of revenue	—%	—%
The increase in restructuring expense was due to current quarter restructuring costs associated with delays in employee notifications. The fiscal year 2025 amount relates to reversals in restructuring charges recorded in the third quarter of fiscal year 2025 related to the reduction in global workforce implemented in the second quarter of fiscal year 2025. Refer to Note 13, Restructuring Charges, included in Part I, Item 1 of this Form 10-Q for additional information.

Other Income, Net

	Three Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Other income, net	$5,763	$5,495	$268	5%
% of revenue	3%	3%
The increase in other income, net was primarily due to an increase of $1.2 million associated with net foreign currency gains, partially offset by a $1.0 million decrease in interest income from our money market and short-term investment accounts as a result of lower average interest rates and lower average balances in these accounts.
Provision for Income Taxes

	Three Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Provision for income taxes	$14,410	$2,929	$11,481	392%
% of revenue	7%	1%
The increase in provision for income tax relates primarily to the impact of including U.S. profit before tax in the annual effective tax rate computation for the three months ended October 31, 2025. For the three months ended October 31, 2024, we were in a valuation allowance position and therefore did not include U.S. profit before tax in the annual effective tax rate computation. The provision for income tax for the three months ended October 31, 2025 also includes a $3.3 million discrete income tax charge for non-deductible stock-based compensation and a $6.2 million discrete income tax charge for changes to our uncertain tax positions related to our non-U.S. entities.
Comparison of the Nine Months Ended October 31, 2025 and 2024
Revenue

	Nine Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Subscription	$562,895	$535,856	$27,039	5%
Professional services	73,713	57,999	15,714	27%
Total revenue	$636,608	$593,855	$42,753	7%
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
Costs of Revenue and Gross Margin

	Nine Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Costs of subscription revenue	$130,763	$102,599	$28,164	27%
Costs of professional services revenue	72,888	60,342	12,546	21%
Total costs of revenue	$203,651	$162,941	$40,710	25%
Gross margin - subscription	77%	81%
Gross margin - professional services	1%	(4)%
The increase in costs of subscription revenue was primarily due to an increase of $25.9 million in third-party data, cloud and network infrastructure costs, partially attributable to increased customer demand as well as higher rates from our third-party providers.
The increase in costs of professional services revenue was primarily due to (i) a $6.8 million increase in subcontractor costs as a result of higher partner delivery costs associated with increased professional services revenue and (ii) higher personnel-related costs of $4.7 million, partially driven by increased bonus accrual versus prior year.

Gross margin for subscription decreased by four percentage points, primarily driven by increased costs associated with third-party data, cloud and network infrastructure. Gross margin for professional services increased by five percentage points, largely driven by driven by the delivery and implementation of various CCaaS projects.
Research and Development

	Nine Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Research and development	$70,680	$69,063	$1,617	2%
% of revenue	11%	12%
The increase in research and development expense was primarily due to (i) a $1.9 million increase in subcontractor and consulting costs, as a result of quality improvement projects implemented in the current fiscal year, and (ii) a $1.6 million increase in software subscription costs. These increases were partially offset by a $2.3 million decrease as a result of an increase in capitalized research and development costs.
Sales and Marketing Expense

	Nine Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$216,665	$243,369	$(26,704)	(11)%
% of revenue	34%	41%
The decrease in sales and marketing expense was primarily due to (i) a decrease in personnel-related costs of $20.6 million, primarily due to lower sales headcount as a result of the restructuring activities we implemented in the first quarter of fiscal year 2026, and (ii) a decrease in other marketing-related costs of $4.2 million.
General and Administrative Expense

	Nine Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$103,685	$102,006	$1,679	2%
% of revenue	16%	17%
The increase in general and administrative expense was primarily due (i) a $16.5 million increase in personnel-related costs driven by increased stock compensation expense, primarily related to new grants during fiscal year 2026 and the fourth quarter of fiscal year 2025, (ii) an increase in professional and related fees of $2.6 million and (iii) an increase in costs associated with company meetings and events of $0.7 million as a result of an increase in leadership events during fiscal year 2026. These increases were partially offset by (i) lower provision for credit losses of $10.1 million as a result of increased reserves for certain customers that we deemed to be uncollectible accounts during the second quarter of fiscal year 2025 and (ii) lower consulting costs of $8.0 million.
Restructuring Expense

	Nine Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Restructuring	$15,859	$2,965	$12,894	435%
% of revenue	2%	—%
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

Other Income, Net

	Nine Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Other income, net	$20,162	$19,409	$753	4%
% of revenue	3%	3%
The increase in other income, net was primarily attributable to a $6.3 million increase in net foreign currency gains, partially offset by a $5.4 million decrease in interest income from our money market and short-term investment accounts as a result of lower interest rates and lower average balances in these accounts.
Provision for Income Taxes

	Nine Months Ended October 31,
(in thousands)	2025	2024	$ Change	% Change
Provision for income taxes	$32,279	$9,990	$22,289	223%
% of revenue	5%	2%
The increase in provision for income tax relates primarily to the impact of including U.S. profit before tax in the annual effective tax rate computation for the nine months ended October 31, 2025. For the nine months ended October 31, 2024, we were in a valuation allowance position and therefore did not include U.S. profit before tax in the annual effective tax rate computation. The provision for income tax for the nine months ended October 31, 2025 also includes a $7.8 million discrete income tax charge for non-deductible stock-based compensation and a $6.6 million discrete income tax charge for changes to our uncertain tax positions related to our non-U.S. entities.

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
We define these non-GAAP financial measures as the respective U.S. GAAP measures, excluding, as applicable, stock-based compensation expense and related charges, amortization of stock-based compensation expense associated with capitalized internal-use software, amortization of acquired intangible assets, release of U.S. federal and state valuation allowances, and the estimated tax effect related to the non-GAAP items, as well as other one-time charges, such as restructuring charges, costs associated with acquisitions, non-recurring litigation costs and facility exit costs. We believe that it is useful to exclude these items in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies over multiple periods.
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

A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Non-GAAP gross profit and non-GAAP gross margin:
U.S. GAAP gross profit	$145,486	$142,840	$432,957	$430,914
Stock-based compensation expense and related charges(1)	1,163	740	2,788	2,064
Amortization of stock-based compensation expense - capitalized internal-use software	627	582	1,968	1,613
Non-GAAP gross profit	$147,276	$144,162	$437,713	$434,591
Gross margin	66%	71%	68%	73%
Non-GAAP gross margin	67%	72%	69%	73%

Non-GAAP operating income:
U.S. GAAP operating income	$11,551	$7,889	$26,068	$13,511
Stock-based compensation expense and related charges(2)	20,575	15,376	62,789	45,243
Amortization of acquired intangible assets	—	18	—	118
Amortization of stock-based compensation expense - capitalized internal-use software	627	582	1,968	1,613
Non-recurring litigation costs(3)	232	—	1,817	—
Restructuring costs(4)	530	(865)	15,859	2,965
Non-GAAP operating income	$33,515	$23,000	$108,501	$63,450
Operating margin	5%	4%	4%	2%
Non-GAAP operating margin	15%	11%	17%	11%
(1) Employer payroll tax related to stock-based compensation for the periods ended October 31, 2025 and 2024 was immaterial as it relates to the impact to gross profit.
(2) Includes $0.2 million and $0.1 million of employer payroll tax related to stock-based compensation expense for the three months ended October 31, 2025 and 2024, respectively, and $0.7 million and $1.1 million of employer payroll tax related to stock-based compensation expense for the nine months ended October 31, 2025 and 2024, respectively.
(3) Relates to costs associated with litigation that arise outside of the ordinary course of business.
(4) Includes $0.1 million and $0.8 million of employer payroll tax related to the February 2025 restructuring for the three and nine months ended October 31, 2025, respectively.

	Three Months Ended October 31,
	2025			2024
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income reconciliation to net income
Net income	$2,904	$0.01	$0.01	$10,455	$0.04	$0.04
Add:
Stock-based compensation expense and related charges(1)	20,575	0.09	0.09	15,376	0.06	0.06
Amortization of acquired intangible assets	—	—	—	18	—	—
Amortization of stock-based compensation expense - capitalized internal-use software	627	—	—	582	—	—
Income tax expense(2)	4,198	0.02	0.02	—	—	—
Non-recurring litigation costs(3)	232	—	—	—	—	—
Restructuring costs(4)	530	—	—	(865)	—	—
Total additions, net	26,162	0.11	0.11	15,111	0.06	0.06
Non-GAAP net income	$29,066	$0.12	$0.12	$25,566	$0.10	$0.10
Weighted-average shares outstanding		244,916	252,054		253,807	261,972

	Nine Months Ended October 31,
	2025			2024
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income reconciliation to net income
Net income	$13,951	$0.06	$0.05	$22,930	$0.09	$0.08
Add:
Stock-based compensation expense and related charges(1)	62,789	0.24	0.24	45,243	0.17	0.17
Amortization of acquired intangible assets	—	—	—	118	—	—
Amortization of stock-based compensation expense - capitalized internal-use software	1,968	0.01	0.01	1,613	0.01	0.01
Income tax expense(2)	(1,173)	—	—	—	—	—
Non-recurring litigation costs(3)	1,817	0.01	0.01	—	—	—
Restructuring costs(4)	15,859	0.06	0.06	2,965	0.01	0.01
Total additions, net	81,260	0.32	0.32	49,939	0.19	0.19
Non-GAAP net income	$95,211	$0.38	$0.37	$72,869	$0.28	$0.27
Weighted-average shares outstanding		251,934	260,266		262,030	275,109
(1) Includes $0.2 million and $0.1 million of employer payroll tax related to stock-based compensation expense for the three months ended October 31, 2025 and 2024, respectively, and $0.7 million and $1.1 million of employer payroll tax related to stock-based compensation expense for the nine months ended October 31, 2025 and 2024, respectively.
(2) Represents the Company’s current and deferred income tax expense commensurate with the non-GAAP measure of profitability using a non-GAAP tax rate of 26% for the three and nine months ended October 31, 2025. The Company uses an annual projected tax rate in its computation of the non-GAAP income tax provision, and excludes the direct impact of stock-based compensation, employer tax costs related to stock-based compensation, intangible amortization expense, amortization of stock-based compensation expense associated with capitalized internal-use software, non-recurring litigation costs and restructuring costs.
(3) Relates to costs associated with litigation that arise outside of the ordinary course of business.
(4) Includes $0.1 million and $0.8 million of employer payroll tax related to the February 2025 restructuring for the three and nine months ended October 31, 2025, respectively.

(in thousands)	Nine Months Ended October 31,
Free cash flow:	2025	2024
Net cash provided by operating activities	$138,528	$72,225
Purchase of property and equipment	(839)	(5,000)
Capitalized internal-use software	(11,716)	(9,609)
Free cash flow	$125,973	$57,616
Liquidity and Capital Resources
Overview
As of October 31, 2025, our principal sources of liquidity were $189.6 million of cash and cash equivalents and $290.8 million of highly liquid marketable securities. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.
Cash Collateral Agreements and Restricted Cash
In April 2023, we entered into cash collateral agreements with Silicon Valley Bank in lieu of a letter of credit facility, which are associated with certain leases. Approximately $1.1 million is outstanding on these cash collateral agreements as of October 31, 2025, which we have classified within restricted cash. As of October 31, 2025, nil and $1.1 million of this restricted cash is recorded within prepaid expenses and other current assets and within other non-current assets, respectively, on the condensed consolidated balance sheets.
Starting in 2023, we entered into cash collateral agreements with J.P. Morgan Bank in lieu of a credit facility, through which approximately $7.3 million is outstanding as of October 31, 2025. As of October 31, 2025, $1.2 million of this restricted cash is recorded within prepaid expenses and other current assets and $6.1 million is recorded within other non-current assets on the condensed consolidated balance sheets.
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
On June 4, 2025, we announced that our board of directors had authorized and approved a share repurchase plan (the “2025 Share Repurchase Program”), whereby we were authorized to repurchase up to $150 million of Class A common stock. During the three and nine months ended October 31, 2025, the Company repurchased 1,121,854 and 17,616,548 shares, respectively, of its Class A common stock for an aggregate cost of $9.9 million and $150.4 million, respectively, including commissions. All of the shares repurchased have been returned to our authorized but unissued share reserve. During the third quarter of fiscal year 2026, the Company completed the full purchase authorization of $150 million under the 2025 Share Repurchase Program. For additional information regarding the 2025 Share Repurchase Program, see “Issuer Purchases of Equity Securities” included in Part II, Item 2 of this Form 10-Q and Note 9, Stockholders’ Equity, included in Part I, Item 1 of this Form 10-Q.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended October 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$138,528	$72,225
Net cash provided by investing activities	$39,212	$109,996
Net cash used in financing activities	$(135,594)	$(251,551)
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
Operating Activities
For the nine months ended October 31, 2025, cash provided by operating activities was $138.5 million, which consisted of net income of $14.0 million, adjusted for non-cash expenses of $95.4 million and $29.2 million of net cash flows provided as a result of changes in operating assets and liabilities. The $29.2 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected an $133.4 million decrease in accounts receivable due to collections outpacing billings. This increase to cash flow from operations was partially offset by (i) a $73.9 million decrease in deferred revenue as a result of recognized revenue exceeding billings, (ii) a $20.3 million increase in prepaid expenses and other current assets due to higher capitalized commissions, (iii) a $1.5 million increase in accrued expenses and other current liabilities primarily due to the timing of commission payments and (iv) a $6.2 million decrease in operating lease liabilities due to ongoing payments for leased properties.
For the nine months ended October 31, 2024, cash provided by operating activities was $72.2 million, which consisted of net income of $22.9 million, adjusted for non-cash expenses of $67.0 million and $17.7 million of net cash flows used as a result of changes in operating assets and liabilities. The $17.7 million of net cash flows used as a result of changes in our operating assets and liabilities reflected an $80.7 million decrease in accounts receivable due to collections outpacing billings. This increase to cash flows from operations was partially offset by (i) a $60.5 million decrease in deferred revenue as a result of recognized revenue exceeding billings, (ii) a $21.9 million decrease in accrued expenses and other current liabilities primarily due to the timing of bonus and commission payments, (iii) a $9.1 million increase in prepaid expenses and other current assets due to higher prepaid hosting and data costs, and (iv) a $3.9 million decrease in operating lease liabilities due to ongoing payments for leased properties.
Investing Activities
For the nine months ended October 31, 2025, cash provided by investing activities was $39.2 million and primarily consisted of $416.0 million of sales and maturities of marketable securities. This increase in cash flows from investing activities was partially offset by $363.9 million of purchases of marketable securities and $11.7 million in capitalized internal-use software costs.
For the nine months ended October 31, 2024, cash provided by investing activities was $110.0 million and primarily consisted of $453.9 million of sales and maturities of marketable securities, partially offset by $329.3 million of purchases of marketable securities.
Financing Activities
For the nine months ended October 31, 2025, cash used in financing activities was $135.6 million, which consisted of payments for the 2025 Share Repurchase Program of $152.3 million, offset by $13.9 million of proceeds from the exercise of stock options and proceeds from the purchase of stock under our 2021 Employee Stock Purchase Plan (“ESPP”) of $2.8 million.

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
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2025. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended October 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our business depends on our customers renewing their subscriptions and on us expanding our sales to existing customers.. Any decline in our customer renewals or expansion would harm our business, results of operations and financial condition.
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
Our revenue was $219.1 million and $200.7 million for the three months ended October 31, 2025 and 2024, respectively, and $636.6 million and $593.9 million for the nine months ended October 31, 2025 and 2024. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We have incurred significant losses in the past, and we had an accumulated deficit of $763.5 million and $626.1 million as of October 31, 2025 and January 31, 2025, respectively. While we have experienced revenue growth in recent periods and periods of profitability, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or maintain profitability in the future. We expect that our costs will increase over time and we could incur future losses, as we expect to invest significant additional funds in our business. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:
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
While we do not believe that any of our competitors currently offer a full suite of Unified-CXM solutions that competes across the breadth of our Unified-CXM platform, certain features of our Unified-CXM platform compete in particular segments of the overall Unified-CXM category. Our main competitors include, among others, experience management solutions, including social media management and social listening solutions, home-grown tools, customer service and support solutions, such as social messaging, conversational and Agentic AI, CCaaS solutions, customer feedback management and Voice of the Customer solutions, content marketing, and social advertising solutions, and consulting firms and customer relationship management and enterprise resource planning solutions. Further, other established SaaS providers and other technology companies not currently focused on Unified-CXM may expand their services to compete with us. Some of our competitors may be able to offer products or functionality similar to ours at a more attractive price than we can or do, including by integrating or bundling such products with their other product offerings. Additionally, some potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal Unified-CXM solutions.

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
Finally, a key element of our Unified-CXM value proposition is our ability to integrate solicited and unsolicited sources of structured and unstructured data. An important part of this is our social listening capabilities, which have a dependency on the application programming interfaces (“APIs”) that different channel owners provide (e.g., X, Meta, Snap, etc.). If those channel providers significantly alter their API capabilities, technical or legal limitations, or monetization models, that could have a negative impact in our overall value proposition.

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
We currently serve our customers from third-party data centers and cloud computing providers located around the world. Some of these facilities are located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, severe weather events, power loss, computer or telecommunication failures, service outages or losses, and similar events. They also may be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct or cybersecurity issues, including attacks enhanced or facilitated by artificial intelligence (“AI”), human error, terrorism, improper operation, unauthorized entry and data loss. In addition, our third-party data centers and cloud computing providers have experienced, and may in the future experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. Consequently, we may be subject to service disruptions, as well as failures to provide adequate support, for reasons that are outside of our direct control. Such service disruptions could result in interruptions to our services to customers or damage to, or loss or compromise of, our data and our customers’ data, including personal data. Any impairment of our or our customers’ data or interruptions in the functioning of our services due to interruptions, delays or outages in service from our third-party data centers and cloud computing providers may reduce our revenue, increase our operations costs, result in significant fines, cause us to issue credits or pay penalties, subject us to claims for indemnification and other claims, litigation or disputes, result in regulatory investigations or other inquiries, cause our customers to terminate their subscriptions and adversely affect our reputation, renewal rates and our ability to attract new customers.
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
We use AI tools in our business operations for internal and external uses. Specifically, our employees and personnel use AI technologies to support their work and our internal business operations, including, for example, to generate source code used in our products and systems. Output from generative AI may infringe on third-party intellectual property rights without us being aware. Moreover, advanced AI tools, which may produce content indistinguishable from that generated by humans, have a number of benefits, risks, and liabilities, some still unknown. Recent decisions of governmental entities and courts (such as the U.S. Copyright Office, U.S. Patent and Trademark Office, and U.S. Court of Appeals for the Federal Circuit) interpret U.S. copyright and patent law as limited to protecting works and inventions created by human authors and inventors, respectively. We are therefore unlikely to be able to obtain U.S. copyright or patent protection for works or inventions wholly created by a generative AI tool, and our ability to obtain U.S. copyright and patent protection for source code, text, images, inventions, or other materials, which are developed with some use of AI tools, such as generative AI, may be limited, if available at all. Likewise, the availability of intellectual property protections in other countries is similarly unclear. Additionally, our use of third-party generative AI tools to develop source code, text, images, inventions, or other materials may expose us to greater risks than utilizing contracted human developers, as third-party generative AI vendors may not provide warranties or indemnities with respect to the output generated by such generative AI tools, and generative AI tools may also provide output that appears correct but is erroneous. Furthermore, while we have policies in place to facilitate the use of approved tools, some unapproved generative AI tools may be used under terms that do not protect the confidentiality of the prompts or inputs that users submit to such tools and may use prompts or inputs to train shared AI models, potentially resulting in third-party users receiving outputs containing information from prompts or inputs (including confidential, competitive, proprietary, or personal data) that we submitted to the tool.
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
Use of AI or generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development, maintenance and operation of deep learning datasets. Further, some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to adopt AI or generative AI products. Accordingly, adoption of generative AI features in our products and marketing our products as AI or generative AI products could reduce or delay customer adoption. For example, AI and generative AI use machine learning techniques, including, but not limited to, algorithms, natural language processing and/or content creation, which, depending on the model and the intended use case, may lead to flawed, biased, unexplained, and inaccurate results or outputs, which could lead to customer rejection or skepticism of such products or even potentially claims against us arising from customer reliance on erroneous or infringing outputs to its detriment. Emerging ethical issues surround the use of AI and generative AI, and if our deployment or development of AI or generative AI becomes controversial or is successfully and adversely challenged by our current or prospective customers, we may be subject to reputational risk. Any sensitive information (including confidential, competitive, proprietary, or personal data) that our customers input into the third-party generative AI features in our products (or that we input into generative AI tools that we use) could be leaked, disclosed to others or used for improper purposes, including if sensitive information is used to train our own AI or the third parties’ generative AI models, in breach of our contractual agreements. While we have processes and practices designed to ensure that we have the necessary rights to use source training data for training our AI, we may not in every instance be able to confirm that all of the information contained in such datasets has been obtained with the necessary permissions for us to use it for purposes of our AI. For example, we may use publicly available data to train our AI that contains information that was unlawfully acquired from third parties without our knowledge. While we have some tools that can be leveraged to help us avoid using personal data to train or fine-tune our AI, it may be difficult for us to avoid or identify all instances where personal data may be in the scope of the training data, even though it is not necessarily required. If we were to receive claims from third parties asserting rights against our use of certain datasets used to train our AI, it may be difficult or impossible to disentangle our trained models from the subject matter of the claims.

The disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Additionally, where our products ingest personal data or where they make connections using such data, these AI or generative AI processes may reveal or generate other personal or sensitive data over which we could lose control or impair our ability to fulfill certain data subject requests in compliance with certain privacy laws or contractual obligations to our customers, such as requests to delete certain personal data ingested by the product. Further, unauthorized use or misuse of generative AI by our employees, customers or others, including violation of internal policies or procedures or guidelines or contractual agreements and terms (including internal and external Acceptable Use policies or other policies and third-party terms), may result in disclosure or misuse of confidential company and customer data, reputational harm, privacy law violations, legal and contractual liability, or regulatory actions, including algorithmic disgorgement. Improper development, deployment, or onward use of AI and generative AI has the potential to result in biased outcomes and could lead to decisions that could harm certain individuals (or classes of individuals) and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. In addition, use of generative AI may also lead to novel and urgent cybersecurity risks (such as if a bad actor “poisons” the generative AI with bad inputs or logic), including the misuse of personal or business confidential data, which may adversely affect our operations and reputation.
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
Uncertainty in the legal regulatory regime relating to AI, as well as variation on AI regulations from jurisdiction to jurisdiction, may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws, the nature of which cannot be determined at this time as they continue to rapidly evolve and solidify. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted or are considering laws or guidelines governing the development and use of AI, such as the European Union’s Artificial Intelligence Act (“EU AI Act”) and Colorado’s Artificial Intelligence Act. For example, the EU AI Act imposes a number of obligations on various parties related to the development and use of certain AI-based systems, and additional jurisdictions are beginning to adopt or prepare for adoption of similar laws. These laws may be more restrictive than the EU AI Act and may render the use of such technologies challenging. While we aim to develop and use AI responsibly by attempting to identify and mitigate any issues associated with fairness, bias, transparency, or ethical or legal use of AI, we may be unsuccessful in identifying or resolving such issues. Further, use of our AI systems for unintended or improper use cases by customer users may alter the associated legal obligations upon Sprinklr, without our knowledge. We may not be able to detect, mitigate and remediate such misuse, and limitations of liability in contracts may be inadequate to address legal liability, fines, penalties and other regulatory actions resulting from such misuse. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI, particularly training AI using personal data. These obligations may make it harder for us to conduct our business using AI, develop innovative AI models and create potential for regulatory fines or penalties, require us to change our business practices, retrain our AI, prevent or limit our creation and use of AI or generative AI, or delete or require us to disgorge certain algorithms. For example, the U.S. Federal Trade Commission has required other companies to turn over or delete or disgorge valuable insights or trainings generated through the use of AI, or the AI models or algorithms themselves, where they allege the company has violated privacy and consumer protection laws.
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
In some cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to APIs and data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable, which may lead us to choose not to renew such agreements. We cannot accurately predict the potential impact of the termination of any of our agreements with social media networks and other data providers, including the impact on our access to the related APIs. There can be no assurance that following any such termination we would be able to maintain the current level of functionality of our platform in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations. In particular, X (formerly known as Twitter) provides us with certain data that supports our Unified-CXM platform pursuant to an agreement that expires on December 31, 2026. If our agreement with X expires, is not renewed on the same or similar terms or at all, or if it is terminated due to the failure or unwillingness of either party to perform its obligations thereunder, we may not be able to provide the same level of Unified-CXM insights to our customers and our business, results of operations and financial condition may be materially and adversely affected. In addition, we obtain data from data aggregators who, despite their commercial commitments to us, may not have the right to provide that data to us, and so could expose us to claims in the future, from the data sources or data owners.
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
During the nine months ended October 31, 2025, approximately 44% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.
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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of October 31, 2025, we owned 38 U.S. issued patents and 10 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (such as Section 5 of the Federal Trade Commission Act), and other laws, including wiretapping laws. For example, some privacy laws and other obligations require us or our customers to obtain consent to process personal data in certain circumstances. Some of our data processing practices may be subject to challenges or lawsuits under data privacy and communication laws, including, for example, under wiretapping laws, if we share customer information with third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. In addition, we must comply with the FCC’s regulations that require us to protect private customer information about their use of telecommunications services, known as customer proprietary network information. Our, or the third parties with whom we work, inability or failure to adhere to applicable requirements could result in adverse consequences, including class action litigation, mass arbitration demands and statutory fines for noncompliance. In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making, which, even if not directly applicable to Sprinklr as a data processor, may be applicable to our customers. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, under the California Consumer Privacy Act of 2018 (“CCPA”), noncompliance carries fines and also allows for a private right of action for certain data breaches. These laws, as well as other laws or regulations relating to data privacy and security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, may result in further uncertainty with respect to data privacy and security issues and will require us to dedicate additional resources and incur additional costs and expenses in an effort to comply. The enactment of various laws has prompted similar legislative developments in other states, which has created a patchwork of overlapping nuanced state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to personal data than federal, foreign or other state laws, which complicate compliance efforts. The federal government is also still considering comprehensive privacy legislation.
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

Europe and other jurisdictions have proposed or enacted laws requiring data to be localized in some limited circumstances or limiting the transfer of personal data to other countries. In addition, some customers have internal policy requirements or impose contractual obligations that may differ from, or be more burdensome than, applicable regulations. For example, European and other data protection laws, including the GDPR, place some restrictions on the ability of companies to freely transfer personal data to countries deemed to be inadequate for privacy purposes, and there are fairly rigorous restrictions regarding transfers of personal data from China. Other jurisdictions may also adopt stringent data localization and cross-border data transfer requirements and, in many circumstances, these may be requirements outside of the scope of privacy law, including industry-specific or national security requirements. With respect to data transfers under the GDPR, although there are currently various mechanisms that may be used to enable the transfer of personal data from the European Economic Area (“EEA”) and United Kingdom (“UK”) to the United States in compliance with the law, such as the EU-US Data Privacy Framework and the UK extension thereto (to which we are an active participant) and the European Union’s standard contractual clauses, these mechanisms continue to be subject to legal challenges, and there is no continued assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other countries with “inadequate” data protection regimes without the potential for future challenge. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions outside of the origin territory, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the prohibition on further transfers (including remote access by employees in support teams in certain regions), the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.
We also may become subject to new laws that regulate non-personal data. For example, the European Union’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. In addition, some of our customers may be subject to the European Union’s Digital Operational Resilience Act (DORA) and similar UK regulatory requirements on operational resilience. These laws may obligate our customers to impose contractual provisions on us, including certain mandatory third-party risk management provisions. If we fail to materially comply with these contractual requirements, we may be subject to investigations, audits or other adverse consequences. Moreover, in Europe, the European Union’s Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year. While NIS2 has not been transposed in all Member States of the European Union, we may become directly or indirectly subject to NIS2. Depending on how these new laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements and products to comply with such obligations.
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
We sometimes rely on certain data obtained from third-party data suppliers, and the sale of data to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining information from third parties carries risk to us as a data purchaser and onward provider to our customers. Regulators are increasingly scrutinizing the activities of third-party data suppliers, as well as those using the data from those third parties, and laws in the United States (including the CCPA and California Delete Act) and other jurisdictions, such as Europe (including GDPR and the ePrivacy Directive), are likewise regulating such activity. These laws pose additional, material compliance risks to such suppliers, and these suppliers may not be able to supply us with personal data in compliance with these laws. Such laws may make it difficult for our suppliers to provide the data as the costs associated with the data materially increase. For example, some data suppliers are required to register as data brokers under California, Vermont, Texas and Oregon law and file reports with regulators, which exposes them to increased scrutiny. Additionally, the California Delete Act requires the California Privacy Protection Agency to establish by January 1, 2026 a mechanism to allow California consumers to submit a single, verifiable request to delete all of their personal data held by all registered data brokers and their service providers. Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for our suppliers to provide data to us that the costs associated with the data materially increase or may materially decrease the availability of data that our data suppliers can provide to us. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, for example, where necessary by providing appropriate transparency notices to data subjects and obtaining necessary consents or where the data is not lawfully made available to us. In addition, there may be restrictions in their terms of use of which we are not aware.
In addition to data privacy and security laws, our contractual obligations relating to data privacy and security have become increasingly stringent due to changes in data privacy and security market practices and the expansion of our service offerings. For example, certain data privacy and security laws, such as the GDPR and the CCPA, require us to impose specific contractual restrictions on our service providers, and our customers are requiring broader and more extensive commitments. Failure to comply with such contractual obligations could increase our exposure to adverse customer actions, regulatory enforcement action, increase our compliance costs, and adversely affect our business.
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
Business partners and other third parties with a strong influence on how consumers interact with our products, such as Apple, Google, Meta, Microsoft and Mozilla, have and may continue to create new privacy controls or restrictions on their data, products and platforms, limiting the effectiveness of our services. With obligations relating to AI, data privacy and security changing and becoming increasingly stringent, and with some uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.
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
In addition, our Unified-CXM platform or other internal systems used for operating our business may be misconfigured or contain significant unmitigated weaknesses or vulnerabilities, resulting in a heightened exposure to internal and external threats. The processes used to implement technical and administrative controls to protect our systems and the data they contain may be ineffective, either in part or entirely. Our employees, contractors, partners, vendors and customers could create situations whereby critical controls are bypassed, deactivated or otherwise reduced in effectiveness, which could lead to the inadvertent exposure of confidential information, intellectual property or other sensitive information and heighten our exposure to security threats. Moreover, we may not have access to any effective control mechanisms that could mitigate these concerns or address new or advanced concerns. In the event that such weaknesses or vulnerabilities were exploited by internal or external threats, we could face adverse consequences, such as significant interruptions in our operations, loss of customers, loss of data and income, reputational harm, and diversion of funds.
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
We rely upon third parties and third-party technologies to operate critical business systems and to process confidential information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. While we require the third parties with whom we work to process confidential information on our behalf to meet certain security requirements and give contractual commitments to us regarding their data processing activities, our ability to monitor these third parties’ information security practices is limited, and despite such assurance and commitments, these third parties may not have, or may not continue to have, adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages or protect our reputation, or we may be unable to recover any such awarded damages. Moreover, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or in the third parties’ with whom we work supply chains have not been compromised or that they do not contain exploitable vulnerabilities, defects or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services.
Additionally, the reliability and continuous availability of our platform and services is critical to our success. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware, software, and products, and those of the third parties with whom we work). However, our information systems may contain errors, defects, security vulnerabilities, or software bugs, some of which may be difficult to detect and correct, and some of these may pose a significant risk to our business and ability to provide our products and services, at any point in the product lifecycle, including when such vulnerabilities are first introduced or when new versions or enhancements of our platform are released. We have not always been able in the past and may be unable in the future to detect and remediate all such vulnerabilities in our information systems, including on a timely basis, and sometimes customer permission to remediate certain vulnerabilities may be required, which could result in further delays in timely remediation. Despite our efforts to identify and remediate vulnerabilities in, and related unauthorized access to, our information technology systems (including our products), our efforts may not be successful. Further, in some cases, these vulnerabilities may require immediate attention, but we may still experience delays in developing and deploying remedial measures designed to address any such vulnerabilities. Even if we have issued or otherwise made patches or information for vulnerabilities in our information systems, our customers may be unwilling or unable to deploy such patches or use such information effectively and in a timely manner. Vulnerabilities could be exploited and result in a security incident.
Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential information. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our Unified-CXM platform and our services and lead to the termination of our contracts by our customers and/or vendors and monetary penalties based on our agreements with said customers and/or vendors. We may expend significant resources or modify our business activities to try to remediate and protect against security incidents. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have in the past and may in the future be subject to attempted or successful cybersecurity attacks by third parties seeking unauthorized access to our or our customers’ confidential information or to disrupt our ability to provide our Unified-CXM platform.
Our data privacy and security obligations under certain applicable laws and our customer agreements require us to implement and maintain specific security measures, industry standards or reasonable security measures to protect our information technology systems and confidential information. We have in the past and may in the future fail, or be perceived to have failed, in implementing these privacy and security obligations. Such actual or perceived non-compliance by us or the third parties with whom we work could result in adverse consequences. In addition, we operate our products for the benefit of our customers who have certain documented responsibilities to maintain certain security controls, such as provisioning and deprovisioning users, in their respective environments without oversight or control by us. Our customers are responsible for using, configuring and otherwise implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. In certain cases, our customers may reject, weaken or incorrectly configure security controls provided by us to maintain the security of their environments, resulting in a loss of confidentiality or integrity of such customer’s data or processes. Such an event also may result in a compromise to our information technology systems or a security incident, or public disclosures and negative publicity for us and such customer, which may have a negative impact on our ability to achieve our corporate goals and could adversely affect our business, reputation, results of operations and financial condition. Such an event may also result in a compromise to our information technology systems or a security incident.
Applicable data privacy and security obligations, both legally and contractually, may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents or to take other actions, such as providing credit monitoring and identity theft protection services. Such notifications are costly, and the notifications or the failure to comply with such requirements could lead to adverse consequences, including breach of contract or applicable legislation. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); regulatory investigations or requests for information; additional reporting requirements and/or oversight; restrictions on processing confidential information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our Unified-CXM platform, deter new customers from using our Unified-CXM platform, and negatively impact our ability to grow and operate our business. Additionally, we may make statements that describe our efforts to respond to, mitigate and/or remediate security incidents. Although we endeavor to be as accurate as possible in our statements, we may at times fail to do so or be alleged to have failed to do so. Our statements related to our response to security incidents can subject us to potential government or legal action if they are found to be deceptive, misleading, or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, we may face litigation, disputes, claims, investigations, inquiries or other proceedings including, without limitation, by the U.S. Federal Trade Commission and federal, state and foreign regulators, which could adversely affect our business, reputation, results of operations and financial condition.
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
Additionally, our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase as a result of international tax developments, including the implementation of the Two-Pillar framework led by the Organization for Economic Co-operation and Development. This framework involves the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as “Pillar One”) and the imposition of a minimum effective corporate tax rate (referred to as “Pillar Two”). A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on our understanding of the applicable minimum revenue thresholds and applicable safe harbor and transitional rules, we expect that we do not currently fall within the scope of either Pillar One or Pillar Two rules. However, we anticipate that we may become subject to the Pillar Two rules in the foreseeable future, which could increase our overall tax obligations and result in additional material compliance costs. We are monitoring developments and evaluating the potential impact of the Pillar Two rules on our tax obligations, including our effective tax rate.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of October 31, 2025 beneficially held approximately 41.2% of our outstanding capital stock, but controlled approximately 87.5% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.
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
As of October 31, 2025, our directors, executive officers and their respective affiliates beneficially owned, in the aggregate, approximately 98.9% of our Class B common stock, and controlled approximately 87.8% of the voting power of our outstanding capital stock. As a result, our directors, executive officers and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction.
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
Future transfers of shares of Class B common stock, other than certain permitted transfers under our amended and restated certificate of incorporation, or the voluntary election by holders of shares of Class B common stock to convert the same into shares of Class A common stock will result, after the acquisition of such shares of Class B common stock by the Company, in the issuance by the Company to such holders of an equal number of shares of Class A common stock, which process will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. For example, as a result of the combined effect of recent conversions of Class B common stock and corresponding sales by our former Chief Executive Officer and founder and our stock repurchase programs, our largest stockholder, Hellman & Friedman LLC and its associated entities (“H&F”), controlled approximately 49.0% of the combined voting power of our Class A common stock and Class B common stock as of October 31, 2025. Accordingly, such future transfers or voluntary elections to convert shares of Class B common stock may result in H&F controlling greater than 50% of the combined voting power of our Class A common stock and Class B common stock.
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
None.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our repurchase of our Class A common stock during the three months ended October 31, 2025:

(in thousands, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2025 through August 31, 2025	1,122	$8.84	1,122	(c)
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
(c)As of October 31, 2025, the entire $150 million of repurchases authorized under the 2025 Share Repurchase Program has been completed.

Item 5. Other Information
Insider Trading Arrangements
During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Rory Read, President & Chief Executive Officer	Adoption	October 15, 2025	X		812,250(1)	June 15, 2026
Jacob Scott, General Counsel & Corporate Secretary	Adoption	October 15, 2025	X		276,415(2)	December 31, 2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) Includes up to 812,250 shares subject to restricted stock units (“RSUs”) previously granted to Mr. Read that will vest and be released to Mr. Read on or prior to December 15, 2025. The actual number of shares to be sold under the Rule 10b5-1 trading arrangement will be determined, in part, based on a cap on the net proceeds from their sale and is not determinable at this time.

(2) Includes (i) up to 50,455 shares that may have been previously sold pursuant to Mr. Scott’s Rule 10b5-1 trading arrangement adopted on March 21, 2025, which expires on December 31, 2025, (ii) 29,858 shares acquired from previously vested RSUs, (iii) 11,104 shares previously acquired pursuant to our employee stock purchase program (our “ESPP”) and (iv) up to 184,998 shares subject to RSUs previously granted to Mr. Scott that will vest and be released to Mr. Scott on or prior to December 15, 2026. The actual number of shares underlying such RSUs that will be released to Mr. Scott and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time. The actual number of shares to be sold under the Rule 10b5-1 trading arrangement also will include an undeterminable number of shares to be sold resulting from future purchases made pursuant to our ESPP.

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

10.1#	Transition, Separation and Release of Claims Agreement, by and between the Registrant and Manish Sarin, dated September 23, 2025.
10.2#	Employment Agreement, by and between the Registrant and Anthony Coletta, dated October 6, 2025.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page formatted as inline XBRL and contained in Exhibits 101.
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
Sprinklr, Inc.

Date: December 4, 2025	By:	/s/ Anthony Coletta
Anthony Coletta
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)