Form 10-K
period 2026-01-31
Sprinklr, Inc.
filed 2026-03-19
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on July 31, 2025 based on the closing price of $9.01 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $1.1 billion. This aggregate market value does not include shares of Class A common stock beneficially owned by each executive officer, director, and stockholder that the registrant has concluded is an affiliate of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 13, 2026, there were 147,704,641 shares of the registrant’s Class A common stock and 101,159,704 shares of the registrant’s Class B common stock, each with a par value of $0.00003 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended January 31, 2026.

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
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategy;
•our reliance on key talent and our ability to identify, recruit and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of global economic, political and market uncertainty, including as a result of fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, wars, terrorism and other military conflicts (including an escalation or geopolitical expansion of these conflicts) and the recent and any future U.S. government shutdown, on our business, financial condition and share price;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
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

Part I
Item 1. Business
Who We Are
Sprinklr provides a Unified Customer Experience Management (“Unified-CXM”) platform that helps organizations manage customer interactions across channels and teams. Our artificial intelligence (“AI”)‑native platform enables customer-facing teams, from Customer Service to Marketing, to collaborate across internal silos, communicate with customers across digital and traditional channels, and leverage AI to deliver better customer experiences at scale. Our mission is to empower companies to deliver next generation, unified journeys that reimagine the customer’s experience.
Overview
Companies are increasingly moving from transactional to unified customer experiences. This has been driven by a shift from traditional channels, like email and phone, to an ever-expanding universe of digital channels, like messaging, chat, text and social. Consumer experiences today are shaped by each interaction they have with a brand, which include physical, in-person engagements, as well as digital engagements through online customer support, websites, social media or AI tools. And, given how people connect and transact today, companies face challenges when customer interactions occur across disparate systems. To elevate the consumer experience, they seek to unify every touchpoint along the customer journey and strive to ensure seamless and consistent customer experiences in person and online. They want to instantly communicate with consumers who move fluidly across dozens of channels and resolve customer pain points in real-time and in personalized ways. For large enterprises, reliance on customer relationship management (“CRM”) systems and backward-looking customer information like names, addresses and birthdates is not sufficient to meet today’s demands for seamless conversational experiences or prepare for the future of 360-degree immersive experiences.
Sprinklr’s purpose is to provide an AI-native unified platform purpose-built to help enterprises unify Customer Experience Management (“CXM”) and bridge silos across the customer journey, tap into structured and unstructured signals and utilize AI to create a single view of customer engagement at scale. We do this by providing customer-facing teams with the capabilities they need to serve customers, share actionable insights and work together to improve customer experience outcomes. For more than a decade, we have worked with hundreds of the world’s most valuable and, in many cases, iconic brands to support their efforts to improve customer experiences, brand awareness and productivity, manage costs and mitigate brand-related risks.
As of January 31, 2026, we had 1,677 customers, including 59% of the Fortune 100 companies, compared to 1,930 customers as of January 31, 2025. While our total number of customers for the fiscal year ended January 31, 2026 decreased as compared to the prior fiscal year, the decrease was partly related to a strategic refinement of our customer profile and our increased focus on top-tier enterprise customers. As of January 31, 2026, we had 141 large customers with subscription revenue equal to or greater than $1.0 million for the trailing 12-month period, compared to 149 as of January 31, 2025. While the total number of customers with subscription revenue equal to or greater than $1.0 million also decreased year-over-year, the average subscription revenue per customer in the $1.0 million cohort has increased and exceeded $3.0 million for the most recent fiscal year.
Our customers include global enterprises across a broad array of industries and geographies, as well as marketing agencies, government departments, non-profit organizations and educational institutions. Our customers are located in more than 90 countries, and our AI-native Unified-CXM platform recognizes over 150 languages. We believe there is a significant opportunity to grow within our existing customer base as customers increase usage of existing products and/or add additional products across business units and geographies. The breadth of our platform also positions us to scale across more customer-facing teams to attract new buyers beyond traditional social media roles, such as the technology buying center, call center operations and data and insights teams, to name a few. Our operations are supported by an experienced global management team and a culture focused on the success of our customers, partners, stockholders and each other. Culture at Sprinklr is shaped by our core values, which underlie our framework for leadership and behaviors centered on customer obsession, teamwork, trust and accountability. These core values not only define how we work, but also enable us to attract and develop top talent that strives to deliver a premium experience for our customers.
Key Advantages of Our Unified-CXM Platform
Our expansive access to data, the unified customer context that powers our AI engine and the breadth of offerings across customer lifecycle enable us to transform insights into action. These three core differentiators serve as the foundation for our unified, AI-native, enterprise-grade platform. Our platform is built using a single codebase architecture and is powered by AI purpose-built for customer experience. We believe that Sprinklr AI combines the best of classical machine learning-based AI techniques, third-party large language models (“LLMs”) and in-house specialized LLMs to power end-to-end customer journeys. Our core differentiators are:
•UNIFIED data and customer context. We have created a unified platform architecture that allows organizations to listen to customers and prospects, learn from them, deliver customer service and create more personalized experiences across more than 30 channels, including messaging, live chat, text, social media and hundreds of millions of forums, blogs, news and review sites, as well as traditional channels such as voice and email. We believe that we are the only Unified-CXM platform that can persistently carry customer context across a variety of channels and every stage of the customer lifecycle – from discovery to purchase to care. Because all interactions run through a single unified platform and common codebase, brands gain a continuous, connected view of the customer rather than fragmented moments across disconnected systems. The architecture enables teams to orchestrate seamless journeys across marketing, feedback and care, while applying the more advanced and accurate AI techniques. The result is faster, more accurate insights with the governance, compliance and security enterprises require – delivered through a platform designed to build once and deploy everywhere.
•PURPOSE-BUILT AI for Customer Experience Management. With over a decade of development, we offer a broad set of AI capabilities leveraging traditional machine learning-based techniques, as well as generative and agentic AI. Sprinklr’s AI capabilities are designed to be purpose-built for Customer Experience Management, grounded in unified customer context across the enterprise. By capturing every interaction across channels and teams in a single platform and common data foundation, our AI understands customers holistically. We believe that this unified context enables a more accurate and complete class of AI. Sprinklr has spent more than a decade developing a comprehensive portfolio of machine learning, generative AI and agentic capabilities, tuned for the nuances of specific industries, languages and enterprise requirements. Today, we offer over 100 customer experience-focused AI capabilities, from autonomous agents and copilots to automated intelligence, root-cause analysis and next-best-action recommendations. Because these capabilities span the entire customer journey, organizations can manage the full spectrum of digital and traditional use cases in one platform. Sprinklr enables broad-based listening, cross-functional collaboration, skills-based workflows and customer-led guidance, all of which empower teams to make faster, more informed decisions, ultimately delivering consistent, extraordinary experiences at every level.
•ADVANCED listening, built for digitally led, real-time and conversational data, yielding actionable insights. Our platform was designed from the ground up to handle a massive scale of unstructured data. The platform captures over 450 million conversations and makes over 8 billion AI predictions every day, publishes over 160 million brand messages, including those published over live chat, and handles more than 200 million contact center interactions every month, while also tracking over 40,000 brands and influencers and managing over 4 billion profiles across all digital channels. We believe that the scale of our AI predictions, the scope of our digital identity management and our conversational capabilities are unmatched in the industry.
•SCALABLE enterprise-grade platform. We empower the largest global enterprises to serve their customers 24/7. Our architecture is designed to be scalable and flexible to meet the demands of today’s digital enterprises or organizations and to be deployed at scale to ingest massive amounts of data. Our Unified-CXM platform is designed to meet the industry security controls. For example, we are certified in International Organization for Standardization (“ISO”) 27001, maintain annual American Institute of CPAs (“AICPA”) System and Organization Controls (“SOC”) 1, SOC 2, and SOC 3 Type II reports and have an environment that is assessed under Payment Card Industry Data Security Standard (“PCI-DSS”) as Service Provider Level 1. We also assess specific features for compliance with the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), security and privacy controls and procure an AICPA accredited auditor report under Statements on Standards for Attestation Engagements (“SSAE”) 21. Our data privacy measures are designed to meet the requirements under applicable data protection laws such as the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”). We have been granted a Federal Risk and Authorization Management Program (“FedRAMP”) LI-SaaS Authority to Operate (“ATO”) to operate our solutions for United States federal agencies.
Sprinklr is recognized by leading industry analysts, including Gartner, Forrester, and IDC, across various customer experience and enterprise software categories. We are a Leader in the Gartner® Magic Quadrant™ for Content Marketing Platforms, Gartner® Magic Quadrant™ for Voice of the Customer Solutions, Forrester Wave™: Social Suites and Forrester Wave™: Digital Customer Interaction Solutions. Additionally, we have received strong rankings in Gartner® Magic Quadrant™ for Conversational AI, Forrester Wave™: Contact Center as a Service, Forrester Wave™: Customer Feedback Management, IDC Contact Center as a Service MarketScape, IDC Voice of the Customer MarketScape and the IDC MarketScape for Social Marketing Platforms.
Our Artificial Intelligence – Sprinklr AI
The core of our technology is Sprinklr AI, which is the foundation of our AI-native unified platform and integrated across a highly scalable and flexible architecture that powers every Sprinklr solution. We believe that our Unified-CXM platform is the first purpose-built, AI-native platform for the enterprise, designed with the security, compliance and governance measures large enterprises require. Over more than a decade, we’ve developed deep machine learning algorithms that automate insights and interactions, enabling our AI engine to process millions of structured and unstructured data points from countless channels and applications in real time. We believe that what differentiates Sprinklr is the unified customer context and unified data foundation underneath. By carrying signals across the entire lifecycle – solicited and unsolicited, unstructured and structured, across 70+ industries, dozens of functions, and 150+ languages – Sprinklr AI gains a uniquely comprehensive understanding of our brands’ customers. We believe that the breadth and continuity make our AI particularly well-suited for context-rich customer experience use cases that single-workflow or single channel systems cannot yet support.
Our AI is differentiated in the following ways:
•UNIFIED AI-READY data. Our platform ingests, processes and analyzes unstructured conversational data at massive scale – spanning social, digital and the open web – with over 450 million data points ingested. In addition to this, Sprinklr processes over 9 trillion tokens every month through its in-house LLMs and powers more than 160 million brand messages and 200 million contact center interactions monthly. All of this conversational data is already unified and connected within the Sprinklr platform by a shared and common taxonomy, enabling enterprises to get consistent insights at scale across all channels and customer touchpoints.
•MODEL-DYNAMIC approach to AI. We leverage a combination of traditional AI techniques, best-in-class third-party LLMs and in-house LLMs to power end-to-end customer and user journeys. Sprinklr aims to match the best model to every task, unlocking relevance, personalization and automation at scale. While we prescribe the most optimal model-mix, prompts and deployment strategies, more advanced enterprises can leverage AI+ Studio – the central AI console and configuration layer – to manage models and providers, control the prompt engineering layer, configure guardrails and personally identifiable information masking and manage their AI workflows across the Sprinklr platform.
•SELF-IMPROVING feedback loops. Sprinklr AI gets smarter with every interaction – learning from outcomes, continuously evaluating its own performance and generating recommendations for improvement. These insights are used to autonomously update prompts, standard operating procedures and knowledge, while keeping humans in the loop. Because Sprinklr operates on a unified model for humans and AI, both share the same context, switch fluidly between roles and learn from each other’s interactions.
•SPECIALIZED AI capabilities. We have highly specialized AI models across more than 60 industry verticals and sub-verticals and natively annotated across more than 150 languages. In addition to this, we have developed specialized in-house LLMs to power use cases such as sentiment analysis (platform-wide), conversational analytics, automated quality management and many others. This has led to improved accuracy, significant cost savings, improved operational efficiency with easier maintenance and faster turnaround time.
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
•The convergence of technology waves is changing how people connect and transact – with customers preferring to engage digitally, shoppers transacting on social media and purchasing decisions influenced by AI.
These new realities guide what we have built, providing solutions and capabilities that large enterprises can no longer afford to live without. Sprinklr offers four major product suites:
•Sprinklr Service. A suite of AI-based products and solutions that transforms fragmented interactions across voice, digital and social channels into cohesive, channel-less experiences powered by intelligent human-AI collaboration at enterprise scale.
•Sprinklr Social. A suite of AI-based products and solutions that unifies social media management across publishing, engagement, influencers, employee advocacy and analytics across 30+ channels – enabling enterprise-grade security, governance and automation.
•Sprinklr Insights. A suite of AI-native products and solutions that delivers real-time consumer intelligence and unlocks actionable insights by unifying the complete Voice of the Customer – capturing both direct and indirect signals – across social, digital and enterprise channels. By integrating Customer Feedback Management with always-on listening and AI-powered analytics, Sprinklr Insights helps enterprises eliminate blind spots, drive cross-functional action and transform every customer signal into a competitive advantage.

•Sprinklr Marketing. A suite of AI-based solutions that unifies campaign planning, content production, activation and reporting across paid and owned digital channels. It provides campaign workflow management and automation and delivers comprehensive reporting and insights while enabling collaboration, enterprise-grade governance and compliance.
Sprinklr offers modular packages and stock keeping units aligned to customers’ use cases across Sprinklr Service, Sprinklr Social, Sprinklr Insights and Sprinklr Marketing.
Sprinklr Unified-CXM Platform
A unified AI-native platform with four product suites. Purpose-built to consolidate listening and insights, social media management, campaign lifecycle management, paid advertising and customer service in one unified platform. The four key product suites that align to the needs of enterprises managing the customer journey are:
•Sprinklr Service
•Sprinklr Social
•Sprinklr Insights
•Sprinklr Marketing
The Sprinklr Unified-CXM architecture was built to manage all of these products on a single platform. Our Unified-CXM Platform provides the following common features and capabilities, which are shared across the platform and all products:
•Sprinklr AI. Purpose-built for Customer Experience Management, combining the best of traditional AI, third-party LLMs and in-house LLMs to power end-to-end customer journeys.
•AI+ Studio. Customers can gain full visibility and control over generative AI-powered capabilities across the Sprinklr platform. Manage models, providers, prompts, AI workflows and guardrails from a single place and scale with confidence. AI+ Studio also allows enterprises to configure and manage AI Agents and Copilots from a unified user interface.
•Sandbox. Sprinklr Sandbox offers an isolated test environment that mimics the live production environment, allowing users to practice with precision, create without consequences and change with confidence.
•Integrations. Sprinklr marketplace integrations include 80+ out-of-the-box connectors with CRMs, CDPs, DAMs, and Data Visualization, as well as with other enterprise platforms like Microsoft, Salesforce, Adobe, Google, Oracle, SAP and ServiceNow.
•APIs. Sprinklr provides a robust list of Restful web service application programming interfaces (“APIs”) to integrate data and execute processes with external systems.
•Active Data Retention. Customers have the ability to store Sprinklr’s platform data to stay on top of regulatory requirements, use historical data to address key operational needs and optimize campaigns based on past performance.
•Display. Display transforms data and content into high-impact, insights-driven experiences through an interactive digital signage solution for retail, digital out-of-home, stadium, broadcast TV and command centers.
•Presentations. Our Live Slide™ technology helps customers quickly create slides of live, real-time social and business data and content that are easily accessible for all stakeholders, empowering them to tell their story in a visually compelling way.
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
Customers choose from the following Sprinklr Service products, sold individually and in bundles:
•Sprinklr AI Agents. Customer-facing AI agents that drive immediate resolution for the customer and call deflection for brands. Sprinklr AI Agents get smarter with every interaction to power superior customer support and commerce experiences.
•Sprinklr Voice. Enables enterprises to modernize their contact center with AI-based inbound and outbound voice capabilities, including Interactive Voice Response, Automatic Call Distribution, Pairing and Routing, Call Controls, AI Agent Assist, AI-driven Nudges and Predictive Dialers, Omnichannel Workflows, Campaign Management and Contact Center Monitoring.
•Sprinklr VoiceConnect. A robust contact center connectivity layer that enables high-quality voice connections by integrating Sprinklr Service contact center as a service (“CCaaS”) software and telephony without the need for communications platform as a service (“CPaaS”) providers.

•Agent Copilot. Empowers contact center agents with real-time conversational assistance, automating routine tasks, providing real-time responses and nudges, and executing complex and custom workflows.
•Supervisor Copilot. Provides real-time conversational, context-aware guidance across contact center operations and performance metrics and surfaces insights without manual analysis.
•Social Customer Service. Allows companies and organizations to deliver a unified customer service experience across 15+ social media channels with Intelligent Routing, Channel Prioritization and Deflection, AI Agent Assist and seamless integrations with CRM systems, such as Salesforce.
•Live Chat Support. Helps customers reduce their support costs and Average Handle Time by delivering prompt customer service and resolving queries in the first interaction on websites and mobile applications through text, video and co-browsing.
•Conversational AI: Chatbots. Our simplified bot development, use case library and industry-specific/intent-based bot workflows, Generative AI-powered conversations, combined with AI-based workflows and seamless agent handoff, empowers brands to deploy chatbots across 25+ channels to improve customer service and grow revenue.
•Conversational AI: Voice Bots. Utilizing the same capabilities as Chatbots, including generative AI, voice bots enable human-like, seamless omnichannel service with features such as auto modulations, dynamic pacing and expressive text-to-speech.
•Conversational Analytics. Unlocks insights from every interaction on why customers are contacting Customer Support, with data across 30+ channels, including Top Contact Drivers, Impact Analysis, Smart Themes, Real-time Alerts and Transcription, and PCI Compliance.
•Smart AI Intents. Customized AI capability that breaks down inbound customer messages to identify a customer’s primary intention, as well as other useful conversational ingredients to support an agent or automated dialog.
•Sprinklr AI+ Service. Boosts agent productivity by leveraging generative AI to deliver capabilities such as Auto Case Summarization, Reply Assistance, Knowledge Base, Agent Adherence and Auto Case Disposition.
•Community. Enables companies and organizations to build and manage a customizable forum for customers to easily interact with each other, share solutions and recommend product improvements through capabilities including Gamification, Polls, Contests, Peer-to-Peer Assistance and Integrated Chat.
•Knowledge Base. Helps agents find appropriate articles to reduce case handling time. AI intents will seek to surface the most relevant material directly within the Agent Console. For customer-facing experience, Knowledge Base is applied on websites, mobile apps or communities to offer customers quick, direct access to the right information.
•Guided Workflows. Provides agents and consumers step-by-step prompts for resolving common queries. AI monitors conversations and suggests the most relevant pre-configured workflows.
•Workforce Management. Helps contact center managers analyze historical data to accurately predict workforce needs, meet service targets and improve efficiency with capabilities such as Automated Scheduling, Shift Bidding, Time-off Management, Approval Automation, AI-driven Forecasting, Capacity Planning and Staffing Simulation.
•Quality Management. Identifies opportunities to improve agent performance and empower supervisors to spend time on personalized agent coaching rather than evaluations through Live Coaching, Automated case audits, AI-based scoring, Case History, Real-time Insights and more.
•Service Command Center. Delivers on-brand displays for real-time contact center monitoring to manage agent and business performance and drive overall productivity.
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
Sprinklr Social
Sprinklr Social helps our customers to manage their social media across multiple brands, teams and geographies by providing the broadest channel coverage, best-in-class AI, enterprise-grade governance and a Unified-CXM platform that integrates social media with consumer intelligence, marketing and customer service. Sprinklr Social offers global scale by leveraging AI to deliver insights, create content, identify sentiment and intent, automate engagement and scale compliance.
Customers choose from the following Sprinklr Social products:
•Social Copilot. AI-powered conversational assistant that empowers enterprise marketing teams to surface social media insights quicker, analyze performance, discover posts conversationally and get in-platform guidance, simplifying work to improve productivity and decision-making.
•Social Publishing & Engagement. Enables enterprises to plan, publish and measure brand content across multiple channels with digital asset management, editorial calendaring, UGC management and multi-channel publishing – then measure and respond to customer engagement efficiently with automated workflows, AI-driven moderation & routing and engagement dashboards that can be shared across teams.
•Distributed. Empowers Distributed teams (Sales, Location Managers, Field Agents) to drive awareness, scale localized engagement and convert more leads across digital channels — all while ensuring complete brand and legal compliance.
•Employee Advocacy. Enables enterprises to leverage their employees to amplify brand, improve awareness, generate leads and attract talent — all while striving to ensure compliance.
Key use cases for Sprinklr Social include:
•Turning social into a revenue driver by capitalizing on conversations on social channels to uplift brand and increase sales;
•Getting more from social media managers by using AI to understand where and when to engage and automating publishing consistently across all channels; and
•Protecting brand reputation by limiting the risk of off-brand engagement with a global regulatory compliance framework for approvals, governance rules and moderation processes.
Sprinklr Insights
Sprinklr Insights enables our customers to listen, learn from and act on insights gleaned from direct and indirect feedback across social, digital and owned channels. This helps enterprises to unify the voice of the customer to manage solicited feedback; capture concerns around products, services and reputation; monitor trends and sentiments; benchmark competition; and detect and manage crises.
Customers choose from the following Sprinklr Insights products:
•Insights Copilot. Enables analysts to talk to their data and dashboards conversationally. It helps teams to uncover trends, monitor brand health, benchmark performance and recommend strategic actions conversationally, eliminating the need for manual analysis and surfacing intelligence contextually without manual intervention.
•Customer Feedback Management. Modernizes and simplifies customer feedback management by enabling enterprises to capture, analyze and act on both solicited and unsolicited feedback — all within a single platform.
•Social Listening. Enables enterprises to understand unstructured data from 20+ social, digital and traditional channels, automatically surface themes, trends and anomalies, share reports and act, all within a single AI-native platform.
•Competitive Insights & Benchmarking. Allows companies and organizations to benchmark their social performance against competition and monitor influencers across 10 social channels.
•Product Insights. Gain insights into customer sentiments about products and services across over 900 e-commerce websites, more than 15+ social and digital channels and over 10 million web and traditional media outlets. Leverage specialized AI models across over 60 sectors to provide actionable intelligence and recommendations.
•Location Insights. Enables enterprises to gather real-time customer feedback at a local, regional and global level from 20+ location-specific data sources to proactively fix issues, manage online reputation, drive business growth and enhance customer experience.
•Visual Insights. Helps brands uncover visual brand mentions and user-generated content across news, print, broadcast, social and digital channels in real-time to track and detect brand use or misuse and power more meaningful communication across channels.
Key use cases of Sprinklr Insights include:
•Growing business by improving products and services by listening to what customers and prospects are saying and applying AI to turn insights into action;

•Improving customer experience by optimizing marketing investments and customer experiences across all channels and touchpoints while benchmarking across industries and competitors; and
•Protecting brand reputation by mitigating crises through AI-based issue detection and alerts and by automating stakeholder communication on brand sentiment trends and anomalies.
Sprinklr Marketing
Sprinklr Marketing enables brands to streamline their marketing operations across the campaign lifecycle without the need for spreadsheets or disparate systems, while giving brands the ability to derive insights and optimize their marketing and advertising strategies at scale.
The result: centralized and streamlined planning and publishing across channels, greater efficiency and reduced production costs, automated and unified reporting across channels for organic and paid initiatives, AI-based and rule-based optimization, and actionable insights to improve advertising performance in real time.
Customers choose from the following Sprinklr Marketing products:
•Marketing Copilot. Enables marketing teams to proactively monitor campaigns and surface contextual insights and anomalies without the need for manual analysis and troubleshoot effortlessly with always-on AI-powered conversational assistance.
•Campaign Planning & Content Marketing. Enables brands to manage content planning, production, distribution and analytics on a single platform to reduce content production costs and accelerate campaign launches through capabilities such as Request Management, Editorial Planning, Collaboration, Production, Digital Asset Management, Brand Governance, Cross-Channel Publishing/Distribution and Sprinklr AI+-driven Ideation, Briefing, Copy Assistance and Localization.
•Social Advertising. Helps enterprises streamline advertising campaign management across 11 social channels with features like AI-based Optimization, comprehensive Cross-channel Reporting and enterprise-grade Governance, all on Sprinklr’s AI-native Unified-CXM platform.
•Ads Comment Moderation. Manages comments on paid posts at scale, allowing brands to moderate testimonials, product feedback and urgent customer service queries that would otherwise go unnoticed. Ads Comment Moderation capabilities include Unified Engagement Dashboards, Rules Engine and Advanced Message Tagging.
•Marketing Analytics. Allows companies to measure, analyze and optimize their paid and organic marketing performance across 30+ digital and social channels from a single, comprehensive, AI-based dashboard.
Key use cases of Sprinklr Marketing include:
•Unifying marketing and advertising teams on a single platform for all planning and publishing, cross-team collaboration, automation of repetitive tasks and performance management;
•Efficiently executing marketing and advertising campaigns at scale with streamlined task management, more control over campaign setup and access to timely, actionable insights. Scaling the use of high-performing assets to reduce content production costs;
•Protecting return on marketing investment with improved visibility and speed-to-market, agile course-correction and automated campaign optimization; and
•Centralizing governance for every outbound piece of content and leveraging highly configurable user roles and permissions, striving to ensure that all content is authorized and on-brand.
Our Growth Strategy
We intend to capitalize on our growing market opportunity by leveraging unified data and customer context to power our AI-native CXM Platform — creating a growth flywheel across Marketing, Voice of the Customer and Service.
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
•Grow customer base. As of January 31, 2026, we had a customer base of 1,677 organizations. We believe that this represents only a small fraction of our total addressable customer base. As we expand our product offerings and extend our technology leadership, we also plan to continue to invest in sales and marketing to grow our customer base.
•Increase revenue from existing customers. The mission-critical nature of our platform and enterprise-wide applicability drive adoption within additional divisions of enterprises and the cross-sell of more products. We believe that enterprises that use multiple products from our platform are able to achieve even higher returns on investment than those that do not, and we believe that we have a significant opportunity to cross-sell and up-sell our various product offerings.
•Further expansion internationally. During the years ended January 31, 2026 and 2025, we generated 44% and 41%, respectively, of our revenue outside the Americas. We foresee a significant opportunity to further expand the use of our platform in other regions globally.
•Broaden and deepen our partner ecosystem. Our partner ecosystem extends our geographic coverage, accelerates the usage and adoption of our platform, promotes thought leadership and provides complementary implementation resources. We work with agencies and partners across nine different partner categories, including System Integrators, Transformational partners and Resellers, which includes partners such as Microsoft, Accenture, Deloitte, Salesforce, SAP, ServiceNow, Adobe, Oracle and others. We also now work with several new types of partners, including independent consultants, Referral Partners, Technological Solution Brokers and Business Process Outsourcing (“BPOs”) partners. We believe that the Sprinklr partner ecosystem is one of the most diverse across the industry to serve customers and their unique needs from around the world.
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
Partnerships
Sprinklr has a robust partner program focused on expanding our growth through GSIs, RSIs, Agencies, Social & Channel Partners, Hyperscalers, ISVs, and BPOs. In addition, we are keen to continue to grow and expand our partnerships with AI & LLM companies and cloud data and analytics platforms.
• System Integrators (“SI”) and Agencies. We are refining and narrowing focus on key regional and global SI partners, who we see as crucial for creating co-sell, co-deliver and co-develop foundations. We believe that these partners will largely drive transformational outcomes for our joint customers, which will allow Sprinklr to leverage our platform as a key differentiator within these opportunities.
•Referral Partners, BPO and Technological Solution Brokers. These partnership types work closely with the Sprinklr Sales organization to identify new partner-sourced opportunities and grow partner driven pipeline and revenue.
•Social & Data Partnerships. Sprinklr integrates with numerous major social media channels. Our long-standing relationships are aligning more closely to market developments as trends are evolving with the strategies of our social and data partners. Our focus on developing new points of view and joint go-to-market with these partners will be critical to our efforts around the re-energization of Sprinklr Core. Innovation driven by Sprinklr and these partnerships will allow us to provide expert positioning for our mutual customers.
•Independent Software Vendors & Technology Partners. We intend to co-develop partnerships with key leaders in the industry. Also, our focus on collaborating with our cloud technology partners has provided a diversification of execution for our sales team.
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
Through our Implementation, Training and Managed Services, we strive to ensure that our customers realize value from Day 1 and throughout the Sprinklr journey. Our global, certified implementation consultants design, configure, educate and empower customers. Our teams provide a mix of virtual and instructor-led sessions to enable customers to become platform champions, while our Managed Services consultants are the partners who help provide platform optimization, consultancy and coaching to ensure that customers maximize the benefits of Sprinklr.
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
Competition
The CXM industry is rapidly developing, highly fragmented and competitive. We believe that we are the only platform that completely addresses the complex Unified-CXM needs of enterprise-scale organizations. Certain components of our platform, however, compete in various segments of the overall experience management market. Our current and potential competitors offer or may develop consumer-grade point solutions in the following areas:
•experience management solutions, including social media management and social listening solutions;
•home-grown tools;
•customer service and support solutions, such as social messaging, conversational and agentic AI, CCaaS solutions, customer feedback management and Voice of the Customer solutions, content marketing and social advertising solutions; and
•consulting firms and customer relationship management and enterprise resource planning solutions.

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
As of January 31, 2026, we owned 38 issued U.S. patents and 10 pending non-provisional or provisional U.S. patent applications. These patents and patent applications seek to protect our proprietary inventions relevant to our business.
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
Despite our efforts to protect our intellectual property and proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent unauthorized parties from obtaining, copying, accessing, using or reverse engineering our software, technology and other proprietary information. For more information regarding the risks relating to intellectual property, see “Risk Factors—Risks Related to Our Intellectual Property” under “Item 1A. Risk Factors” in this Form 10-K.

Regulatory Matters
We are subject to a variety of laws, rules and regulations in the United States and internationally, including laws regarding data privacy, protection, security, AI retention, consumer protection, accessibility, sending and storing of electronic messages (and related traffic data where applicable), intellectual property, human resource services, employment and labor laws, workplace safety, consumer protection laws, anti-bribery and anti-corruption laws, import and export controls, immigration laws, federal securities laws and tax regulations, all of which are continuously evolving and developing. The manner in which existing laws and regulations are applied to SaaS businesses, whether they apply to us at all, and how they may relate to our business in particular, both in the United States and internationally, often are unclear. For example, we sometimes cannot be certain which laws will be deemed applicable to us given the global nature of our business and the nature of our services and operations, including with respect to such topics as data privacy, security and protection, AI pricing, advertising, taxation, content regulation and intellectual property ownership and infringement.
In addition, regulatory authorities around the world have implemented or are considering implementing a number of legislative and regulatory proposals concerning privacy, AI spam, data storage, data protection, data collection, content regulation, cybersecurity, government access to personal data and private data, and other matters that may be applicable to our business. More countries are enacting and enforcing laws related to the appropriateness of content and enforcing those and other laws by blocking access to services that are found to be out of compliance. It is also likely that as our business grows and evolves, as an increasing portion of our business shifts to mobile, and as our solutions are used in a greater number of countries and by additional groups, we will become subject to laws and regulations in additional jurisdictions. For additional information, see “Risk Factors—Risks Related to Litigation, Regulatory Compliance and Government Matters” and “ —Risks Related to Privacy, Information Technology and Cybersecurity” under “Item 1A. Risk Factors” in this Form 10-K.
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
•Environment. We seek to improve the efficiency and resilience of our operations by working to reduce our emissions and aligning our operations with sustainable practices and driving product innovation and efficient use of resources. We are focused on assessing and reducing consumption and sources of emissions and waste and partnering with our vendors on these mutual goals.
•Social. We are committed to fostering a culture of belonging by supporting an inclusive and equitable workforce and providing all employees with opportunities to be successful through career growth and development. Through leadership training, human capital development and active support of employee resource groups (We Care), we cultivate a culture of belonging that is at the heart of our philosophy. We are committed to ethical employment and apply ethical standards to all operations.
•Governance. To generate value through sustainable business solutions, we seek to design and deliver end-to-end solutions that meet the challenges of today’s digital economy, including security, data privacy, and responsible AI practices by emphasizing corporate governance, ethics, compliance, and risk management. We maintain a governance framework focused on enabling ethical decision making, risk and crisis management, and business ethics and compliance.
Sustainability Report
More information about Sprinklr’s approach to ESG, including further details on our certifications and standards, can be found at https://www.sprinklr.com/sustainability/.
Human Capital Management
As of January 31, 2026, we had 3,258 employees. Of these employees, 634 were based in the United States and 2,624 were based internationally, including 1,956 in India. We have a significant percentage of our development talent based in India and have had a very strong presence in India for the last decade. We believe that this is a competitive advantage for us, as we have access to a strong and deep bench of talent at a significant cost advantage to comparable talent elsewhere in the world. Sprinklr has a global presence, with employees covered by collective bargaining agreements in several jurisdictions in accordance with applicable law. We believe that our employee relations are good, and we have not experienced any work stoppages.

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
In addition to our core values, we invest and focus on the following initiatives that build trust and enable collective success across all regions:
•Pulse Engagement Survey. This annual survey for all employees helps us to understand employee engagement and sentiment across a variety of topics, including the working environment, tools and technology, inclusiveness, wellbeing and communication. In 2025, we had a 91% response rate, and this valuable feedback will lead to targeted initiatives to boost employee engagement.
•Performance Assessment Process. This annual process is part of our company operating rhythm and provides employees with clear feedback on their performance goals, aligned to company strategic objectives. This helps to ensure a fair, consistent and objective model for employees to understand what they are doing well and where they can focus on future growth and success. This support represents a targeted investment in the development of our employees.
•We Belong. At Sprinklr, we are committed to maintaining a workplace where every employee feels valued, included and respected – regardless of gender, race, ethnicity, age or background. We value and celebrate our sense of belonging and believe that every employee should be respected, listened to and have opportunities to contribute to what we're building together.
As part of this commitment, our Employee Resource Groups, known as We Care Teams, serve as vital support networks for our global workforce. These teams create communities for employees to connect, share experiences, and engage and educate the broader Sprinklr workforce. Through mentorship programs, cultural celebrations, community outreach and professional career development opportunities, our We Care Teams help shape an inclusive and supportive workplace where everyone can succeed.
•Recognition. Our peer recognition program allows all employees to recognize a colleague for living and leading our values, contributing significantly to ongoing work or projects, or making a substantial impact on their region or departments. Hundreds of recognitions have been awarded globally for achievements ranging from customer-focused wins and cross-team collaboration to embodying specific aspects of our core values.
•Global Mentorship Program. Our global, 1:1 mentoring program is designed to create meaningful connections that support growth and amplify our focus on strengthening leadership capabilities, accelerating the development of talent, and cultivating a culture of excellence and shared success. We believe that the impact for both the mentor and mentee can be incredibly meaningful and rewarding, bringing connectivity, information sharing and growth to all participants.
•Wellbeing. Our Wellbeing program is another way that we invest in our employees and is designed to keep our employees engaged and supported throughout their career journey at Sprinklr. A special certification program advances their proficiency in important areas like mindfulness and strategic breaks for peak performance. Our interactive Wellbeing platform provides resources and challenges focused on healthy eating, mental well-being, financial health, and physical fitness, helping employees to prioritize their overall wellness.
•Giving Back. Our giving initiatives — under the umbrella of “Sprinklr Cares” — give employees the opportunity to contribute to their personal causes. Among other benefits, Sprinklr Cares enables charitable donations and allows for organized volunteer opportunities. In addition, our 24-4-Others program awards employees a day away from the office to give their time and expertise to meaningful organizations and to help those less fortunate, while our 24-4-U program gives employees an opportunity to take one full day a year away from work to dedicate to themselves and focus on a learning and development activity of their choice – either for personal or professional development.
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
•Our directors, executive officers, major stockholders and their respective affiliates are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.

•Unstable market and economic conditions and catastrophic events may have serious adverse consequences on our business, financial condition and share price.
Risks Related to Our Growth
Our recent growth may not be indicative of our future growth. Our growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $857.2 million, $796.4 million, and $732.4 million for the years ended January 31, 2026, 2025, and 2024, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
•price our products effectively so that we are able to attract new customers and expand sales to our existing customers;
•expand the functionality and use cases for the products we offer on our Unified-CXM platform;
•provide our customers with effective and efficient implementations, as well as ongoing support that meets their needs;
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
We have incurred significant net losses in the past, and we had an accumulated deficit of $754.3 million and $626.1 million as of January 31, 2026 and 2025, respectively. While we have experienced revenue growth in recent periods and periods of profitability, we are not certain whether or when we will obtain a high enough volume of sales to sustain or increase our growth or maintain profitability in the future. We expect that our costs will increase over time and we could incur future losses, as we expect to invest significant additional funds in our business. To date, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform and equity and debt financings. We have expended and expect to continue to expend substantial financial and other resources on:
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
We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. In addition, we operate globally and sell subscriptions in more than 90 countries. We also have experienced significant growth in the number of enterprises, end users, transactions and amount of data that our Unified-CXM platform and our associated hosting infrastructure support. As we continue to enter new markets and expand our international operations, we have launched new product innovations in recent years, which has led, and could continue to lead, to increased product and operational complexity, including increased implementation periods, or more complex implementations and ongoing support needs, which could adversely affect our business, results of operations and financial condition. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance offered in periods of extreme uncertainty, such as the uncertainty caused by macroeconomic conditions, is inherently more speculative in nature than guidance offered in periods of relative stability. For example, we recorded a higher than expected provision for credit losses in the second quarter of fiscal year 2025, which caused certain of our operating results to fall below the guidance ranges provided for such metrics in the previous period. Accordingly, any guidance with respect to our projected financial performance is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance, and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the further in the future that the data is forecasted.
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
Finally, a key element of our Unified-CXM value proposition is our ability to integrate solicited and unsolicited sources of structured and unstructured data. An important part of this capability is our social listening functionality, which is dependent on the application programming interfaces (“APIs”) of different third-party channel providers (e.g., X, Meta, Snap, etc.). If those channel providers significantly alter their API capabilities, technical or legal limitations, or monetization models, that could have a negative impact on our overall value proposition.

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
We generally recognize subscription revenue from customers ratably over the terms of their contracts and a majority of our revenue is derived from subscriptions that have terms of two to three years. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one period may not be immediately reflected as revenue for that period. Accordingly, the effect of significant downturns in sales and market acceptance of our Unified-CXM platform and potential changes in our pricing policies or rate of expansion or retention may not be fully reflected in our results of operations until future periods. For example, the impact of current economic uncertainties may cause customers to request better pricing, which may not be reflected immediately in our results of operations. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. In addition, customers have in the past and may continue in the future to slow their rate of expansion or reduce their number of licenses. We also may be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a majority of our costs are expensed as incurred, while revenue is recognized over the term of the agreements with our customers. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
We currently serve our customers from third-party data centers and cloud computing providers located around the world. Some of these facilities are located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, severe weather events, power loss, computer or telecommunication failures, service outages or losses, and similar events. They also may be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct or cybersecurity issues, including attacks enhanced or facilitated by artificial intelligence (“AI”), human error, terrorism, improper operation, unauthorized entry and data loss. For example, in connection with the 2026 Iran conflict, multiple availability zones within a third-party data center region in the United Arab Emirates on which we relied was damaged by Iranian drone strikes, resulting in the inaccessibility and potential loss of certain customer data. While our systems are designed with redundancy resilience measures, extraordinary events affecting regional infrastructure, particularly those outside our reasonable control, such as armed conflict, geopolitical instability, or damage to third‑party facilities, may exceed the designed tolerances of such systems. Although we have sought to implement alternative backup arrangements and relocated data regions in connection with the 2026 Iran conflict, and may in the future take similar actions in response to the current or future conflicts or other force majeure events, we cannot provide assurance that these locations (including back up locations) will not also be adversely impacted, or that data will not be destroyed, in the course of the current or future conflicts or other force majeure events. In addition, the effectiveness and timing of any recovery or mitigation efforts may depend on factors outside our control, including the recovery timelines and data durability assurances of third‑party cloud service providers.
We have incurred costs in connection with the 2026 Iran conflict, and may in the future incur additional and unanticipated costs in connection with the current or future conflicts or other force majeure events, which may be significant, in responding to or mitigating the effects of such events, including through emergency data transfers, changes to hosting locations, increased infrastructure spend or the relocation of our employees or operations. Any of these impacts could harm our reputation, adversely affect customer relationships, particularly with regulated or public‑sector customers, and have a material adverse effect on our business, financial condition, and results of operations.
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
As we grow and continue to add new third-party data centers and cloud computing providers and expand the capacity of our existing third-party data centers and cloud computing providers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our Unified-CXM platform. Any damage to, or failure of, our systems, or those of our third-party data centers or cloud computing providers or the systems of a customer that hosts our software in their private cloud, could result in interruptions on our Unified-CXM platform or damage to, or loss or compromise of, our data and our customers’ data, including personal data. Any impairment of our or our customers’ data or interruptions in the functioning of our Unified-CXM platform, whether due to damage to, or failure of, third-party data centers, cloud computing providers or the cloud computing providers of our customers, or unsuccessful data transfers, may reduce our revenue, increase our operations costs, result in significant fines, cause us to issue credits or pay penalties, subject us to claims for indemnification and other claims, litigation or disputes, result in regulatory investigations or other inquiries, cause our customers to terminate their subscriptions and adversely affect our reputation, renewal rates and our ability to attract new customers. Our business will also be harmed if our existing and potential customers believe that our Unified-CXM platform is unreliable or not secure.
Further, our leases and other agreements with data centers and cloud computing providers expire at various times, and the owners of our data center facilities and cloud computing providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all, which exposes us to the potential for significant cost increases. Additionally, certain of our data center and cloud computing provider agreements may be terminable for convenience by the counterparty. If services are interrupted at any of these facilities or providers, such agreements are terminated, or we are unable to renew these agreements on commercially reasonable terms or at all, or if one of our data center or cloud computing providers is acquired or encounters financial difficulties, including bankruptcy, we may be required to transfer our data, servers and other infrastructure to new data centers and cloud computing providers, and we may incur significant costs and possible service interruptions in connection with doing so. In addition, if we do not accurately plan for our data center and cloud computing capacity requirements and we experience significant strains on our data center and cloud computing capacity, we may experience delays and additional expenses in arranging new data center and cloud computing arrangements, and our customers could experience service outages that may subject us to financial liabilities due to, for example, breach of service level agreements or other commitments, result in customer losses and dissatisfaction, and materially adversely affect our business, operating results and financial condition.
If we are not able to effectively develop platform enhancements, introduce new products or keep pace with technological developments, our business, results of operations and financial condition could be adversely affected.
Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, and may have interoperability difficulties with our Unified-CXM platform or other products. Furthermore, while we generally expect that enhancements and improvements to our products will attract new customers, certain of our customer agreements restrict our ability to materially change the features and functionality of our products or may obligate us to specific configurations or requirements, including in some cases, prohibiting the use of AI or generative AI in our products, which could result in violations of those customer agreements, or increased operational difficulties and costs due to our need to deploy different versions of our products to different customers, such as through enabling or disabling certain features, or cause such customers not to renew their agreements (and therefore, loss in revenue from such customers) as a result of our new products, features, and functionality. We have in the past experienced, and may in the future experience, delays in our planned release dates of new products, features and functionality, and there can be no assurance that these developments will be released according to schedule. We also have invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our Unified-CXM platform. If we are unable to successfully develop, release, acquire or integrate new products, features and functionality, or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, or if a customer is not satisfied with the quality of work performed by us or with the technical support services rendered, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, or make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction in our revenues, an increase in our provision for credit losses or in collection cycles for accounts receivable or could cause us to incur the risk or expense of litigation.
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
We use AI in our products and operations, including agentic AI, which may result in operational challenges, legal liability, reputational concerns and competitive risks.
We use AI tools in our business operations for internal and external uses. Our development and use of advanced AI technologies, including generative and agentic AI, may expose us to additional risks. We are investing in and seeking to accelerate AI capabilities, including agentic AI systems that may operate with limited human intervention and require access to our internal systems, customer data, or third‑party services. Such technologies may increase the risk of unintended or harmful outcomes, reduced transparency or explainability, security or access‑control failures, and present challenges in monitoring autonomous behavior and ensuring accountability and compliance. If we are unable to effectively design, deploy, govern, or control these technologies, our business, reputation, and results of operations could be adversely affected.
Specifically, our employees and personnel use AI technologies to support their work and our internal business operations, including, for example, to assist in daily tasks including, among other things, generating source code used in our products and systems. Output from generative AI may infringe on third-party intellectual property rights without us being aware. Moreover, advanced AI tools, which may produce content indistinguishable from that generated by humans, have a number of benefits, risks, and liabilities, some still unknown. Recent decisions of governmental entities and courts (such as the U.S. Copyright Office, U.S. Patent and Trademark

Office, and U.S. Court of Appeals for the Federal Circuit) interpret U.S. copyright and patent law as limited to protecting works and inventions created by human authors and inventors, respectively. We are therefore unlikely to be able to obtain U.S. copyright or patent protection for works or inventions wholly created by a generative AI tool, and our ability to obtain U.S. copyright and patent protection for source code, text, images, inventions, or other materials, which are developed with some use of AI tools, such as generative AI, may be limited, if available at all. Likewise, the availability of intellectual property protections in other countries is similarly unclear. Additionally, our use of third-party generative AI tools to develop source code, text, images, inventions, or other materials may expose us to greater risks than utilizing contracted human developers, as third-party generative AI vendors may not provide warranties or indemnities with respect to the output generated by such generative AI tools, and generative AI tools may also provide output that appears correct but is erroneous. Furthermore, while we have policies in place to facilitate the use of approved AI tools, some unapproved AI tools may be used in ways or under terms that do not protect the confidentiality of the prompts or inputs that users submit to such tools and may use prompts or inputs to train shared AI models, potentially resulting in third-party users receiving outputs containing information from prompts or inputs (including confidential, competitive, proprietary, or personal data) that were submitted to the tool.
Our use of AI tools to generate code also may present additional security risks because the generated source code may contain security vulnerabilities. Additionally, the vendors of these AI tools may fail to comply with their contractual obligations to us regarding the confidentiality or security of any data or other inputs provided to such vendor or outputs generated by their generative AI tools. Sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ or customers’ use of third-party generative AI tools or AI technologies generally, within the Sprinklr platform or otherwise.
We also use our own proprietary AI-based features within our products and have incorporated AI into our product offerings through third-party vendors, which has the potential to result in adverse effects to our financial condition, results or reputation. Our AI features and services leverage existing and widely available technologies, such as those owned by Microsoft Azure, OpenAI or alternative large language model providers. The use of AI technology and processes at scale may lead to challenges, concerns and risks that are significant or that we are not able to predict, especially as our use of these technologies in our products and services is likely to become more important to our operations over time.
The use of AI, including generative and agentic AI, in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development, maintenance and operation of deep learning datasets. Further, some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to adopt AI and/or generative AI products or may be unwilling to do so without significant commitments from us or until after completing thorough, resource-intensive due diligence. Accordingly, adoption of generative AI features in our products and marketing our products as AI-native, AI-based or generative AI-powered products could reduce or delay customer adoption. For example, AI and generative AI tools use machine learning techniques, including, but not limited to, algorithms, natural language processing and/or content creation, which, depending on the model and the intended use case, may lead to flawed, biased, unexplained, and inaccurate results or outputs, which could lead to customer rejection or skepticism of such products or even potentially claims against us arising from customer reliance on erroneous or infringing outputs to its detriment. Emerging ethical issues surround the use of AI and generative AI, and if our deployment or development of AI and/or generative AI becomes controversial or is successfully and adversely challenged by our current or prospective customers, we may be subject to reputational risk. Any sensitive information (including confidential, competitive, proprietary, or personal data) that our customers input into the third-party generative AI features in our products (or that we input into generative AI tools that we use) could be leaked, disclosed to others or used for improper purposes, including if sensitive information is used to train our own AI or the third parties’ generative AI models, in spite of and in breach of our contractual agreements. While we have processes and practices intended to demonstrate that we have the necessary rights to use source training data for training our AI, we may not in every instance be able to confirm that all of the information contained in such datasets has been obtained with the minimal use of personal data to train or fine-tune our AI, and it may be difficult for us to avoid or identify all instances where personal data may have been in the scope of the training data, even though it is not necessarily required for training. If we were to receive claims from third parties asserting rights against our use of certain datasets used to train our AI, it may be difficult or impossible to disentangle our trained models or unpick our training data from the subject matter of the claims.
The disclosure and use of personal and other regulated or protected data in AI technologies is subject to various privacy laws and other contractual, legal or regulatory obligations. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots. Additionally, where our products ingest personal data or where they make connections using such data, these AI or generative AI processes may reveal or generate other personal or sensitive data over which we could lose control or impair our ability to fulfill certain data subject requests in compliance with certain privacy laws or contractual obligations to our customers, such as requests to delete certain personal data ingested by the product. Further, unauthorized use or misuse of generative AI by our employees, customers or others, including violation of internal policies or procedures or guidelines or contractual agreements and terms (including internal and external Acceptable Use policies or other policies and third-party terms), may result in disclosure or misuse of confidential company and customer data, reputational harm, privacy law violations, legal and contractual liability, or regulatory actions, including algorithmic disgorgement. Improper development, deployment, or onward use of AI and generative AI has the potential to result in biased outcomes and could lead to decisions that could harm certain individuals (or classes of individuals) and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. In addition, use of AI may also lead to novel and urgent cybersecurity risks (such as if a bad actor “poisons” the AI with bad inputs or prompt injections or logic), including the misuse of personal or business confidential data, which may adversely affect our operations and reputation.
As a result, the evolving development, use and integration of AI into our products and operations may not be successful despite expending significant time and monetary resources to attempt to make it successful. Our investments in deploying such technologies may be substantial, and they may be more expensive than anticipated. If we fail to deploy AI as intended, our competitors may incorporate AI technology into their products or services more successfully than we do, which may impair our ability to effectively compete in the market. Furthermore, we make numerous statements online and in our marketing materials describing the availability of AI, as well as our use and integration of AI in our products. Although we endeavor to be accurate with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Our statements regarding our AI-supported features and use of AI can subject us to potential government or legal action if they are found to be deceptive, unfair, misleading or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even in circumstances beyond our reasonable control, such as when relying on statements provided by the AI and AI providers with whom we work, we may face litigation, disputes, claims, investigations, inquiries or other proceedings that could adversely affect our business, reputation, results of operations and financial condition.
Uncertainty in the legal regulatory regime relating to AI, as well as nuances and variation in AI regulations from jurisdiction to jurisdiction, may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws, the nature of which cannot be determined at this time as they continue to rapidly evolve and solidify. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted or are considering laws, regulations or guidelines governing the development and use of AI, such as the European Union’s Artificial Intelligence Act (“EU AI Act”), Colorado’s Artificial Intelligence Act and the California Consumer Privacy Act regulations regarding automated decision-making. For example, the EU AI Act imposes a number of obligations on various parties related to the development and use of certain AI-based systems. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Existing and future AI-related laws may be more restrictive than the EU AI Act and may render our use of such technologies challenging. While we aim to develop and use AI responsibly by attempting to identify and mitigate any issues associated with fairness, bias, transparency, or ethical or legal use of AI, the laws relating to AI are still evolving and guidance is lacking. As a result, we may be unsuccessful in identifying or resolving such issues. Further, use of our AI systems for unintended or improper use cases by customer users may alter the associated legal obligations upon Sprinklr, without our knowledge. We may not be able to detect, mitigate and remediate such misuse, and limitations of liability in contracts may be inadequate to address legal liability, fines, penalties and other regulatory actions resulting from such misuse. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI, particularly training AI using personal data. These obligations may make it harder for us to conduct our business using AI, develop innovative AI models and create potential for regulatory fines or penalties, require us to change our business practices, retrain our AI, prevent or limit our creation and use of AI and/or generative AI, or delete or require us to disgorge certain algorithms. For example, the U.S. Federal Trade Commission has required other companies to turn over or delete or disgorge valuable insights or trainings generated through the use of AI, or the AI models or algorithms themselves, where they allege the company has violated privacy and consumer protection laws.
Our use of AI and/or generative AI technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits if we do not use (or are perceived to not use) it in accordance with our internal and external policies and governance, or applicable laws and other obligations, including contractual obligations to our customers. However, if we cannot use AI and/or generative AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Further, intellectual property ownership and liability for violation of terms of use, open-source license obligations, infringement or misappropriation of intellectual property and violation of privacy or publicity rights are issues arising from the use of AI technologies that legislators are still attempting to establish and with which courts are still grappling. In addition, access to data from third-party sources, including public sources and data suppliers, may become more restricted in the future, which could negatively impact our development and deployment of products as well as customer expectations, including AI technologies, that rely on such data for training or operation. Therefore, the use of AI technologies in connection with our products or operations may impact our business model or result in the inability to establish ownership of intellectual property or exposure to claims relating to the foregoing.
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
A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features and functionality for our Unified-CXM platform. For each of the years ended January 31, 2026 and 2025, our research and development expenses were at least 10% of our revenue. If we do not spend our research and development budget efficiently or effectively, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.
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
During the year ended January 31, 2026, approximately 44% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions and providing our Unified-CXM platform in additional languages and on-boarding new customers outside the United States. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales and customer and product support operations in the United States and certain countries across Europe, the Asia Pacific region and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.
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
•compliance with non-U.S. data privacy, protection, AI, and security laws, rules and regulations, including data localization requirements, and the risks and costs of non-compliance;
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
•political and economic conditions and uncertainty in each country or region in which we operate and general economic and political conditions and uncertainty around the world, including as a result of cross-border military conflicts such as the 2026 Iran conflict;
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
It is possible that our use of open source software could inadvertently result in, or could be claimed to have resulted in, use that would require us to disclose source code that we have decided to maintain as proprietary or that would otherwise breach the terms or fail to meet the conditions of an open source license or third-party contract, in part because open source license terms are often ambiguous and are not always drafted with certain programming languages in mind. We could be subject to suits by parties claiming ownership of or demanding release of the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the applicable open source licensing terms or alleging that our use of such software infringes, misappropriates or otherwise violates a third party’s intellectual property rights. We may as a result be subject to claims for breach of contract, infringement of intellectual property rights, or indemnity, required to release our proprietary source code, pay damages, incur additional internal compliance costs, royalties, or license fees or other amounts, seek licenses, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of the applicable license could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend and enforce our intellectual property. As of January 31, 2026, we owned 38 U.S. issued patents and 10 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position and protect our intellectual property rights from infringement, misappropriation or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
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
We attempt to protect our intellectual property, technology, and confidential information in part through confidentiality, non-disclosure and invention assignment agreements with our employees, consultants, contractors, corporate collaborators, advisors and other third parties who develop intellectual property on our behalf or with whom we share information. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how and trade secrets. These agreements may be insufficient or breached, or may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation or reverse engineering of our confidential information, intellectual property, or technology. There can be no assurance that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information. Moreover, these agreements may not provide an adequate remedy for breaches or the unauthorized use or disclosure of our confidential information or technology or infringement of our intellectual property. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect, and some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. Additionally, individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property, and, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. There is also a risk that we do not establish an unbroken chain of title from inventors to us. An inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us. Additionally, errors in inventorship or ownership can sometimes also impact priority claims, and if we were to lose our ability to claim priority for certain patent filings, intervening art or other events may preclude us from issuing patents.

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
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the United States Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Control. The U.S. export control laws and economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to certain embargoed or sanctioned countries, governments, persons and entities. In addition, we may incorporate encryption technology into certain of our offerings, and encryption offerings and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, and we cannot guarantee that any required authorization will be obtained. If we are found to be in violation of U.S. economic sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. We also may experience other adverse effects, including reputational harm and loss of access to certain markets.
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
In addition, federal and state government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt or increase the cost of our customers’ use of our Unified-CXM platform, which could negatively impact our business. In December 2017, the Federal Communications Commission (“FCC”) repealed its 2015 “network neutrality” rules, effective June 2018. The 2015 network neutrality rules were designed to ensure that all online content and services were treated the same by internet service providers and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or harm our business. In April 2024, the FCC adopted an order that substantially reinstated the 2015 rules, but the U.S. Court of Appeals for the Sixth Circuit overturned the FCC’s decision on January 2, 2025, which means that there is no federal regulation requiring network neutrality. A number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. For example, California and Vermont have state-level requirements in effect, and New York is considering similar legislation. We cannot predict the actions that the FCC may take, whether any new FCC order or state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC itself, or the degree to which additional federal or state regulatory action - or inaction - may adversely affect our business. We could incur greater operating expenses or our customers’ use of our Unified-CXM platform could be adversely affected, either of which could harm our business and results of operations.
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
Additionally, our customers can utilize our Unified-CXM platform to process confidential information or personal data relating to their employees, customers, partners, and other individuals. Our data processing activities subject us to numerous global data privacy and security obligations, such as various laws, regulations, guidance, industry standards, frameworks, external and internal privacy and security policies, contracts, and other obligations that govern the processing of confidential information by us and on our behalf.
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
In addition, as we continue to expand our business activities, we are accessing additional types and greater volumes of potentially confidential or sensitive information that may subject us to additional privacy and security laws and obligations. For example, in certain limited instances, we have agreed with specific customers to permit the exchange of protected health information through certain approved platform components. Our access to protected health information for specific agreed upon use cases on behalf of those customers that are covered entities and therefore subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), may subject us to HIPAA’s specific requirements relating to the privacy, security, and transmission of protected health information. To the extent that we are or may become subject to HIPAA, our failure to comply could result in significant penalties. Additionally, to the extent that additional customers with whom we did not agree to permit the exchange of protected health information through our platforms in their capacity as covered entities nonetheless input or allow such information within the platform in violation of their contractual obligations with us, we could also be subject to additional compliance risks. Other privacy and security obligations may apply to us outside the United States if we process health information and other categories of sensitive or confidential information knowingly or unknowingly, and our failure to comply could result in significant penalties. As we expand into more regulated industries, there may be additional obligations regarding the types of data in scope, and higher risk due to the sensitivity and potential impact of exposure.
As another example, we enable the processing of credit card data through our Secure Forms module, and we have entered contractual relationships requiring us to comply with the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses.
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
These laws continue to scale, reform and evolve. Europe and other jurisdictions have proposed or enacted laws requiring data to be localized in some limited circumstances or limiting the transfer of personal data to other countries. In addition, some customers have internal policy requirements or impose contractual obligations that may differ from, or be more burdensome than, applicable regulations. For example, European and other data protection laws, including the GDPR, place some restrictions on the ability of companies to freely transfer personal data to countries deemed to be inadequate for privacy purposes, and there are fairly rigorous restrictions regarding transfers of personal data from China. Other jurisdictions may also adopt stringent data localization and cross-border data transfer requirements and, in many circumstances, these may be requirements outside of the scope of privacy law, including industry-specific or national security requirements. With respect to data transfers under the GDPR, although there are currently various mechanisms that may be used to enable the transfer of personal data from the European Economic Area (“EEA”) and

United Kingdom to the United States in compliance with the law, such as the EU-US Data Privacy Framework and the UK extension thereto (to which we are an active participant) and the European Union’s standard contractual clauses, these mechanisms continue to be subject to legal challenges, and there is no continued assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States or other countries with “inadequate” data protection regimes without the potential for future challenge. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom, or other jurisdictions outside of the origin territory, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the prohibition on further transfers (including remote access by employees in support teams in certain regions), the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.
We also may become subject to new laws that regulate non-personal data. For example, the European Union’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. In addition, some of our customers may be subject to the European Union’s Digital Operational Resilience Act (DORA) and similar UK regulatory requirements on operational resilience. These laws may obligate our customers to impose contractual provisions on us, including certain mandatory third-party risk management provisions. If we fail to comply with relevant contractual requirements, we may be subject to investigations, audits or other adverse consequences. Moreover, in Europe, the European Union’s Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year. While NIS2 has not been transposed in all Member States of the European Union, we may become directly or indirectly subject to NIS2. Depending on how these new laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements and products to comply with such obligations.
UK and EEA data privacy regulations in relation to electronic communications also require opt-in consent to send certain unsolicited marketing emails or other electronic communications to individuals or for the use of cookies and the data obtained using cookies and similar technologies for advertising, analytics and certain other purposes - activities on which our products and marketing strategies rely. Enforcement of these requirements has increased, and a regulation proposed in the EU, known as the ePrivacy Regulation, makes these requirements, as well as requirements around tracking technologies, such as cookies, more stringent and increases the penalties for violating them. Such restrictions could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our business.
We sometimes rely on certain data obtained from third-party data suppliers, and the sale of data to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining information from third parties carries risk to us as a data purchaser and onward provider to our customers. Regulators are increasingly scrutinizing the activities of third-party data suppliers, as well as those using the data from those third parties, and laws in the United States (including the CCPA and California Delete Act) and other jurisdictions, such as Europe (including GDPR and the ePrivacy Directive), are likewise regulating such activity. These laws pose additional, material compliance risks to such suppliers, and these suppliers may not be able to supply us with personal data in compliance with these laws. Such laws may make it difficult for our suppliers to provide the data as the costs associated with the data materially increase. For example, some data suppliers are required to register as data brokers under California, Vermont, Texas and Oregon law and file reports with regulators, which exposes them to increased scrutiny. Additionally, the California Delete Act requires data brokers and their service providers to honor consumer opt-out requests. Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for our suppliers to provide data to us that the costs associated with the data materially increase or may materially decrease the availability of data that our data suppliers can provide to us. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, for example, where necessary by providing appropriate transparency notices to data subjects and obtaining necessary consents or where the data is not lawfully made available to us. In addition, there may be restrictions in their terms of use of which we are not aware or that inhibit development of new products and features or certain customer use cases, thereby stalling innovation or impairing our ability to compete in the market competitively.

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
We and the third parties with whom we work are subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses, worms, backdoors and time bombs), malware (including as a result of advanced persistent threat intrusions), volumetric or application-level denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, misconfiguration, software or hardware failures, access deprovisioning failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI and other similar threats. In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Adware, telecommunications failures, earthquakes, fires, floods, adverse weather events, and man-made disasters may also impact the availability of our systems and operations. Additionally, our customers have in the past conducted, and may continue to conduct in the future, their own penetration testing on our systems, potentially uncovering issues or vulnerabilities. The discovery of vulnerabilities in our systems, including by customers, could result in adverse consequences, including contractual penalties, customer churn and reputational damage.
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
Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential information. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our Unified-CXM platform and our services and lead to the termination of our contracts by our customers and/or vendors and monetary penalties based on our agreements with said customers and/or vendors. We may expend significant resources or modify our business activities to try to remediate and protect against security incidents. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have in the past and may in the future be subject to attempted or successful cybersecurity attacks by third parties seeking unauthorized access to our or our customers’ confidential information or to disrupt our ability to provide our Unified-CXM platform. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
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

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations under the law.
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
Furthermore, an increasing number of states have adopted laws that attempt to impose tax collection obligations on out-of-state companies. The Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state based on “economic nexus.” In response to Wayfair, or for other reasons, states or local governments have adopted and begun to enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. Similarly, many non-U.S. jurisdictions have adopted laws that impose VAT, digital service, or similar taxes, on companies despite not having a physical presence in the non-U.S. jurisdiction.
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
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws, tax treaties or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations and cash flows. For example, the Inflation Reduction Act of 2022 (the “IRA”), enacted a minimum tax equal to 15 percent of the adjusted financial statement income of certain large U.S. corporations, as well as a one percent excise tax on stock repurchases imposed on public corporations making such repurchases. The Company has recorded amounts related to excise taxes on stock repurchases that have occurred in the current and prior fiscal years. Refer to Note 10, Stockholders’ Equity - Share Repurchase Programs, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K for a description of excise taxes paid in connection with our share repurchase programs.

Additionally, our tax obligations (including the cost of compliance) and effective tax rate in the jurisdictions in which we conduct business could increase as a result of international tax developments, including the implementation of the Two-Pillar framework led by the Organization for Economic Co-operation and Development (“OECD”). This framework involves, among other measures, the imposition of a minimum effective corporate tax rate (referred to as “Pillar Two”). A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on our understanding of the applicable minimum revenue thresholds, we expect that we do not currently fall within the scope of the Pillar Two rules. However, we anticipate that we may become subject to the Pillar Two rules in the foreseeable future, which could increase our overall tax obligations and result in additional material compliance costs. We are monitoring developments and evaluating the potential impact of the Pillar Two rules on our tax obligations, including our effective tax rate, and assessing our eligibility for applicable transitional and safe harbor rules (including the additional safe harbor published by the OECD on January 5, 2026 as part of its proposed “side-by-side” arrangement, which applies to multinational groups headquartered in certain qualifying jurisdictions, which includes the United States).
We are subject to tax examinations of our tax returns by the Internal Revenue Service (the “IRS”) and other domestic and foreign tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations and financial condition.
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
We have U.S. federal and state net operating loss (“NOL”) carryforwards as a result of prior period losses, some of which, if not utilized, may expire. Certain of our federal NOLs will begin to expire in fiscal year 2036, and certain of our state NOLs will begin to expire in fiscal year 2027. If these net operating loss carryforwards expire unused, they will be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOL carryforwards are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 generally are not permitted to be carried back to prior taxable years.
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
•general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of public health crises, fluctuations in inflation or interest rates, the imposition of tariffs in the U.S. and abroad or geographical tensions and wars, such as the Russia-Ukraine war, the 2026 Iran conflict, and other military conflicts in the Middle East (including any escalation or geopolitical expansion of these conflicts); and
•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of January 31, 2026 beneficially held approximately 40.7% of our outstanding capital stock, but controlled approximately 87.3% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.
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
Our directors, executive officers, major stockholders and their respective affiliates are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.
As of January 31, 2026, our directors, executive officers, major stockholders and their respective affiliates beneficially owned, in the aggregate, approximately 99.0% of our Class B common stock, and controlled approximately 87.7% of the voting power of our outstanding capital stock. As a result, our directors, executive officers and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents and approval of any merger, sale of assets or other major corporate transaction.
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

Future transfers of shares of Class B common stock, other than certain permitted transfers under our amended and restated certificate of incorporation, or the voluntary election by holders of shares of Class B common stock to convert the same into shares of Class A common stock will result, after the acquisition of such shares of Class B common stock by the Company, in the issuance by the Company to such holders of an equal number of shares of Class A common stock, which process will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. For example, as a result of the combined effect of recent conversions of Class B common stock and corresponding sales by our former Chief Executive Officer and founder and our stock repurchase programs, our largest stockholder, Hellman & Friedman LLC and its associated entities (“H&F”), controlled approximately 48.9% of the combined voting power of our Class A common stock and Class B common stock as of January 31, 2026. Accordingly, future transfers or voluntary elections to convert shares of Class B common stock may result in H&F controlling greater than 50% of the combined voting power of our Class A common stock and Class B common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and could diminish our cash reserves.
Our board of directors has approved a share repurchase program to repurchase up to $200 million of our Class A common stock through March 15, 2027 in open market purchases at prevailing market prices or in negotiated transactions off the market, including, without limitation, pursuant to 10b5-1 trading plans, accelerated share repurchase transactions, collared accelerated share repurchase transactions, volume weighted average purchase prepaid forward transactions and similar arrangements (the “2026 Share Repurchase Program”). Although our board of directors has authorized the 2026 Share Repurchase Program, it does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. The 2026 Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The 2026 Share Repurchase Program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, the 2026 Share Repurchase Program could diminish our cash and cash equivalents and marketable securities.
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
The Russia-Ukraine war, the 2026 Iran conflict and other military conflicts in the Middle East and related regional tensions have added to the extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, fluctuations in inflation, the imposition of tariffs in the U.S. and abroad, and other macroeconomic pressures in the U.S. and globally could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. If the equity and credit markets continue to deteriorate, including as a result of bank closures, public health crises, political unrest, war or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
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
In the event of a catastrophic event, including a natural disaster such as an earthquake, hurricane, fire, flood, tsunami or tornado, or other catastrophic event such as power loss, market manipulation, civil unrest, supply chain disruptions, armed conflict, computer or telecommunications failure, cybersecurity issues, human error, improper operation, unauthorized entry, break-ins, sabotage, intentional acts of vandalism and similar misconduct, war, terrorist attack or incident of mass violence in any geography where our operations or data centers are located or where certain other systems and applications that we rely on are hosted, we may be unable to continue our operations and may endure significant system degradations, disruptions, destruction of critical assets, reputational harm, delays in our application development, breaches of data security and loss of critical data, all of which could have an adverse effect on our future results of operations. For example, our operations in the Middle East have been adversely impacted by the 2026 Iran conflict, including disruptions to our business activities in the region and the inaccessibility and potential loss of certain customer data in connection with damage to third-party data center infrastructure in the United Arab Emirates on which we relied. In the event of a catastrophic event, armed conflict, geopolitical instability, infrastructure damage, or other events outside our reasonable control, such as the impact of the 2026 Iran conflict on our operations in the Middle East, our business continuity and disaster recovery measures may be insufficient to prevent service disruption, data unavailability, or delays in recovery. In addition, the functionality of our employees could be negatively impacted, which could have an adverse effect on our business, financial condition and results of operations. In addition, natural disasters, cybersecurity attacks, market manipulations, supply chain disruptions, wars, acts of terrorism or other catastrophic events could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole.
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
Our information security and enterprise risk management function, led by the roles of Chief Information Officer (“CIO”), Chief Information Security Officer (“CISO”) and Chief Compliance Officer (“CCO”), helps identify, assess and manage the Company’s cybersecurity threats and risks, including through the use of the Company’s information security risk register. The information security function helps to identify, assess, and mitigate risks from cybersecurity threats by monitoring and evaluating the relevant threat environment and the Company’s security risk posture using various methods including, for example, deploying manual and automated tools in certain environments and systems, subscribing to reports and services that identify certain cybersecurity threats, analyzing reports of certain cybersecurity threats and actors, conducting manual and automated scans of certain environments, evaluating our industry’s risk profile, evaluating certain threats reported to us, coordinating with law enforcement concerning certain threats, conducting internal audits and threat assessments in certain environments and systems, conducting vulnerability assessments in certain environments and systems, and engaging third parties to assist with tabletop incident response exercises.
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
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms (including legal counsel), cybersecurity management consultants, cybersecurity software providers, penetration testing firms, and forensic investigators. We also use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and supply chain resources. We have a vendor management standard and underlying processes to manage cybersecurity risks associated with our use of these providers. The processes include risk assessments, security documentation reviews, and review of security questionnaires for certain vendors and security audits of certain vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under “Item 1A. Risk Factors” in this Form 10-K, including “If we or the third parties with whom we work experience a cybersecurity breach or other security incident, any vulnerabilities are identified, or unauthorized parties otherwise obtain access to our customers’ data, our data or our Unified-CXM platform, our Unified-CXM platform may be perceived as not being secure, our reputation may be harmed, demand for our Unified-CXM platform may be reduced and we may incur significant liabilities.”
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain roles within our management, including the roles of CIO, CISO, CCO and General Counsel (“GC”). Our CIO, who reports to our President and CEO and currently is primarily responsible for our cybersecurity risk assessment and management processes, has more than 30 years of experience across enterprise technology, security and cloud transformation. Our VP, Product Security, who reports to our CIO and also supports the management team’s cybersecurity risk assessment and management processes, has twenty years of cyber experience, as well as in product security, program development and software development. Additionally, as part of our governance of cybersecurity, if a role on the management team relevant to our cybersecurity risk assessment and management processes is or becomes vacant, another senior member of the applicable functional team is designated to support our cybersecurity risk assessment and management processes on an interim basis, as needed.
Currently, the CIO is responsible for hiring appropriate personnel, managing the security budget, helping to integrate cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, providing security and security-related risk guidance to leadership relating to product management, development, and operations, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our incident response and crisis communications plans are designed to escalate certain cybersecurity incidents to members of the crisis management team depending on the circumstances, which includes the following roles: CIO, CISO, CCO, GC, and the corporate communications team and executive leadership as needed. This group works with our incident response team to help triage, contain, remediate, and recover from cybersecurity incidents of which they are notified. In addition, our incident response and crisis management plans include reporting to the audit committee of the board of directors for certain cybersecurity incidents.
The audit committee receives periodic reports from management concerning any significant cybersecurity threats and risks and the processes we have implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties
Our principal executive offices are located in New York, New York, where we lease approximately 24,000 square feet of office space under a lease that expires in December 2034. We have one other domestic office in Austin, Texas, and international offices, including in England, France, Germany, India, Japan, Singapore, Spain, and the United Arab Emirates. These offices are leased, and we do not own any real property. We believe that our current facilities are adequate to meet our current needs.

Item 3. Legal Proceedings
From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. Refer to Note 9, Commitments and Contingencies - Legal Matters, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K for a description of current legal proceedings.

Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
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
Holders of Record
As of January 31, 2026, there were 303 and 244 stockholders of record of our Class A and Class B common stock, respectively. We believe that a substantially greater number of beneficial owners hold shares through brokers, banks and other nominees.
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
Stock Performance Graph
The graph below shows the cumulative total return to our stockholders between June 23, 2021 (the first day on which our Class A common stock traded on the New York Stock Exchange) through January 31, 2026, in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our Class A common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on June 23, 2021 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.
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
This section of our Form 10-K discusses our financial condition and results of operations for the fiscal years ended January 31, 2026, 2025, and 2024 and year-to-year comparisons between fiscal year 2026 and fiscal year 2025. Year-to-year comparisons between fiscal year 2025 and fiscal year 2024 that are not included in this Form 10-K can be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended January 31, 2025, filed on March 21, 2025.
Certain prior quarterly and annual amounts have been reclassified to conform to the current period presentation.
Overview
Sprinklr provides a Unified Customer Experience Management (“Unified-CXM”) platform designed to help organizations manage customer interactions across multiple channels and teams. Our AI-native platform enables customer-facing teams, from Customer Service to Marketing, to collaborate across internal silos, communicate with customers across digital and traditional channels and leverage AI to deliver improved customer experiences at scale.
Sprinklr has four main product suites: Sprinklr Social, Sprinklr Insights, Sprinklr Marketing and Sprinklr Service. We believe that these four suites enable large and leading brands to more effectively reach, engage and listen to their customers on the channel of their choice. We continue to invest in the unified platform and develop new features and enhancements to each suite in response to evolving customer needs.
Our Unified-CXM platform utilizes an architecture purpose-built for managing Customer Experience Management (“CXM”) data and is powered by proprietary AI, collaborative workflow, automation, broad-based listening and customer-led governance. This architecture is designed to help enterprises analyze massive amounts of unstructured and structured data.
We generate revenue primarily from the sale of subscriptions to our Unified-CXM platform and related professional services. Our platform includes products that are licensed on a per-user basis as well as products that are licensed based on different tiers of volume.
Our customer base is diverse, spanning global enterprises across a broad array of industries and geographies, as well as marketing agencies, government departments, non-profit and educational institutions. As of January 31, 2026, we had 1,677 customers in more than 90 countries, with our platform supporting over 150 languages. This compares to 1,930 customers as of January 31, 2025. The decrease in total customers year-over-year was primarily due to a strategic refinement of our customer profile and an increased focus on top-tier enterprise customers. We define our large customers as those with at least $1.0 million in subscription revenue on a trailing 12-month basis. As of January 31, 2026, we had 141 large customers, compared to 149 as of January 31, 2025. While the number of large customers decreased, the average subscription revenue per customer in this cohort increased, reflecting our focus on higher-value relationships.
We primarily target large global enterprises, as we believe that our Unified-CXM platform’s breadth and depth of capabilities are well-suited to address the complex needs of these organizations. Our customers include 59% of the Fortune 100 companies.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. As of January 31, 2026, our RPO was $986.5 million, and our cRPO was $618.8 million. As of January 31, 2025, our RPO was $987.7 million, and our cRPO was $612.5 million.

Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation or expansion during the period but excludes subscription revenue from new customers. Our NDE, on a trailing 12-month basis, was 103.0% and 103.6% for the 12-month periods ended January 31, 2026 and 2025, respectively. NDE was stable year-over-year despite continued churn and down-selling of certain existing customers, which was partially driven by the current macroeconomic environment.
Macroeconomic and Geopolitical Considerations
Unfavorable conditions in the economy both in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic and geopolitical events, including fluctuations in inflation and interest rates, the imposition of tariffs in the United States and abroad, the Russia-Ukraine war and military conflicts in the Middle East and the 2025 U.S. government shutdown, have led to economic uncertainty both in the United States and globally. Historically, during periods of economic and geopolitical uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.
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
Further, geopolitical events, such as Russia-Ukraine war, the 2026 Iran conflict and other military or security related events globally, may adversely affect our business. For example, our operations in the Middle East have been adversely impacted by the 2026 Iran conflict, including disruptions to our business activities in the region and inaccessibility, and potential loss, of certain customer data in connection with a third-party data center infrastructure in the United Arab Emirates on which we relied. Such events may result in a decrease in customer demand for our services, increased scrutiny from customers and regulators, and damage our reputation, which could adversely affect our business, financial condition and results of operations. Further, we may incur significant and unanticipated expenses to mitigate the possibility of further harm, including through emergency data transfers, temporary changes to data processing locations, increased infrastructure costs, or as through the relocation of our employees or data to other regions not affected by the conflict.
The effect of macroeconomic and geopolitical conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see “Part I. Item 1A. Risk Factors” in this Form 10-K.
Components of Results of Operations
Revenue
We generate revenue from the sale of subscriptions to our Unified-CXM cloud-based software platform and related professional services.
Subscription revenue consists primarily of fees for accessing our proprietary Unified-CXM platform, as well as related stand-ready services, and is generally recognized ratably over the committed subscription term. The majority of our subscription contracts have a term of two to three years. Historically, we have experienced seasonality in our sales cycle, as a large percentage of our customers make their purchases in the fourth quarter of a given fiscal year and pay us in the first quarter of the subsequent year. This seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the applicable subscription agreement.
Professional services revenue consists primarily of fixed-fee arrangements to provide implementation and managed services for our Unified-CXM Platform. For managed services, our consultants work alongside our customers’ teams to help them realize their CXM goals, including platform configuration, ongoing education and ad-hoc support.

Costs of Revenue
Costs of Subscription Revenue
Costs of subscription revenue consist primarily of costs to host our software platform; data costs, including cost of third-party data utilized in our platform; personnel-related expenses for our subscription and support operations personnel, including salaries, benefits, bonuses and stock-based compensation; professional fees; software costs; travel expenses, the amortization of our capitalized internal-use software; and allocated overhead expenses, including facilities costs for our subscription and support operations. We expect that costs of subscription revenue will increase in absolute dollars as we expand our customer base and make continued investments in our cloud infrastructure and support organization. Furthermore, we estimate that data and hosting costs with various partners may rise in the near term.
Costs of Professional Services Revenue
Costs of professional services revenue consist primarily of personnel-related expenses for our professional services personnel, including salaries, benefits, bonuses and stock-based compensation; professional fees; software costs; subcontractor costs; travel expenses; and allocated overhead expenses, including facilities costs, for our professional services organization. We expect that our costs of professional services may vary from period to period based on the project-based nature of this work, our increased use of partners and additional headcount for the delivery of implementation services.
Gross Profit and Gross Margin
Gross profit is defined as total revenue less total costs of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors, including our pricing, our mix of revenues and the costs required to deliver those revenues.
Our gross margin on subscription revenue is significantly higher than our gross margin on professional services revenue, and as a result, our gross margin may vary from period to period if our mix of revenue or costs of revenue fluctuates. In addition, because personnel-related expenses represent the largest component of costs of professional services revenue, we may experience changes in our professional services gross margin due to the timing of delivery of those services. We expect that our gross margin will decline in the near term due to higher data and hosting costs, coupled with higher service delivery costs, and, in the long term, will vary from period to period.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative and restructuring expenses.
Research and Development Expense
Research and development expense consists primarily of costs relating to the maintenance, continued development and enhancement of our cloud-based software platform and includes personnel-related expense for our research and development organization, including salaries, benefits, bonuses and stock-based compensation, professional fees, travel expenses and allocated overhead expenses, including facilities costs. Research and development expenses are expensed as incurred, except for internal-use software development costs that qualify for capitalization. We expect research and development expense to generally increase in absolute dollars as we continue to innovate and invest in enhancing and expanding the capabilities of our Unified-CXM platform.
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

Restructuring Expense
Restructuring expense includes costs associated with the global workforce reductions implemented in fiscal years 2026 and 2025. The majority of these costs consist of severance, benefits and the acceleration of equity awards. We do not expect to incur any further restructuring expense with respect to the workforce reductions implemented in fiscal years 2026 and 2025.
Other Income, Net
Other income, net, consists of interest income on invested cash and cash equivalents and marketable securities, foreign currency transaction gains and losses and other expenses and gains.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and U.S. jurisdictions in which we conduct business. Our annual estimated effective tax rate differed from the U.S. federal statutory rate in fiscal year 2026 primarily due to the impact of non-deductible items, stock-based compensation expense and the foreign tax rate differential on non-U.S. income and withholding taxes, as well as changes in our uncertain tax positions.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Revenue:
Subscription	$756,339	$717,923	$668,541
Professional services	100,861	78,471	63,819
Total revenue	857,200	796,394	732,360
Costs of revenue:
Costs of subscription (1)	178,634	140,730	116,032
Costs of professional services (1)	100,783	81,026	63,369
Total costs of revenue	279,417	221,756	179,401
Gross profit	577,783	574,638	552,959
Operating expense:
Research and development (1)	96,001	91,621	91,292
Sales and marketing (1)	287,639	319,615	317,779
General and administrative (1)	137,119	136,611	105,673
Restructuring (1)	16,785	2,821	4,270
Total operating expense	537,544	550,668	519,014
Operating income	40,239	23,970	33,945
Other income, net	26,550	24,322	26,577
Income before provision (benefit) for income taxes	66,789	48,292	60,522
Provision (benefit) for income taxes	43,884	(73,317)	9,119
Net income	$22,905	$121,609	$51,403

(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:
	Year Ended January 31,
(in thousands)	2026	2025	2024
Costs of subscription	$1,127	$1,323	$1,130
Costs of professional services	2,936	1,387	1,450
Research and development	16,843	11,404	11,566
Sales and marketing	24,536	21,331	24,477
General and administrative	38,126	24,072	17,134
Restructuring	866	—	—
Stock-based compensation expense, net of amounts capitalized	$84,434	$59,517	$55,757

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue (1):

	Year Ended January 31,
	2026	2025	2024
Revenue:
Subscription	88%	90%	91%
Professional services	12%	10%	9%
Total revenue	100%	100%	100%
Costs of revenue:
Costs of subscription	21%	18%	16%
Costs of professional services	12%	10%	9%
Total costs of revenue	33%	28%	24%
Operating expense:
Research and development	11%	12%	12%
Sales and marketing	34%	40%	43%
General and administrative	16%	17%	14%
Restructuring	2%	0%	1%
Total operating expense	63%	69%	71%
Operating income	5%	3%	5%
Other income, net	3%	3%	4%
Income before provision (benefit) for income taxes	8%	6%	8%
Provision (benefit) for income taxes	5%	(9)%	1%
Net income	3%	15%	7%
(1) Totals may not foot due to rounding.

Comparison of Fiscal Years Ended January 31, 2026 and 2025
Revenue

	Year Ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Subscription	$756,339	$717,923	$38,416	5%
Professional services	100,861	78,471	22,390	29%
Total revenue	$857,200	$796,394	$60,806	8%
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
Costs of Revenue and Gross Margin

	Year Ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Costs of subscription revenue	$178,634	$140,730	$37,904	27%
Costs of professional services revenue	100,783	81,026	19,757	24%
Total costs of revenue	$279,417	$221,756	$57,661	26%
Gross margin - subscription	76%	80%
Gross margin - professional services	0%	(3)%
The increase in costs of subscription revenue was primarily due to an increase of $33.3 million in third-party data, cloud and network infrastructure costs, partially attributable to increased customer demand as well as higher rates from our third-party providers.
The increase in costs of professional services revenue was primarily due to (i) an $11.0 million increase in subcontractor costs as a result of higher partner delivery costs and (ii) higher personnel-related costs of $7.7 million, partially driven by increased bonus expense compared to prior year.
Gross margin for subscription decreased by four percentage points, primarily driven by increased costs associated with third-party data, cloud and network infrastructure. Gross margin for professional services increased by three percentage points, largely driven by the timing of project initiation and the completion of delivery milestones, including the implementation of CCaaS projects.
Research and Development Expense

	Year Ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Research and development	$96,001	$91,621	$4,380	5%
% of revenue	11%	12%
The increase in research and development expense was primarily due to (i) a $3.0 million increase in personnel costs, resulting from higher stock compensation, which was primarily driven by new grants during fiscal year 2026, (ii) a $2.7 million increase in subcontractor and consulting costs, as a result of quality improvement projects implemented in the current fiscal year, and (iii) a $2.1 million increase in software subscription costs. These increases were partially offset by a $3.5 million decrease as a result of an increase in capitalized research and development costs.

Sales and Marketing Expense

	Year Ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$287,639	$319,615	$(31,976)	(10)%
% of revenue	34%	40%
The decrease in sales and marketing expense was primarily due to (i) a decrease in personnel costs of $25.2 million, primarily due to lower sales headcount as a result of the restructuring activities we implemented in the first quarter of fiscal year 2026, partially offset by an increase in commissions expense of $4.2 million, and (ii) a decrease in other marketing-related costs of $5.9 million.
General and Administrative Expense

	Year Ended January 31,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$137,119	$136,611	$508	—%
% of revenue	16%	17%
The increase in general and administrative expense was primarily due to (i) a $19.2 million increase in personnel-related costs driven by increased stock compensation expense, primarily related to new grants during fiscal year 2026 and (ii) an increase in professional and related fees of $1.9 million. These increases were partially offset by (i) lower consulting costs of $11.3 million and (ii) lower provision for expected credit losses of $9.3 million as a result of increased reserves for certain customers that we deemed to be uncollectible accounts during the second quarter of fiscal year 2025.
Restructuring Expense

	Year Ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Restructuring	$16,785	$2,821	$13,964	495%
% of revenue	2%	—%
The increase in restructuring expense was due to the reduction in global workforce implemented in the first quarter of fiscal year 2026 impacting 12% of our workforce versus a 3% impact to the workforce as a result of the reduction in global workforce implemented in the second quarter of fiscal year 2025. Refer to Note 14, Restructuring Charges, included in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K for additional information.
Other Income, Net

	Year Ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Other income, net	$26,550	$24,322	$2,228	9%
% of revenue	3%	3%
The increase in other income, net was primarily attributable to an $8.2 million increase in net foreign currency gains, partially offset by a $5.8 million decrease in interest income from our money market and short-term investment accounts as a result of lower interest rates and lower average balances in these accounts.

Provision (Benefit) for Income Taxes

	Year Ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Provision (benefit) for income taxes	$43,884	$(73,317)	$117,201	160%
% of revenue	5%	(9)%
The increase in provision (benefit) for income taxes was primarily due to the impact of including U.S. profit before tax in the annual effective tax rate computation for the year ended January 31, 2026. For the year ended January 31, 2025, we recorded a net reduction of $96.3 million in our valuation allowance, primarily reflecting the release of our valuation allowance associated with our U.S. federal and state deferred tax assets, and recorded a tax benefit of $2.0 million for non-deductible stock-based compensation. The provision for income tax for the year ended January 31, 2026 also includes (i) a $7.0 million income tax charge for changes to our uncertain tax positions related to our non-U.S. entities and (ii) a $5.1 million income tax charge for non-deductible stock-based compensation.

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

A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Non-GAAP gross profit and gross margin:
U.S. GAAP gross profit	$577,783	$574,638	$552,959
Stock-based compensation expense and related charges(1)	4,115	2,750	2,625
Amortization of stock-based compensation expense - capitalized internal-use software	2,596	2,216	1,488
Non-GAAP gross profit	$584,494	$579,604	$557,072
Gross margin	67%	72%	76%
Non-GAAP gross margin	68%	73%	76%

Non-GAAP operating income and operating margin:
U.S. GAAP operating income	$40,239	$23,970	$33,945
Stock-based compensation expense and related charges(2)	84,539	60,663	57,902
Amortization of acquired intangible assets	—	118	200
Amortization of stock-based compensation expense - capitalized internal-use software	2,596	2,216	1,488
Non-recurring litigation costs(3)	2,076	—	—
Restructuring costs(4)	16,785	2,821	4,270
Non-GAAP operating income	$146,235	$89,788	$97,805
Operating margin	5%	3%	5%
Non-GAAP operating margin	17%	11%	13%
(1) Employer payroll tax related to stock-based compensation for the years ended January 31, 2026, 2025, and 2024 was immaterial as to the impact to gross profit.
(2) Includes employer payroll tax related to stock-based compensation expense of $1.0 million, $1.1 million and $2.1 million for the years ended January 31, 2026, 2025 and 2024, respectively.
(3) Relates to costs associated with litigation that arise outside of the ordinary course of business.
(4) Includes employer payroll tax related to restructuring expense of $0.8 million, $0.4 million and $0.4 million for the years ended January 31, 2026, 2025 and 2024, respectively. Refer to Note 14, Restructuring Charges, included in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K for additional information.

	Year Ended January 31,
	2026			2025			2024
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income and earnings per share:
U.S. GAAP net income	$22,905	$0.09	$0.09	$121,609	$0.47	$0.44	$51,403	$0.19	$0.18
Stock-based compensation expense and related charges(1)	84,539	0.34	0.33	60,663	0.23	0.22	57,902	0.21	0.20
Amortization of acquired intangible assets	—	—	—	118	—	—	200	—	—
Amortization of stock-based compensation expense - capitalized internal-use software	2,596	0.01	0.01	2,216	0.01	0.01	1,488	0.01	0.01
Income tax expense(2)	(1,731)	(0.01)	(0.01)	—	—	—	—	—	—
Non-recurring litigation costs(3)	2,076	0.01	0.01	—	—	—	—	—	—
Restructuring costs(4)	16,785	0.07	0.06	2,821	0.01	0.01	4,270	0.02	0.01
Release of U.S. federal and state valuation allowances	—	—	—	(87,058)	(0.33)	(0.31)	—	—	—
Non-GAAP net income	$127,170	$0.51	$0.49	$100,369	$0.39	$0.37	$115,263	$0.43	$0.40
Weighted-average shares outstanding		250,834	257,965		260,241	274,773		269,974	287,093
(1) Includes employer payroll tax related to stock-based compensation expense of $1.0 million, $1.1 million and $2.1 million of for the years ended January 31, 2026, 2025 and 2024, respectively.
(2) Represents the Company’s current and deferred income tax expense commensurate with the non-GAAP measure of profitability using a non-GAAP tax rate of 26.4% for the year ended January 31, 2026. The Company uses an annual tax rate in its computation of the non-GAAP income tax provision and excludes the direct impact of stock-based compensation expense, employer tax costs related to stock-based compensation, intangible amortization expense, amortization of stock-based compensation expense associated with capitalized internal-use software, non-recurring litigation costs, restructuring costs and settlement of prior year tax provisions.
(3) Relates to costs associated with litigation that arise outside of the ordinary course of business.
(4) Includes employer payroll tax related to restructuring expense of $0.8 million, $0.4 million and $0.4 million for the years ended January 31, 2026, 2025 and 2024, respectively. Refer to Note 14, Restructuring Charges, included in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K for additional information.

	Year Ended January 31,
(in thousands)	2026	2025	2024
Free cash flow:
Net cash provided by operating activities	$159,193	$77,590	$71,465
Purchases of property and equipment	(1,379)	(5,802)	(8,548)
Capitalized internal-use software	(15,911)	(12,631)	(11,777)
Free cash flow	$141,903	$59,157	$51,140

Liquidity and Capital Resources
Overview
As of January 31, 2026, our principal sources of liquidity were $163.0 million of cash and cash equivalents and $339.5 million of highly liquid marketable securities. We believe that our existing cash and cash equivalents, marketable securities and cash from operations will be sufficient to meet our working capital needs, capital expenditures and financing obligations for at least the next 12 months and over the long-term. The majority of our cash is held in the United States and we do not anticipate a need to repatriate cash held outside of the United States. Further, it is our intent to indefinitely reinvest these funds outside the United States, and, therefore, we have not provided for any United States income taxes.

Cash Collateral Agreements and Restricted Cash
In April 2023, we entered into cash collateral agreements with Silicon Valley Bank in lieu of a letter of credit facility, which are associated with certain leases. Approximately $1.1 million is outstanding on these cash collateral agreements as of January 31, 2026, which we have therefore classified within restricted cash. As of January 31, 2026, $0.7 million and $0.4 million of this restricted cash is recorded within prepaid expenses and other current assets and within non-current assets, respectively, on the consolidated balance sheets.
Starting in 2023, we entered into cash collateral agreements with J.P. Morgan Bank in lieu of a credit facility, through which approximately $7.4 million is outstanding as of January 31, 2026. As of January 31, 2026, $1.4 million and $6.0 million of this restricted cash is recorded within prepaid expenses and other current assets and within non-current assets, respectively, on the consolidated balance sheets.
Share Repurchase Programs
On June 4, 2025, we announced that our board of directors had authorized and approved a share repurchase plan (the “2025 Share Repurchase Program”), whereby we were authorized to repurchase up to $150 million of Class A common stock. During the year ended January 31, 2026, we repurchased 17,616,548 shares of our Class A common stock for an aggregate cost of $150.4 million. All of the shares repurchased have been returned to our authorized but unissued share reserve. During the third quarter of fiscal year 2026, we completed the full purchase authorization of $150 million under the 2025 Share Repurchase Program.
On March 11, 2026, we announced that our board of directors had authorized and approved a share repurchase plan (the “2026 Share Repurchase Program”), whereby we were authorized to periodically repurchase up to $200 million of Class A common stock through March 15, 2027. On March 13, 2026, the Company entered into an accelerated share repurchase transaction for $125 million under the 2026 Share Repurchase Program, with the remaining authorization to be utilized at the Company’s discretion over the next year, subject to market conditions and other factors. Repurchases under the program are expected to be funded using cash on hand, cash equivalents, and marketable securities.
For additional information regarding our share repurchase programs, see Note 10, Stockholders’ Equity, included in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.
Material Cash Requirements
Our expected material cash requirements include obligations under data and service provider agreements, operating leases and the 2026 Share Repurchase Program. We have agreements in place with data and service providers that require us to make certain minimum guaranteed purchase commitments through fiscal year 2029, which totaled $117.2 million as of January 31, 2026, of which $70.9 million is due within twelve months from January 31, 2026. In the normal course of business we may renew existing contracts throughout the year. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2036. Refer to Note 8, Leases, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a discussion of our leases. For additional information regarding the 2026 Share Repurchase Program and its expected funding sources, see “Share Repurchase Programs” above. There were no other significant changes in our material cash requirements during fiscal year 2026.
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

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Net cash provided by operating activities	$159,193	$77,590	$71,465
Net cash (used in) provided by investing activities	$(12,470)	$154,126	$(110,570)
Net cash (used in) provided by financing activities	$(131,847)	$(248,158)	$24,086
Our net income and cash flows provided by operating activities are influenced significantly by our investments in headcount to support growth and in costs of revenue to deliver our services. Non-cash charges primarily include depreciation and amortization, provision for credit losses, stock-based compensation, non-cash lease expense, deferred income taxes and accretion on marketable securities. Our largest source of operating cash is cash collections from customers using our Unified-CXM platform and related services. Our primary uses of cash from operating activities are for employee-related costs, costs to deliver our revenue and marketing expenses.
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
Operating Activities
For the fiscal year 2026, cash provided by operating activities was $159.2 million, which consisted of net income of $22.9 million, adjusted for non-cash expenses of $127.6 million and $8.7 million of net cash flows provided as a result of changes in operating assets and liabilities. The $8.7 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected (i) a $22.7 million increase in deferred revenue as a result of billings exceeding recognized revenue, (ii) an $11.1 million increase in accrued expenses and other current liabilities primarily due to higher bonus and withholding tax accruals, (iii) a $5.9 million increase in accounts payable due to timing of payments made, and (iv) a $5.7 million decrease in accounts receivable due to collections outpacing billings. These increases to cash flows from operations were partially offset by (i) a $21.6 million increase in prepaid expenses and other current assets due to higher capitalized commissions, (ii) an $8.4 million decrease in operating lease liabilities due to ongoing payments for leased properties, and (iii) a $6.4 million increase in other non-current assets due to higher capitalized commissions.
For the fiscal year 2025, cash provided by operating activities was $77.6 million, which consisted of net income of $121.6 million, adjusted for non-cash expenses of $2.5 million and $41.6 million of net cash flows used as a result of changes in operating assets and liabilities. The $41.6 million of net cash flows used as a result of changes in our operating assets and liabilities reflected (i) a $30.0 million increase in accounts receivable due to billings outpacing collections, (ii) a $15.5 million increase in prepaid expenses and other current assets due to higher prepaid hosting and data costs, (iii) a $12.5 million decrease in accrued expenses and other current liabilities primarily due to lower bonus and commission accruals, (iv) a $9.6 million increase in other non-current assets due to higher capitalized commissions, and (v) a $7.0 million decrease in accounts payable due to timing of payments made. These decreases to cash flows from operations were partially offset by a $37.5 million increase in deferred revenue as a result of billings exceeding recognized revenue.
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

Investing Activities
For the fiscal year 2026, net cash used in investing activities was $12.5 million and primarily consisted of $516.8 million of purchases of marketable securities and $15.9 million in capitalized internal-use software costs. These decreases in cash flows from investing activities was partially offset by $521.9 million of sales and maturities of marketable securities.
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
Financing Activities
For the fiscal year 2026, net cash used in financing activities was $131.8 million, which consisted of payments for the 2025 Share Repurchase Program of $152.3 million, offset by $15.3 million of proceeds from the exercise of stock options and $5.1 million of proceeds from the purchase of stock under our 2021 Employee Stock Purchase Plan (“ESPP”).
For the fiscal year 2025, net cash used in financing activities was $248.2 million, which consisted of payments for the 2024 Share Repurchase Program of $273.9 million, offset by $19.9 million of proceeds from the exercise of stock options and $5.8 million of proceeds from the purchase of stock under our 2021 Employee Stock Purchase Plan (“ESPP”).
For the fiscal year 2024, cash provided by financing activities was $24.1 million, which consisted of proceeds from the exercise of stock options of $43.3 million and proceeds from the purchase of stock under our ESPP of $7.4 million, partially offset by payments for the repurchase of Class A common shares of $26.7 million.

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
Our significant accounting policies are more fully described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.
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
The determination of standalone selling price (“SSP”) for each distinct performance obligation requires judgment. We rarely sell our enterprise cloud software products and services as readily observable standalone sales, so we are required to estimate the SSP for each performance obligation. In the determination of the SSP, we may use information that includes contractually stated prices, size of the arrangement, list prices and other observable inputs. Based on these results, the estimated SSP is set for each distinct product or service delivered to customers. As our go-to-market strategies evolve, we may modify our pricing strategies in the future, which could result in changes to SSP.

There were no material changes in the estimates or assumptions used to recognize revenue during the year ended January 31, 2026.
Stock-Based Compensation
We measure and record the expense related to stock-based awards based upon the fair value at the date of grant. We estimate the grant date fair value of each common stock option using the Black-Scholes Merton method, which requires the input of subjective assumptions and management’s best estimates. The assumptions used, including (i) fair value of the underlying common stock, (ii) expected volatility, (iii) expected term, (iv) risk-free interest rate and (v) dividend yield, and how they are estimated is detailed within Note 11, Stock-Based Compensation, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K.
Performance and Market-Based Award Valuations
For awards granted that vest upon the achievement of market conditions, we estimate the grant date fair value of these units using a Monte Carlo Simulation. The simulation models multiple stock price paths in order to estimate the grant date fair value of those with market conditions. For those awards with market conditions, stock-based compensation is recognized regardless of whether the market targets were achieved. However, if the grantee does not continue their employment through the derived service period, all related stock-based compensation for that individual is reversed in the period of termination.
For awards granted that vest upon the achievement of certain performance conditions, we estimate the fair value of these units using the Company’s share price on the date of grant. Once the performance conditions are deemed probable, stock-based compensation recognition begins and is recognized over the service period. If at any point the performance conditions are deemed not probable, any expense recognized to date is reversed.
Income Taxes
We determined that it is more likely than not that our U.S. federal and state deferred tax assets were realizable as of January 31, 2025, and we reaffirmed this conclusion as of January 31, 2026. In determining the need, or continued need, for a valuation allowance, we considered the weighting of the positive and negative evidence, which includes, among other things, recent historical income and losses, future growth, forecasted earnings and future taxable income. As of January 31, 2025, we achieved three years of cumulative U.S. income when considering pre-tax income adjusted for permanent differences and other comprehensive losses. Based on all available positive and negative evidence, having demonstrated sustained profitability, which is objective and verifiable, and taking into account anticipated future earnings, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets are realizable. See Note 13, Income Taxes, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K for additional information.
Recent Accounting Pronouncements
Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” in this Form 10-K for more information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
The functional currency of our foreign subsidiaries is generally their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates. As a result, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Euro, United Arab Emirates dirham, Brazilian real and British Pound sterling. Impacts to our operations from changes in foreign currency have not been material to date and thus we have not instituted a hedging program. We will monitor our foreign currency exposure to determine when we should begin a hedging program. A majority of our agreements have been, and we expect will continue to be, denominated in U.S. dollars. A hypothetical 10% change in the Indian rupee, Euro, United Arab Emirates dirham, Brazilian real and British Pound sterling rates during the year ended January 31, 2026 would have had a $9.5 million impact on our results of operations.

Interest Rate Sensitivity
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of January 31, 2026, we had $163.0 million of cash and cash equivalents, which consisted primarily of bank deposits, money market funds and $339.5 million of highly liquid marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of our interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during the period presented would not have had a material impact on our consolidated financial statements.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors Sprinklr, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Sprinklr, Inc. and subsidiaries (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Sufficiency of audit evidence over costs to obtain customer contracts
As discussed in Note 3 to the consolidated financial statements, costs to obtain customer contracts, including commissions earned, that are considered incremental and recoverable are capitalized and amortized on a straight-line basis over the anticipated period of benefit. Capitalized costs to obtain customer contracts as of January 31, 2026, were $173.0 million.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to costs to obtain customer contracts, including commissions earned. We involved IT professionals with specialized skills and knowledge who assisted in testing certain IT applications used by the Company in the costs to obtain customer contracts process. In addition, for a sample of commissions earned during the year, we:
•recalculated the amount earned based on the terms of the relevant underlying commission plan;
•compared the amount earned to the actual commission payment; and
•assessed whether the commissions earned were considered incremental and recoverable costs of obtaining customer contracts and that they were properly recorded.
In addition, we evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed, including appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
New York, New York
March 19, 2026

SPRINKLR, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$162,969	$145,270
Marketable securities	339,537	338,189
Accounts receivable, net of allowance of $7.4 million and $8.1 million, respectively	278,081	285,656
Prepaid expenses and other current assets	107,393	84,982
Total current assets	887,980	854,097
Property and equipment, net	33,454	31,591
Goodwill and other intangible assets	50,144	49,957
Operating lease right-of-use assets	43,094	44,626
Deferred tax assets, non-current	70,400	90,369
Other non-current assets	119,989	113,559
Total assets	$1,205,061	$1,184,199

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$33,781	$27,353
Accrued expenses and other current liabilities	91,538	79,285
Operating lease liabilities, current	8,433	7,462
Deferred revenue	420,339	403,483
Total current liabilities	554,091	517,583
Deferred revenue, non-current	12,824	6,276
Operating lease liabilities, non-current	38,299	41,243
Other liabilities, non-current	7,204	7,034
Total liabilities	612,418	572,136
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 147,555,436 and 139,163,819 shares issued and outstanding as of January 31, 2026 and 2025, respectively	4	4
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 101,168,413 and 116,278,936 shares issued and outstanding as of January 31, 2026 and 2025, respectively	3	4
Treasury stock, at cost, 14,130,784 shares as of January 31, 2026 and 2025	(23,831)	(23,831)
Additional paid-in capital	1,376,487	1,268,920
Accumulated other comprehensive loss	(5,711)	(6,969)
Accumulated deficit	(754,309)	(626,065)
Total stockholders’ equity	592,643	612,063
Total liabilities and stockholders’ equity	$1,205,061	$1,184,199
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2026	2025	2024
Revenue:
Subscription	$756,339	$717,923	$668,541
Professional services	100,861	78,471	63,819
Total revenue	857,200	796,394	732,360
Costs of revenue:
Costs of subscription	178,634	140,730	116,032
Costs of professional services	100,783	81,026	63,369
Total costs of revenue	279,417	221,756	179,401
Gross profit	577,783	574,638	552,959
Operating expense:
Research and development	96,001	91,621	91,292
Sales and marketing	287,639	319,615	317,779
General and administrative	137,119	136,611	105,673
Restructuring	16,785	2,821	4,270
Total operating expense	537,544	550,668	519,014
Operating income	40,239	23,970	33,945
Other income, net	26,550	24,322	26,577
Income before provision (benefit) for income taxes	66,789	48,292	60,522
Provision (benefit) for income taxes	43,884	(73,317)	9,119
Net income	$22,905	$121,609	$51,403
Net income per share, basic	$0.09	$0.47	$0.19
Weighted average shares used in computing net income per share, basic	250,834	260,241	269,974
Net income per share, diluted	$0.09	$0.44	$0.18
Weighted average shares used in computing net income per share, diluted	257,965	274,773	287,093
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Net income	$22,905	$121,609	$51,403
Foreign currency translation adjustments	1,217	(2,790)	(490)
Unrealized gains (losses) on investments, net of tax	41	(343)	1,038
Total comprehensive income, net of tax	$24,163	$118,476	$51,951
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A and Class B Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2023	263,741	$9	$1,074,149	14,131	$(23,831)	$(4,384)	$(496,611)	$549,332
Stock-based compensation - equity classified awards	—	—	57,230	—	—	—	—	57,230
Exercise of stock options and release of vested restricted stock units	10,948	—	43,333	—	—	—	—	43,333
Issuance of common shares upon ESPP purchases	976	—	7,437	—	—	—	—	7,437
Common stock repurchased	(2,400)	—	—	—	—	—	(29,579)	(29,579)
Other adjustment	—	(1)	1	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	548	—	548
Net income	—	—	—	—	—	—	51,403	51,403
Balance at January 31, 2024	273,265	8	1,182,150	14,131	(23,831)	(3,836)	(474,787)	679,704
Stock-based compensation - equity classified awards	—	—	61,055	—	—	—	—	61,055
Exercise of stock options and release of vested restricted stock units	6,862	—	19,908	—	—	—	—	19,908
Issuance of common shares upon ESPP purchases	776	—	5,807	—	—	—	—	5,807
Common stock repurchased, including accrued excise tax	(25,460)	—	—	—	—	—	(272,887)	(272,887)
Other comprehensive loss	—	—	—	—	—	(3,133)	—	(3,133)
Net income	—	—	—	—	—	—	121,609	121,609
Balance at January 31, 2025	255,443	8	1,268,920	14,131	(23,831)	(6,969)	(626,065)	612,063
Stock-based compensation - equity classified awards	—	—	87,151	—	—	—	—	87,151
Exercise of stock options and release of vested restricted stock units	10,128	—	15,289	—	—	—	—	15,289
Issuance of common shares upon ESPP purchases	770	—	5,127	—	—	—	—	5,127
Common stock repurchased, including accrued excise tax	(17,617)	(1)	—	—	—	—	(151,149)	(151,150)
Other comprehensive income	—	—	—	—	—	1,258	—	1,258
Net income	—	—	—	—	—	—	22,905	22,905
Balance at January 31, 2026	248,724	$7	$1,376,487	14,131	$(23,831)	$(5,711)	$(754,309)	$592,643
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Cash flow from operating activities:
Net income	$22,905	$121,609	$51,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	19,064	18,679	15,466
Provision for credit losses	2,271	11,560	5,906
Stock-based compensation, net of amounts capitalized	84,434	59,517	55,757
Non-cash lease expense	8,048	8,188	8,352
Deferred income taxes	20,191	(88,069)	(2,668)
Net accretion on marketable securities	(6,409)	(12,544)	(17,009)
Other non-cash items, net	30	207	107
Changes in operating assets and liabilities:
Accounts receivable	5,710	(30,010)	(68,709)
Prepaid expenses and other current assets	(21,573)	(15,503)	8,675
Other non-current assets	(6,408)	(9,560)	(25,577)
Accounts payable	5,907	(7,048)	3,325
Operating lease liabilities	(8,405)	(5,570)	(8,019)
Accrued expenses and other current liabilities	11,142	(12,487)	(6,515)
Deferred revenue	22,712	37,473	49,813
Other liabilities	(426)	1,148	1,158
Net cash provided by operating activities	159,193	77,590	71,465
Cash flow from investing activities:
Purchases of marketable securities	(516,840)	(396,154)	(604,648)
Proceeds from sales and maturities of marketable securities	521,922	568,713	514,403
Purchases of property and equipment	(1,379)	(5,802)	(8,548)
Capitalized internal-use software	(15,911)	(12,631)	(11,777)
Other investing activities	(262)	—	—
Net cash (used in) provided by investing activities	(12,470)	154,126	(110,570)
Cash flow from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	15,289	19,908	43,333
Proceeds from issuance of common stock upon ESPP purchase	5,127	5,807	7,437
Payments for repurchase of Class A common shares and related excise tax	(152,263)	(273,873)	(26,684)
Net cash (used in) provided by financing activities	(131,847)	(248,158)	24,086
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	3,099	(2,454)	(939)
Net change in cash, cash equivalents and restricted cash	17,975	(18,896)	(15,958)
Cash, cash equivalents and restricted cash at beginning of period	153,533	172,429	188,387
Cash, cash equivalents and restricted cash at end of period	$171,508	$153,533	$172,429

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$24,780	$11,010	$7,647

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$6,366	$22,669	$23,696
Accrued purchases of property and equipment	$209	$491	$2,380
Stock-based compensation expense capitalized in internal-use software	$2,800	$2,538	$2,473
Accrued for asset retirement obligation	$672	$310	$117
Accrued for share repurchases and related excise tax	$796	$1,909	$2,895
See accompanying notes to the consolidated financial statements

SPRINKLR, INC.
Notes to Consolidated Financial Statements

1.Organization and Description of Business
Description of Business
Founded in 2009, Sprinklr, Inc. (“Sprinklr” or the “Company”) provides enterprise software products to enable enterprises to respond, market, service and sell to customers on the channels they prefer, using Sprinklr’s AI-native platform for unified customer experience management (“Unified-CXM”).
The Company was incorporated in Delaware in 2011 and is headquartered in New York, New York with 21 operating subsidiaries globally.

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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications were made for presentation purposes only and do not affect previously reported results. Expenses previously reported as “Costs of professional services,” “Research and development,” “Sales and marketing,” and “General and administrative” have been reclassified to “Restructuring” expenses in the consolidated statements of operations. In the consolidated balance sheets, “Deferred tax assets, non-current” is now presented separately, and “Deferred tax liability, non-current” is included in “Other liabilities, non-current.” Additionally, certain line items in Note 6, Balance Sheet Components, have been aggregated or reclassified for clarity.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent assets and liabilities, as of the balance sheet date, as well as the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, revenue recognition, fair value assumptions for stock-based compensation, software costs eligible for capitalization and the allowance for credit losses on the Company’s accounts receivable. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and on assumptions that it believes are reasonable and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.
Segments
The Company operates in one operating segment because its offerings run on a single proprietary customer experience management platform, its products are deployed in a similar manner, and its chief operating decision maker (“CODM”), the Chief Executive Officer, evaluates financial information and assesses performance on a consolidated basis. For additional segment information, see Note 15, Segment and Geographic Information.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is generally their respective local currency. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rates in effect at the balance sheet dates, with the resulting translation adjustments recorded as a separate component of accumulated other comprehensive loss. Income and expense accounts are translated at monthly average exchange rates during the year. Foreign currency transaction gains and losses are recorded in other income, net, in the consolidated statements of operations. The Company recognized net foreign currency transaction gains (losses) of $6.5 million, $(1.7) million and $(3.6) million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.
The following table reconciles cash, cash equivalents and restricted cash from the consolidated balance sheets to amounts reported in the consolidated statements of cash flows:

	January 31,
(in thousands)	2026	2025
Cash and cash equivalents	$162,969	$145,270
Restricted cash included in prepaid expenses and other current assets(1)	2,065	1,705
Restricted cash included in other non-current assets(1)	6,474	6,558
Total cash, cash equivalents and restricted cash	$171,508	$153,533
(1) Consists primarily of collateral for letters of credit issued in lieu of deposits on certain leases and customer contracts.
Marketable Securities
The Company's marketable securities consist of U.S. Treasury securities, corporate and municipal bonds, agency securities, commercial paper, certificates of deposit, and time deposits with maturity dates of more than three months from the purchase date. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. The Company classifies and accounts for its marketable securities as available-for-sale securities as the Company may sell these securities at any time to support current operation or for other purposes, even prior to maturity. As a result, the Company classifies marketable securities as current assets in the consolidated balance sheets.
All marketable securities are recorded at their estimated fair values. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield. Interest income is recognized when earned and reported in other income, net in the consolidated statements of operations. Unrealized gains and losses on these marketable securities are reported as a separate component of accumulated other comprehensive loss on the consolidated balance sheets until realized. Realized gains and losses are determined based on the specific identification method and are also reported in other income, net in the consolidated statements of operations.
Available-for-sale debt securities are considered impaired if the fair value of the investment is less than amortized cost. If it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the security is written down to its fair value and the difference is recognized in operating income. If the Company deems it is not likely to sell such security before recovery of its amortized cost basis, the Company bifurcates the impairment into credit-related and non-credit-related components. In evaluating whether a credit-related loss exists, the Company considers a variety of factors including: (i) the extent to which the fair value is less than the amortized cost basis, (ii) adverse conditions specifically related to the issuer of a security, an industry or geographic area, (iii) the failure of the issuer of the security to make scheduled interest or principal payments and (iv) any changes to the rating of the security by a rating agency. Any portion of the loss attributable to credit-related components is recorded within the provision for credit losses in the consolidated statements of operations while any non-credit related components are reflected within accumulated other comprehensive loss on the consolidated balance sheets, net of applicable taxes. As of January 31, 2026 and 2025, there have been no securities with an unrealized loss position that the Company would have to sell before recovery of its amortized cost basis, and therefore, the Company has not bifurcated the impairment.
Fair Values Measurement
The Company considers the carrying amounts of financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued expenses to approximate their fair values because of their relatively short maturities.
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

•Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
The Company evaluates these inputs and recognizes transfers between levels, if any, at the balance sheet date. The Company has not elected the fair value measurement option for assets not required to be measured at fair value on a recurring basis.
Accounts Receivable and Allowance
Accounts receivable are recorded at invoiced amounts, net of allowance for credit losses, if applicable, and are unsecured and do not bear interest.
The Company measures expected credit losses on accounts receivable using the current expected credit loss (“CECL”) model. The allowance reflects lifetime expected credit losses on receivables. The Company pools receivables that share similar risk characteristics and estimates expected credit losses using a loss‑rate method based on historical experience, current conditions, and reasonable and supportable forecasts. Receivables that do not share risk characteristics with a pool are evaluated individually. The allowance is reviewed at each reporting date and adjusted as necessary. Receivables are written off when collection efforts are exhausted and amounts are deemed uncollectible. Recoveries of amounts previously written off are recorded as a reduction of the allowance. Changes in the allowance are recognized in the provision for credit losses and reported in sales and marketing expense in the consolidated statements of operations.
Changes in the allowance for credit losses for the periods presented were as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Allowance, beginning of period	$8,059	$5,267	$3,156
Write-offs of uncollectible accounts, net	(2,889)	(8,837)	(3,109)
Provision for credit losses	2,271	11,629	5,220
Allowance, end of period	$7,441	$8,059	$5,267
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

SPRINKLR, INC.
Notes to Consolidated Financial Statements

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
The Company did not record any goodwill impairment charges in the years ended January 31, 2026, 2025 or 2024.
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
Leases
The Company determines whether an arrangement contains a lease at inception and classifies leases at commencement as either operating or finance leases. As of January 31, 2026 and 2025, the Company did not have any finance leases.
Right-of-use (“ROU”) assets and lease liabilities are recognized at the lease commencement date based on the present value of the fixed minimum lease payments over the lease term. The Company utilizes certain practical expedients and policy elections: (i) leases with an initial term of 12 months or less are not recognized on the balance sheet, (ii) lease components are not separated from non-lease components for any asset class and (iii) variable lease costs are expensed as incurred. The Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future lease payments. The rate is an estimate of the collateralized borrowing rate the Company would incur on future lease payments over a similar term.
The Company leases facilities under non-cancelable operating lease agreements. Certain of the operating lease agreements contain rent concessions and rent escalations that are included in the present value calculation of minimum lease payments. The lease term begins on the date the Company obtains control of the underlying asset and may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants.
Concentration of Risk and Significant Customers
The Company has no significant off-balance sheet risks related to foreign currency exchange contracts, option contracts or other foreign currency hedging arrangements. The Company’s financial instruments that are potentially subject to credit risk consist primarily of cash, cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits generally exceed federally insured limits.
To manage credit risk related to accounts receivable, the Company maintains an allowance for credit losses, which is estimated on a pooled basis for receivables that share similar risk characteristics. The Company determines its allowance using a loss‑rate method based on an aging schedule informed by historical loss experience, current conditions, and reasonable and supportable forecasts. Receivables that do not share similar risk characteristics are evaluated individually by considering customers’ specific credit risk, macroeconomic trends and any other factors that could impact the collectability of receivables. The Company’s accounts receivable at January 31, 2026 are derived from customers located primarily in North America and Europe.
No single customer accounted for more than 10% of total revenue during the years ended January 31, 2026, 2025 or 2024. In addition, no single customer accounted for more than 10% of total accounts receivable as of January 31, 2026 or 2025.
In addition, the Company relies upon third-party hosted infrastructure partners globally to serve customers and operate certain aspects of its services, such as environments for development testing, training, sales demonstrations, and production usage. Given this, any disruption of or interference at the Company’s hosted infrastructure partners would impact the Company’s operations and could adversely impact its business. The potential impact of the current conflicts in the Middle East on our business, operations, or financial results cannot be reasonably estimated at this time.
Revenue Recognition
For discussion of the Company’s accounting policies related to revenue, see Note 3, Revenue Recognition.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Costs of Revenue
Costs of subscription revenue and professional services revenue are expensed as incurred.
Costs of subscription revenue consists primarily of expenses related to hosting the Company’s software platform, including data center operations costs and personnel and related expenses directly associated with delivering the Company’s cloud infrastructure, the costs of purchasing third-party data that are utilized in providing elements of the platform and costs to provide platform support to the Company’s customers, including personnel and related expenses. These costs include salaries, benefits, bonuses and stock-based compensation, as well as allocated overhead.
Costs of professional services revenue consists primarily of personnel and related expenses directly associated with the Company’s professional services organization. These costs include salaries, benefits, bonuses and stock-based compensation, as well as allocated overhead, together with the costs of subcontracted third-party professional services vendors.
Overhead associated with facilities and depreciation is allocated to costs of revenue based on the relative headcount in those departments.
Research and Development
Research and development expenses consist primarily of costs related to the maintenance, continued development and enhancement of the Company’s cloud-based software platform and include personnel-related expenses and stock-based compensation for its research and development organization, professional fees, travel expenses and allocated overhead expenses, including facilities costs. Research and development expenses are expensed as incurred, except for internal-use software development costs that qualify for capitalization.
Advertising Costs
Advertising costs include costs incurred to promote the Company’s subscription and professional services. These costs are expensed as incurred and were $2.8 million, $4.7 million and $4.1 million in the years ended January 31, 2026, 2025 and 2024, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation as an expense in the statements of operations based on the awards’ grant date fair values.
Options
The Company estimates the fair value of service-based options granted using the Black-Scholes option pricing model. Stock options that include performance and market conditions are valued using a Monte-Carlo simulation model.
The Company determines the fair value of its common stock using the closing price, on the date of grant, of its Class A common stock, which is publicly traded on the New York Stock Exchange (“NYSE”).
The fair value of stock-based payments is recognized as compensation expense, net of expected forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period. The fair value of stock-based payments for options that include performance and market conditions is recognized as compensation expense over the requisite service period as achievement of the performance objective becomes probable.
Restricted Stock Units (“RSUs”)
The Company determines the fair value of RSUs using the grant date closing stock price of its Class A common stock, which is publicly traded on the NYSE. Stock-based compensation for RSUs is recognized on a straight-line basis over the requisite service period, which is generally the vesting period, net of expected forfeitures.
Performance-Based Stock Units (“PSUs”)
The Company issues PSUs that vest upon the satisfaction of time-based service, performance-based and market conditions. For the units that vest upon the achievement of certain performance and market conditions, the Company estimates the grant date fair value using a Monte Carlo simulation.
Employee Stock Purchase Plan (“ESPP”) Rights
The fair value of the share purchase rights under the Company’s 2021 ESPP (“ESPP Rights”) is measured based on the grant date fair value using the Black-Scholes option pricing model.
Refer to Note 11, Stock-Based Compensation, for additional information on stock‑based awards, including options, RSUs, PSUs, and ESPP Rights.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

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
Management makes estimates, assumptions and judgments to determine the Company’s provision for or benefit from income taxes, deferred tax assets and liabilities and any valuation allowances recorded against the Company’s deferred tax assets. The Company also assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not more likely than not, the Company records a valuation allowance.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes — Improvements to Income Tax Disclosures (“ASU 2023-09”), requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company beginning with the annual period for fiscal year 2026. The Company adopted ASU 2023-09 in the annual period ended January 31, 2026 on a prospective basis, which resulted in additional disclosures related to the effective tax rate reconciliation and income taxes paid. Refer to Note 13, Income Taxes, for these disclosures.
Recently Issued Accounting Pronouncements Pending Adoption
In November 2024 and January 2025, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2024-03”), and ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2025-01”), respectively. These ASUs require new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. ASU 2024-03 and ASU 2025-01 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of these standards on its disclosures in the consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), introducing a practical expedient whereby, when developing reasonable and supportable forecasts as part of estimating expected credit losses, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for the Company’s annual period beginning fiscal year 2027, on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2025-05 will have on its consolidated financial statements and disclosures therein.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), removing all references to prescriptive and sequential software development stages throughout Subtopic 350-40 and requiring certain disclosures for capitalized internal-use software, regardless of how those costs are presented in the financial statements. ASU 2025-06 is effective for the Company’s annual period beginning fiscal year 2029, on a prospective, modified transition or retrospective transition basis, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2025-06 will have on its consolidated financial statements and disclosures therein.

3.Revenue Recognition
The Company generates revenue primarily from (i) subscription fees, which consist primarily of fees for accessing its proprietary Unified-CXM platform and related stand-ready services; and (ii) professional services fees, which include fixed-fee arrangements for implementation and managed services associated with the Unified-CXM Platform. For managed services, the Company’s consultants work alongside customers’ teams to support their CXM goals and include platform configuration, ongoing education and ad-hoc support.
Revenue is recognized when control of promised products and services is transferred to customers in an amount that reflects the consideration the Company expects to receive.
Subscription revenue. Includes fees to access the Company’s cloud‑based platform and customer support services. The access and services represent stand‑ready performance obligations that are satisfied over time. Revenue is recognized ratably over the contract term, beginning on the date the platform is made available to the customer.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

The Company typically invoices customers annually in advance. Amounts billed for future periods are recorded as deferred revenue, while accounts receivable represents unconditional rights to consideration.
The Company evaluates whether a significant financing component exists when payment timing differs from performance. Under a practical expedient, the Company does not adjust the transaction price for a financing component when the period between customer payment and the transfer of services is one year or less.
Certain customer agreements include service level agreements for platform uptime and performance. Customers may be entitled to credits if service levels are not met. The Company has not incurred any material obligations under these commitments, and no liability was recorded as of January 31, 2026 or 2025. The potential impact of the current conflicts in the Middle East on our business, operations, or financial results cannot be reasonably estimated at this time.
Professional services revenue. Includes implementation and managed services fees that are either fixed-fee or time-and materials arrangements. For fixed‑fee arrangements, revenue is recognized over time, generally based on progress toward completion. For time‑and‑materials arrangements, revenue is recognized as services are performed. The majority of the Company’s professional services arrangements are fixed-fee.
In certain managed services arrangements, the Company assists the customer with publishing advertisements on social media channels. As part of these arrangements, the Company is occasionally required to purchase advertising space from social media channels on behalf of its customers and invoice these amounts to the customer. Because the Company does not control the advertising inventory before it is transferred to the customer, the Company acts as an agent and recognizes revenue on a net basis, equal to its fee for services performed.
When a contract is modified, the Company evaluates the change to determine whether it should be accounted for as a separate contract, prospectively as part of the existing contract, or through a cumulative catch-up adjustment, depending on the nature of the modification.
Taxes collected from customers and remitted to governmental authorities, such as sales or value-added taxes, are excluded from revenue.
Contracts with Multiple Performance Obligations
The Company enters into arrangements that include multiple performance obligations, typically a combination of subscription and professional services. Additionally, the Company is often party to multiple concurrent contracts with a customer, or contracts through which a customer purchases a combination of services. These situations require judgment to determine whether the multiple promises are distinct performance obligations.
Once the Company has identified the performance obligations, it determines the transaction price and allocates it to each performance obligation on a relative standalone selling price (“SSP”) basis. SSP represents the price at which the Company would sell the subscription or professional services separately to a customer. Determining SSP requires judgment and may consider factors such as contractually stated prices, the size of the arrangement, list prices and other observable inputs.
Costs to Obtain Customer Contracts
Incremental and recoverable costs to obtain customer contracts, including sales commissions and referral fees paid to third parties, are capitalized when they are expected to be recovered. These costs are amortized on a straight-line basis over the estimated period of benefit, which is determined based on factors such as contract duration, customer relationship trends, the technology lifecycle and other relevant factors. For new customers and upsells, the period of benefit is currently estimated to be five years, while for contract renewals, the period is based on the renewal contract’s duration. Sales commissions paid for renewals are not commensurate with commissions paid on initial contracts given the substantive difference in commission rates relative to contract values. Amortization expense is recorded in sales and marketing expense within the consolidated statements of operations.
Capitalized costs to obtain customer contracts as of January 31, 2026 were $173.0 million, of which $63.1 million was included in prepaid expenses and other current assets and $109.9 million in other non-current assets. As of January 31, 2025, capitalized costs were $141.6 million, of which $39.4 million was included in prepaid expenses and other current assets and $102.2 million in other non-current assets.
During the years ended January 31, 2026, 2025 and 2024, the Company amortized costs to obtain customer contracts of $58.6 million, $47.7 million and $48.3 million, respectively.
Deferred Revenue
The Company invoices customers for subscriptions to its products in varying billing cycles, with the majority invoiced annually in advance of performance. Accounts receivable are recorded when the right to consideration becomes unconditional. Deferred revenue consists primarily of customer billings made in advance of the related performance obligations being satisfied.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

The time between invoicing and when payment is due is not significant, and the Company generally does not provide financing arrangements to customers. Deferred revenue expected to be recognized as revenue within the succeeding 12-month period is classified as current, and the remaining amount is classified as non-current.
The Company recognized revenue of $401.9 million, $364.6 million and $322.1 million during the years ended January 31, 2026, 2025 and 2024, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.
The Company receives payments from customers based on contractually established billing schedules. Contract assets represent revenue recognized in excess of amounts billed. As of January 31, 2026 and 2025, contract assets were $10.6 million and $1.9 million, respectively, and were included in prepaid expenses and other current assets.
Remaining Performance Obligation
Remaining performance obligation (“RPO”) represents contracted revenue that has not yet been recognized and includes both deferred revenue and amounts that will be invoiced and recognized in future periods. As of January 31, 2026, the Company’s RPO was $986.5 million, of which $618.8 million is expected to be recognized as revenue over the next 12 months, with the remaining balance to be recognized thereafter. As of January 31, 2025, RPO was $987.7 million, of which $612.5 million was expected to be recognized as revenue over the next 12 months.
Disaggregation of Revenues
The Company disaggregates revenue by geographic region, as it believes this presentation best reflects how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Refer to Note 15, Segment and Geographic Information, for revenue by geographic location.

4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the consolidated balance sheets:

	January 31, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$129,930	$60	$(16)	$129,974
Municipal bonds	17,854	3	(2)	17,855
U.S. government and agency securities	115,473	14	(33)	115,454
Certificates of deposit	29,391	19	(1)	29,409
Commercial paper	46,838	11	(4)	46,845
Marketable securities	$339,486	$107	$(56)	$339,537

	January 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$106,632	$48	$(26)	$106,654
Municipal bonds	12,752	—	(7)	12,745
U.S. government and agency securities	120,032	28	(52)	120,008
Certificates of deposit	34,584	27	—	34,611
Commercial paper	64,180	16	(25)	64,171
Marketable securities	$338,180	$119	$(110)	$338,189
As of January 31, 2026 and 2025, the maturities of available-for-sale marketable securities did not exceed 12 months. Interest income from cash and cash equivalents and marketable securities was $20.2 million, $26.0 million, and $30.2 million for the years ended January 31, 2026, 2025, and 2024, respectively.
There were 27 and 40 debt securities in an unrealized loss position as of January 31, 2026 and 2025, respectively. The estimated fair value of these debt securities, for which an allowance for credit losses was not recorded, was $125.7 million and $140.0 million as of January 31, 2026 and 2025, respectively. There were no expected credit losses recorded against the Company’s investment securities as of January 31, 2026 and 2025.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

As of January 31, 2026 and 2025, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 31, 2026, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities before maturity.
Unrealized losses on the Company’s debt securities are not considered to be credit-related based upon an analysis that considered the extent to which the fair value is less than the amortized basis of a security, adverse conditions specifically related to the security, changes to credit rating of the instrument subsequent to Company purchase and the strength of the underlying collateral, if any.
Refer to Note 5, Fair Value Measurements, for addition information about the fair value of the Company’s short-term marketable securities.

5. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of January 31, 2026 and 2025, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	January 31, 2026			January 31, 2025
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$11,095	$—	$11,095	$57,158	$—	$57,158
Commercial paper	—	2,499	2,499	—	—	—
Certificates of deposit	—	520	520	—	—	—
Marketable securities:
Corporate bonds	—	129,974	129,974	—	106,654	106,654
Municipal bonds	—	17,855	17,855	—	12,745	12,745
U.S. government and agency securities	—	115,454	115,454	—	120,008	120,008
Certificates of deposit	—	29,409	29,409	—	34,611	34,611
Commercial paper	—	46,845	46,845	—	64,171	64,171
Total financial assets	$11,095	$342,556	$353,651	$57,158	$338,189	$395,347
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
The Company regularly reviews changes in the credit ratings of its debt securities and monitors relevant economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of January 31, 2026 and 2025, the maturities of available-for-sale marketable securities did not exceed 12 months; therefore, no securities were in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

6.Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	January 31,
(in thousands)	2026	2025
Capitalized commissions costs, current portion	$63,136	$39,353
Contract assets	10,580	1,860
Prepaid software costs	9,203	10,251
Prepaid hosting and data costs	2,504	20,761
Other	21,970	12,757
Prepaid expenses and other current assets	$107,393	$84,982
Property and Equipment, Net
Property and equipment, net consisted of the following:

	January 31,
(in thousands)	2026	2025
Computer equipment	$18,330	$18,734
Office furniture and other	6,900	6,438
Leasehold improvements	10,516	10,256
Less accumulated depreciation and amortization	(27,612)	(24,788)
Total fixed assets, net	8,134	10,640
Capitalized internal-use software	82,406	63,695
Less accumulated amortization	(57,086)	(42,744)
Total capitalized internal-use software, net	25,320	20,951
Property and equipment, net	$33,454	$31,591
Depreciation and amortization expense consisted of the following:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Depreciation and amortization expense	$4,722	$6,000	$5,961
Amortization expense for capitalized internal-use software	$14,342	$12,679	$9,505
The Company capitalized internal-use software costs, including stock-based compensation, of $18.7 million, $15.2 million and $14.2 million, for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	January 31,
(in thousands)	2026	2025
Accrued compensation and benefits(1)	$62,729	$52,006
Accrued taxes payable	18,186	17,724
Other	10,623	9,555
Accrued expenses and other current liabilities	$91,538	$79,285
(1) Includes $0.8 million and $1.0 million of accrued employee contributions under the Company’s 2021 ESPP as of January 31, 2026 and 2025, respectively. Refer to Note 11, Stock-Based Compensation, for further discussion of the Company's ESPP.

7. Goodwill
The changes in the carrying amount of goodwill for the periods presented were as follows:

	Year Ended January 31,
(in thousands)	2026	2025
Balance, beginning of period	$49,957	$50,027
Effect of exchange rates	(75)	(70)
Balance, end of period	$49,882	$49,957
On an annual basis, the Company performs a goodwill impairment analysis. As discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, there was no impairment in the periods presented.

8. Leases
The Company has leases for corporate offices under non-cancelable operating leases with various expiration dates. The Company did not have any finance leases during the years ended January 31, 2026 and 2025.
On August 2, 2023, the Company entered into a 10-year operating lease agreement for a new corporate headquarters located in New York, New York. The Company has the option to extend the term for 60 months, which is not included in its operating lease ROU assets and lease liabilities, as the lease renewal is not reasonably certain to be exercised. The lease commenced on April 29, 2024, and payments began in December 2024.
The components of lease expense were as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Operating lease cost	$12,186	$12,396	$11,086
Variable lease cost	1,385	1,307	1,270
Short-term lease cost	380	493	714
Total lease cost	$13,951	$14,196	$13,070
The weighted-average remaining lease terms and discount rates were as follows:

	January 31,
	2026	2025
Weighted-average remaining lease term (in years)	6.46	7.16
Weighted-average discount rate	8.41%	8.70%

SPRINKLR, INC.
Notes to Consolidated Financial Statements

The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives were as follows:

(in thousands)
Fiscal year ended January 31,
2027	$11,976
2028	10,081
2029	8,298
2030	6,880
2031	6,345
Thereafter	17,829
Total minimum lease payments	61,409
Less: imputed interest	(14,677)
Total	$46,732

9. Commitments and Contingencies
Contractual Obligations and Commitments
The Company has non-cancelable minimum guaranteed purchase commitments for various data, hosting and software services as of January 31, 2026 as follows:

(in thousands)
Fiscal year ended January 31,
2027	$70,948
2028	42,834
2029	3,372
Total	$117,154
Cash Collateral Agreements
In April 2023, the Company entered into cash collateral agreements with Silicon Valley Bank, a division of First Citizens Bank, in lieu of a letter of credit facility, which are associated with certain leases. Approximately $1.1 million and $1.3 million is outstanding on these cash collateral agreements as of January 31, 2026 and 2025, respectively, which the Company has classified as restricted cash. As of both January 31, 2026 and 2025, $0.7 million of this restricted cash is recorded within prepaid expenses and other current assets on the consolidated balance sheets. As of January 31, 2026 and 2025, $0.4 million and $0.6 million, respectively, of this restricted cash is recorded within other non-current assets on the consolidated balance sheets.
Starting in 2023, the Company has entered into cash collateral agreements with J.P. Morgan Bank in lieu of a letter of credit facility, through which approximately $7.4 million and $6.9 million is outstanding as of January 31, 2026 and 2025, respectively. As of January 31, 2026 and 2025, $1.4 million and $1.0 million, respectively, of this restricted cash is recorded within prepaid expenses and other current assets. As of January 31, 2026 and 2025, $6.0 million and $5.9 million of this restricted cash is recorded within other non-current assets.
Warranties
The Company’s cloud-based software platform is generally warranted to perform materially in accordance with the Company’s online documentation and the terms of the agreement with a customer, under normal use and circumstances. Additionally, the Company’s contracts generally include provisions for indemnifying customers against liabilities if use of its software platform infringes a third party’s intellectual property rights, and the Company may also incur liabilities if it breaches the security, privacy and/or confidentiality obligations in its contracts. To date, the Company has not incurred any material costs, and it has not accrued any liabilities as of January 31, 2026 or 2025 as a result of these obligations.
Certain of the Company’s contracts contain force majeure provisions, which may relieve the Company or its counterparties from performance obligations in the event of circumstances beyond their reasonable control, such as natural disasters, acts of war, terrorism, or other significant disruptions. The existence of these clauses may limit the Company’s liability or obligations under such contracts in the event of force majeure events.

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
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. At January 31, 2026, the Company had no provision for liability related to the litigation discussed below.
On August 13, 2024, a putative securities class action (the “Securities Action”) was filed in the U.S. District Court for the Southern District of New York, captioned Boshart v. Sprinklr, Inc., et al., Case No. 1:24-cv-06132, naming the Company and certain of its officers as defendants. On November 22, 2024, the Court appointed a lead plaintiff for the putative class and changed the case title to In re Sprinklr, Inc. Securities Litigation. On January 24, 2025, the lead plaintiff filed an amended complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class comprised of those who purchased or otherwise acquired the Company’s securities between March 29, 2023 and June 5, 2024 (the “Class Period”). The amended complaint alleges that the defendants misled investors during the putative Class Period, including by failing to disclose risks associated with Sprinklr Service, one of its product suites, and that the Company was focusing resources on Sprinklr Service rather than other product suites, and primarily seeks compensatory damages for all affected members of the putative class. On March 17, 2025, the defendants moved to dismiss the amended complaint. Briefing on the motion to dismiss was completed on June 2, 2025, and the motion is currently pending before the Court. The Company intends to vigorously defend against this lawsuit. Given the nature of the case, including that the proceedings are in their early stages, the Company is unable to predict the ultimate outcome of the case or estimate the range of potential loss, if any.
On March 18, 2025, a stockholder derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Coffey v. Thomas, et al., Case No. 1:25-cv-02242 (the “Coffey Action”). On March 26, 2025, a second stockholder derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Figurella v. Thomas, et al., Case No. 1:25-cv-02513 (the “Figurella Action”), asserting claims substantially similar to those alleged in the Coffey Action. On April 29, 2025, the Coffey Action was voluntarily dismissed. On April 30, 2025, a third stockholder derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Newman v. Thomas, et al., Case No. 1:25-cv-03591 (the “Newman Action”), asserting claims substantially similar to those alleged in the Coffey Action and Figurella Action. On May 2, 2025, the Court consolidated the Figurella Action and Newman Action under the caption In re Sprinklr, Inc. Derivative Litigation, Case No. 1:25-cv-02513, appointed co-lead counsel for plaintiffs, and ordered the parties to submit a proposal regarding further proceedings by July 1, 2025. On June 20, 2025, the Court entered an order granting the parties’ stipulation to stay the derivative action pending either (i) the dismissal of the Securities Action, (ii) the filing of defendants’ answer in the Securities Action, or (iii) in the event the parties no longer consent to the stay. The derivative complaints name the Company as a nominal defendant and purport to bring claims on behalf of the Company against certain of the Company’s current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties, among other claims, in relation to substantially the same factual allegations as those made in the Securities Action. The derivative complaints primarily seek to recover for the Company compensatory damages, restitution and equitable relief in the form of certain corporate governance reforms.
Other Contractual Commitments
The Company also has agreements in place related to its operating leases that impact its cash requirements. See Note 8, Leases, for additional information.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

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
Common Stock Warrants
In fiscal year 2021, the Company issued warrants allowing the holders to purchase up to 2.5 million shares of common stock for $10.00 per share. The warrants expired on October 7, 2025 and, as such, there were no warrants outstanding as of January 31, 2026. As of January 31, 2025, there were warrants to purchase up to 2.5 million shares of common stock outstanding.
Share Repurchase Programs
On January 4, 2024, the Company announced that its board of directors (the “Board”) authorized and approved a share repurchase plan (the “2024 Share Repurchase Program”), which authorized the Company to periodically repurchase up to $100 million of its Class A common stock through December 31, 2024. On March 26, 2024 and June 3, 2024, the Board approved an additional $100 million of repurchases on each date under the 2024 Share Repurchase Program, bringing the total amount authorized for purchase under the 2024 Share Repurchase Program to $300 million. During the second quarter of fiscal year 2025, the Company completed the full repurchase authorization of $300 million under the 2024 Share Repurchase Program.
On June 4, 2025, the Company announced the Board had authorized and approved a share repurchase plan (the “2025 Share Repurchase Program”), which authorized the Company to periodically repurchase up to $150 million of its Class A common stock through June 30, 2026. During the third quarter of fiscal year 2026, the Company completed the full repurchase authorization of $150 million under the 2025 Share Repurchase Program.
On March 11, 2026, the Company announced the Board had authorized and approved a share repurchase plan (the “2026 Share Repurchase Program”), which authorized the Company to periodically repurchase up to $200 million of its Class A common stock through March 15, 2027. On March 13, 2026, the Company entered into an accelerated share repurchase transaction for $125 million under the 2026 Share Repurchase Program, with the remaining authorization to be utilized at the Company’s discretion over the next year, subject to market conditions and other factors. Repurchases under the program are expected to be funded using cash on hand, cash equivalents, and marketable securities.
All of the Company’s repurchases are subject to a one percent excise tax enacted by the Inflation Reduction Act of 2022 (the “IRA”). The excise tax is calculated based on the net number of shares repurchased during the year, equal to shares repurchased less any shares issued as a result of option exercises, RSU vests or ESPP purchases. Excise taxes are recorded as an adjustment to accumulated deficit in the Company’s statement of stockholders’ equity. All of the shares repurchased or to be repurchased under the repurchase plans described above have been or will be returned to the Company’s authorized but unissued share reserve.
Details of the Company’s repurchases are as follows:

	Year Ended January 31,
	2026	2025	2024
Class A common stock repurchased (number of shares)	17,616,548	25,460,052	2,400,338
Aggregate repurchase cost, including commissions (in thousands)	$150,354	$270,978	$29,579
Excise tax (in thousands)	$796	$1,909	$—

SPRINKLR, INC.
Notes to Consolidated Financial Statements

11. Stock-Based Compensation
Equity Incentive Plans
The Sprinklr, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) provided certain equity grants to the Company’s employees, directors, consultants and service providers. The 2011 Plan was terminated as to future awards in June 2021 when the Sprinklr, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) became effective, although it continues to govern the terms of any equity grants that remain outstanding under the 2011 Plan.
Initially, the maximum number of shares of the Company’s Class A common stock that could be issued under the 2021 Plan was 80,401,680 shares, which included (i) 25,480,000 new shares of Class A common stock and (ii) shares subject to outstanding awards granted under the 2011 Plan that expire, terminate, are not issued or are otherwise reacquired by the Company under certain circumstances. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031, by an amount equal to 5% of the number of the Company’s Class A and Class B common stock outstanding on the immediately preceding December 31 or such lesser number of shares as determined by the Board. As of January 31, 2026, there were 30,694,959 shares available for grant under the 2021 Plan.
The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, PSUs and other forms of awards to employees, directors and consultants, including employees and consultants of the Company's affiliates, as permitted by law. Stock options and RSUs generally vest over a service period of four years, and stock options have a contractual term of 10 years. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. For executive employees, the forfeiture rate is zero, and for non-executive employees, the estimated forfeiture rate assumes that the likelihood that an award will be forfeited decreases through the passage of time.
Summary of PSU Activity
A summary of the Company’s PSU activity for the year ended January 31, 2026 is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2025	2,918	$8.31
Granted	1,391	11.65
Cancelled/forfeited(1)	(1,262)	5.24
Outstanding as of January 31, 2026	3,047	$11.11
(1) Includes 660,000 PSUs that were forfeited as the associated market conditions (discussed below) were not achieved.
In January 2021, the Company granted 3,100,000 PSUs to certain executives that vest over a five-year period if certain performance and market conditions are met (“2021 PSUs”). Each 2021 PSU is equal to and paid in one share of Class B common stock. The performance condition was met on June 22, 2021, the effective date of the Company’s registration statement, filed in connection with its initial public offering (“IPO”). The market condition required that, following the IPO, the volume weighted-average trading price of the Company’s Class A common stock equal or exceed predetermined threshold prices ranging from $30 to $100 for 45 consecutive trading days. On January 28, 2026, the five-year anniversary of the grant date, the market condition had not been met. Accordingly, the awards did not vest and were cancelled. Upon effectiveness of the Company’s registration statement on June 22, 2021, the Company recognized cumulative stock-based compensation expense for the 2021 PSUs based on the proportion of the requisite service period completed since the grant date. The remaining stock-based compensation expense was recognized over the subsequent remaining requisite service period. As of January 31, 2026, no 2021 PSUs were outstanding.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

From November 2024 through January 2026, the Company granted 3,528,649 PSUs to its executives (the “2024 and 2025 PSUs”). Seventy-five percent of the 2024 and 2025 PSUs are associated with a market condition relating to total shareholder return (“Market Condition PSUs”), and twenty-five percent are associated with a performance condition based on the achievement of an internal metric calculated from revenue and non-GAAP operating income growth over an approximately three-year period (“Performance Condition PSUs”). Each of the Market Condition PSUs and Performance Condition PSUs will vest between zero and 200% depending on the achievement level of the respective market and performance conditions. If the market or performance conditions are not met by their respective achievement dates in fiscal year 2028, the associated awards will not vest and will be cancelled. In addition to the market and performance conditions discussed above, an extended service condition was included with certain PSUs granted in November 2025. Upon reaching the market and performance condition achievement dates in fiscal year 2028 discussed above, these PSUs require the employees to remain employed through December 2028 for the shares to vest.
As of January 31, 2026, it was deemed probable that the performance conditions associated with the 2024 and 2025 PSUs will be met by their respective achievement dates, such that 100% of the 2024 and 2025 PSUs will vest. As of January 31, 2026, the Company had 3,046,493 2024 and 2025 PSUs outstanding.
To determine the grant date fair value of Market Condition PSUs, the Company utilizes a Monte Carlo simulation. The inputs included in the valuations were as follows:

	Year Ended January 31,
	2026	2025
Volatility	47.8% - 50.8%	53.7%
Risk-free rate	3.59% - 4.22%	4.13%
Fair value of common stock at grant date	$7.28 - $9.14	$8.21
Dividend yield	—%	—%
Expected term	2.21 - 2.88 years	2.94 years
Fair value valuation	$10.36 - $14.84	$11.82
Former Chief Executive Officer Stock Option Agreement
In 2019, the Company granted stock options to purchase 9,274,528 shares of common stock to its then Chief Executive Officer, issued in four tranches with service‑, performance‑, and market‑based conditions. Tranche 1 (service‑based) vested in full by March 2022, tranche 2 vested in June 2021 upon the effectiveness of the Company’s registration statement, and tranche 3 vested in August 2021 upon the satisfaction of specified market conditions. Tranche 4 did not meet its market condition by the required date and was cancelled in May 2023. As of January 31, 2026, 6,955,896 options were fully vested and remain outstanding under this award. The award did not result in any additional vesting during the periods presented, and related stock‑based compensation expense was recognized in the periods in which the respective vesting conditions were satisfied.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Summary of Stock Option Activity
A summary of the Company’s stock option activity for the year ended January 31, 2026 was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of January 31, 2025	18,572	$6.60	4.7	$56,997
Exercised	(3,340)	$4.58
Forfeited	(1,308)	$10.85
Expired	(6)	$1.79
Outstanding as of January 31, 2026	13,918	$6.68	4.1	$18,069

Exercisable as of January 31, 2026	13,477	$6.48	4.0	$18,069
Vested and expected to vest as of January 31, 2026	13,918	$6.68	4.1	$18,069

	Year Ended January 31,
(in thousands)	2026	2025	2024
Intrinsic value of options exercised	$12,544	$19,423	$58,565
Estimated grant date fair value of options vested in the period	$4,325	$12,601	$12,954
There were no options granted during the years ended January 31, 2026 and 2025. The weighted-average grant date fair value of options granted in the year ended January 31, 2024 was $7.56.
Determining Fair Value of Stock Options
The fair value of each option grant with service and performance conditions is estimated on the date of grant using the Black-Scholes option valuation model. The following assumptions were used to estimate the fair value of options granted to employees:

	Year Ended January 31,
	2026	2025	2024
Expected term (in years)	(a)	(a)	6.1
Risk-free interest rate	(a)	(a)	3.5%
Expected volatility	(a)	(a)	60%
Expected dividend yield	(a)	(a)	—%
Fair value of common stock	(a)	(a)	$12.85
(a) In fiscal years ended January 31, 2026 and 2025, no stock options were granted.
The assumptions were based on the following for each of the periods presented:
Expected term—The expected term represents the period that the Company’s stock-based awards were expected to be outstanding. As all of the Company’s option grants were considered to be “plain vanilla,” the Company determined the expected term using the simplified method. The simplified method calculates the expected term as the average of the time-to-vesting and contractual terms of the stock-based award.
Risk-free interest rate—The risk-free interest rate was based on U.S. Treasury zero coupon issues with remaining terms similar to the expected term on the options.
Expected volatility—Because the Company had limited trading history by which to determine the volatility of its own common stock price, the expected volatility used was derived from the historical stock volatilities of a representative industry peer group of comparable publicly listed companies over a period approximately equal to the expected term of the options.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Expected dividend rate—The Company has never declared or paid any cash dividends and did not anticipate paying cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
Fair value of common stock –The Company determined the fair value using the closing price, on the grant date, of the Company’s Class A common stock, which is publicly traded on the NYSE.
Summary of RSU Activity
A summary of the Company’s RSU activity for the year ended January 31, 2026 is as follows:

(in thousands, except per share data)	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of January 31, 2025	14,750	$10.46
Granted	15,076	$8.60
Released	(6,788)	$10.40
Cancelled/forfeited	(6,419)	$10.03
Outstanding as of January 31, 2026	16,619	$8.97

	Year Ended January 31,
(in thousands)	2026	2025	2024
Fair value of RSUs released	$54,283	$34,949	$41,987
In January 2021, the Company granted 300,000 RSUs with a performance condition. These RSUs were scheduled to vest over a five-year period, with 20% vesting after one year and the remainder vesting in equal quarterly installments over the succeeding four years, contingent on meeting a certain performance condition. The performance condition was satisfied in June 2021, at which time the Company began recognizing stock-based compensation expense for the award. Expense was recognized over the requisite service period completed since the grant date. The remaining stock-based compensation expense was recognized over the subsequent remaining requisite service period.
In November 2024, the Company granted its new Chief Executive Officer 2,137,500 RSUs. 1,425,000 of these RSUs vest over three years, with one-third of the total shares vesting after a one year cliff, and the remainder vesting quarterly thereafter. The remaining 712,500 RSUs vest over four years, with one-fourth of the total shares vesting after a one year cliff, and the remainder vesting quarterly thereafter.
Employee Stock Purchase Plan
In June 2021, the Company’s ESPP became effective. The ESPP initially reserved up to 5,100,000 shares of the Company’s Class A common stock to certain eligible employees or, as designated by the Board. The number of shares reserved for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2022 and ending on (and including) January 1, 2031, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of Class A and Class B common stock on the immediately preceding December 31 and (ii) 15,300,000, or such lesser number of shares as determined by the Board. The ESPP is intended to qualify as an ‘employee stock purchase plan’ under Section 423 of the Internal Revenue Code (“Code”) and also contains the necessary rights to permit participation by eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws. The Company had 5,958,624 shares reserved for future issuance as of January 31, 2026.
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
If the fair market value of the Company’s stock on the offering date is higher than the fair market value of the Company’s stock on the last day of any applicable purchase period, participants will be withdrawn from the ongoing offering period and automatically be enrolled in the subsequent offering period, resulting in modification accounting. Total incremental expense as a result of modifications was $0.2 million, $1.7 million and $0.2 million for fiscal years 2026, 2025 and 2024, respectively, which will be recognized over the relevant offering periods.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

ESPP employee payroll contributions accrued as of January 31, 2026 and 2025 totaled $0.8 million and $1.0 million, respectively, and are included within accrued expenses and other current liabilities in the consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. The Company recorded stock-based compensation expense of $2.0 million, $3.0 million and $3.7 million during the years ended January 31, 2026, 2025 and 2024, respectively, in connection with the ESPP.
The fair value of ESPP Rights was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Year Ended January 31,
	2026	2025	2024
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	3.5% - 4.3%	4.2% - 5.3%	4.9% - 5.3%
Expected volatility	34.4% - 46.4%	39.5% - 54.3%	49.4% - 67.4%
Expected dividend yield	—%	—%	—%
Fair value of common stock	$7.85 - $8.21	$8.82 - $9.42	$11.48 - $14.58
Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was allocated as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Costs of subscription	$1,127	$1,323	$1,130
Costs of professional services	2,936	1,387	1,450
Research and development	16,843	11,404	11,566
Sales and marketing	24,536	21,331	24,477
General and administrative	38,126	24,072	17,134
Restructuring	866	—	—
Stock-based compensation, net of amounts capitalized	84,434	59,517	55,757
Capitalized stock-based compensation	2,800	2,538	2,473
Total stock-based compensation	$87,234	$62,055	$58,230

	Year Ended January 31,
(in thousands)	2026	2025	2024
Equity classified awards	$87,151	$61,055	$57,230
Other awards(1)	83	1,000	1,000
Total stock-based compensation	$87,234	$62,055	$58,230

	Year Ended January 31,
(in thousands)	2026	2025	2024
Stock options	$3,922	$9,745	$15,125
PSUs	10,567	1,617	(296)
RSUs	70,621	46,683	38,684
ESPP Rights	2,041	3,010	3,717
Total stock-based compensation	$87,151	$61,055	$57,230
(1) Non-employee grant recorded over five years, representing the same period and in the same manner as if the grantor had paid cash for the services instead of paying with or using the share-based payment award.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

As of January 31, 2026, total unrecognized compensation cost related to unvested awards not yet recognized under all equity compensation plans, was as follows:

	January 31, 2026
(in thousands)	Unrecognized Expense	Weighted Average Expense Recognition Period (in years)
Stock options	$3,204	1.1
PSUs	$22,012	2.0
RSUs	$91,883	2.4
ESPP Rights	$1,649	0.5

12. Net Income Per Share
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
Basic net income per share is computed by dividing net income attributable to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted net income per share is calculated by giving effect to all potential dilutive common stock equivalents, which includes stock options, RSUs, PSUs and other awards.
The following table sets forth the computation of basic and diluted net income per share:

	Year Ended January 31,
(in thousands, except per share data)	2026	2025	2024
Net income per share – basic:
Numerator:
Net income	$22,905	$121,609	$51,403
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	250,834	260,241	269,974
Net income per common share, basic	$0.09	$0.47	$0.19
Net income per share – diluted:
Numerator:
Net income	$22,905	$121,609	$51,403
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	250,834	260,241	269,974
Weighted-average effect of diluted securities:
Stock options	4,697	7,563	11,749
PSUs	1,014	244	—
RSUs	1,420	6,725	4,783
Common stock warrants	—	—	587
Weighted-average shares outstanding used in computing net income per share, diluted	257,965	274,773	287,093
Net income per common share, diluted	$0.09	$0.44	$0.18

SPRINKLR, INC.
Notes to Consolidated Financial Statements

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Stock options	4,272	4,870	2,595
PSUs	762	1,314	780
RSUs	7,109	2,872	415
ESPP Rights	140	100	91
Warrants to purchase common stock	—	39	—
Total shares excluded from net income per share	12,283	9,195	3,881

13. Income Taxes
The domestic and foreign components of the income before provision (benefit) for income taxes was as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Domestic	$30,921	$18,464	$32,033
Foreign	35,868	29,828	28,489
Total	$66,789	$48,292	$60,522
The provision (benefit) for income taxes consisted of the following:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Current tax provision:
State	$328	$1,834	$207
Foreign	23,325	12,875	11,788
Total current tax provision	23,653	14,709	11,995
Deferred tax provision (benefit):
Federal	17,522	(69,072)	94
State	3,290	(17,795)	108
Foreign	(581)	(1,159)	(3,078)
Total deferred tax provision (benefit)	20,231	(88,026)	(2,876)
Total provision (benefit) for income taxes	$43,884	$(73,317)	$9,119

SPRINKLR, INC.
Notes to Consolidated Financial Statements

After adoption of ASU 2023-09, a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate (“ETR”) for the year ended January 31, 2026 was as follows:

(in thousands)	Income Tax Provision	ETR
U.S. federal statutory rate	$14,026	21.0%
U.S. state and local income taxes, net of U.S. federal income tax effect(1)	3,464	5.2
Foreign tax effects
India
Changes in methods of accounting	889	1.3
Withholding taxes	810	1.2
Statutory income tax rate differential	722	1.1
Kingdom of Saudi Arabia - withholding taxes	1,936	2.9
Brazil - withholding taxes	1,725	2.6
Other foreign jurisdictions	1,125	1.7
Effect of cross-border tax laws - impact of disregarded entity elections	3,627	5.4
Nontaxable and nondeductible items
Excess tax deficiencies on share-based compensation	5,056	7.6
Non-deductible officer’s compensation	2,696	4.0
Other	836	1.3
Changes in unrecognized tax benefits	6,972	10.4
Total	$43,884	65.7%
(1) The four largest state and local jurisdictions consist of California, New York, New York City and Illinois.
Before the adoption of ASU 2023-09, a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate was as follows:

	Year Ended January 31,
	2025	2024
U.S. federal statutory rate	21.0%	21.0%
Effect of:
U.S. state taxes, net of U.S. federal benefit	2.6	2.4
Foreign taxes in excess of the U.S. rate differential	1.4	1.6
Foreign withholding taxes	6.3	6.1
Non-deductible expenses	4.2	0.3
Non-deductible officer's compensation	7.9	16.3
Changes in valuation allowance	(199.5)	(31.3)
Excess tax benefits related to share-based compensation	(4.1)	(3.6)
Global Intangible Low Taxed Income (GILTI) inclusion	—	0.3
Impact of disregarded entity elections	7.0	—
Other	1.4	2.0
Effective tax rate	(151.8)%	15.1%

SPRINKLR, INC.
Notes to Consolidated Financial Statements

A reconciliation of the income taxes paid by the Company for the year ended January 31, 2026 were as follows:

(in thousands)
U.S. state and local	$3,868
Foreign
Brazil	7,888
India	5,410
Kingdom of Saudi Arabia	2,450
Other	5,164
Total	$24,780
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	January 31,
(in thousands)	2026	2025
Deferred tax assets:
Net operating loss carryforward	$82,268	$90,177
Accrued compensation	1,905	6,911
Accrued commissions	3,268	4,847
Fixed assets and intangible assets	5,714	3,486
Allowance for credit losses	1,959	2,137
Deferred revenue	3,203	2,012
Stock-based compensation	9,453	8,800
Operating lease liabilities	10,941	11,719
Other	4,336	8,751
Total deferred tax assets	123,047	138,840
Less valuation allowance	—	(705)
Deferred tax assets, net of valuation allowance	123,047	138,135
Deferred tax liabilities
Capitalized commission costs	(41,589)	(34,834)
Operating lease ROU asset	(9,979)	(10,638)
Other	(1,147)	(2,329)
Total deferred tax liabilities	(52,715)	(47,801)
Net deferred tax assets(1)	$70,332	$90,334
(1) Deferred tax liabilities of $0.1 million and nil are recorded within other liabilities, non-current on the consolidated balance sheets as of January 31, 2026 and 2025, respectively.
At January 31, 2026, for U.S. federal income tax purposes, the Company had net operating loss (“NOL”) carryforwards of approximately $308.1 million, which expire in fiscal years 2036 through 2038. The U.S. federal NOLs generated after fiscal year 2019 do not expire and may be carried forward indefinitely. For U.S. states income tax purposes, the Company had NOL carryforwards of approximately $248.0 million, which expire in various years beginning from fiscal years 2027 through 2042. Beginning on January 31, 2025, based on the relevant weight of positive and negative evidence, including the amount of the Company’s taxable income in recent years, which is objective and verifiable, and consideration of its expected future taxable earnings, the Company recognizes deferred tax assets without an offsetting valuation allowance for these federal and state NOLs. For foreign income tax purposes, the Company had NOL carryforwards of approximately $5.4 million, which expire beginning in fiscal year 2034.
Utilization of the Company’s NOL carryforwards may be subject to an annual limitation as a result of an ownership change, as defined under the provisions of Section 382 of the Code and similar state provisions. Such an annual limitation could result in the expiration of

SPRINKLR, INC.
Notes to Consolidated Financial Statements

the NOL carryforwards before utilization. Analysis has been conducted to determine whether an ownership change had occurred since inception. This analysis has indicated that although ownership changes have occurred in a prior year, the NOL would not expire before utilization as a result of the ownership change. In the event that the Company has subsequent changes in ownership, NOLs and research and development credit carryovers could be limited and may expire unutilized as a result of the subsequent ownership change. Utilization of foreign NOL carryforwards in the future will be dependent upon the local tax law and regulation.
The Company had a valuation allowance of nil and $0.7 million as of January 31, 2026 and 2025, respectively. The Company monitors the realizability of its deferred tax assets taking into account all relevant factors at each reporting period. As of January 31, 2025, based on the relevant weight of positive and negative evidence, including cumulative taxable income over the past three years, which is objective and verifiable, and consideration of its expected future taxable earnings, the Company concluded that it is more likely than not that its U.S. federal and state deferred tax assets are realizable.
The Company has not recorded deferred income taxes and withholding taxes with respect to the undistributed earnings of its foreign subsidiaries, as such earnings are determined to be reinvested indefinitely. If those earnings were repatriated, in the form of dividends or otherwise, the Company could be subject to U.S. income taxes and withholding taxes to the various foreign countries. As of January 31, 2026, the Company had $85.4 million of earnings indefinitely reinvested outside of the U.S. Due to complexities in the laws of the foreign jurisdictions and the assumptions that would have to be made, it is not practicable to estimate the amount of tax associated with such unremitted earnings.
The IRA was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a 15 percent corporate minimum tax, an excise tax on stock buybacks, additional Internal Revenue Service funding to improve taxpayer compliance, and other items. During the year ended January 31, 2026, the Company paid $1.9 million in excise taxes associated with the 2024 Share Repurchase Program. As of January 31, 2026, the Company has accrued $0.8 million of excise taxes associated with the 2025 Share Repurchase Program.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The OBBBA includes significant changes, such as the permanent extension of certain provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire on December 31, 2025, modifications to certain international tax provisions and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing and the business interest expense limitation. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. After assessing the impact of the OBBBA, the Company concluded that it did not have a material impact on the Company’s consolidated financial statements, as well as its annual estimated effective tax rate.
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
A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits for the year ended January 31, 2026:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Balance, beginning of period	$3,102	$2,436	$1,728
Tax positions taken during a prior year:
Gross increases	4,848	—	—
Gross decreases	(4,848)	—	—
Tax positions taken during the current year:
Gross increases	2,013	666	708
Balance, end of period	$5,115	$3,102	$2,436
As of January 31, 2026 and 2025, the Company had recorded unrecognized tax benefits of $5.1 million and $3.1 million, respectively, that, if recognized, would benefit the Company’s effective tax rate.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

During the year ended January 31, 2026, the Company made a one-time payment of $4.8 million to settle a prior period income tax matter with a foreign tax authority. The payment, which included interest and penalties of $1.7 million, was reflected as an expense in fiscal year 2026. No further amounts are expected to be due in connection with this matter.
The Company’s India subsidiary is currently under audit by India tax authorities for tax years 2016 through 2018. Related to the audit by the India tax authorities, it is reasonably possible that the Company’s uncertain tax positions could change within the next 12 months. An estimate of the range of any change cannot be made. The Company believes that it has recorded all appropriate provisions for all jurisdictions and open years. However, the Company can give no assurance that taxing authorities will not propose adjustments that would increase its tax liabilities.
The Company is not currently under audit by any other taxing authority in any other material jurisdiction.
Because of NOL carryforwards, all of the Company’s tax years dating back to inception in 2012 remain open to tax examination in U.S. and certain state tax jurisdictions. For India, tax years from 2016 remain open. For other major non-U.S. jurisdictions, tax years from 2019 to present remain open to tax examination.

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
In February 2025, the Company implemented an approved plan for restructuring its global workforce by approximately 12% to help position the Company for long-term success by realigning employee costs with the current business and freeing up capital for incremental investments. The majority of the associated costs, including severance, benefits and the acceleration of equity awards, were incurred in the first half of fiscal year 2026.
Restructuring liabilities are included in accrued expenses and other current liabilities in the consolidated balance sheets. Changes in the restructuring liability for the periods presented are set forth in the table below:

	January 31,
(in thousands)	2026	2025	2024
Accrual, beginning of period	$—	$—	$—
Restructuring charges(1)	15,919	2,821	4,270
Cash payments	(14,277)	(2,821)	(4,270)
Accrual, end of period	$1,642	$—	$—
(1) Restructuring costs shown in the table above do not include related stock-based compensation expense of $0.9 million for the year ended January 31, 2026. Stock-based compensation expense associated with the Company’s restructuring plans is included in restructuring on the consolidated statements of operations.
Restructuring liabilities are included in accrued expenses and other current liabilities in the consolidated balance sheets, the majority of which is expected to be paid in the first quarter of fiscal year 2027.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

15. Segment and Geographic Information
The Company’s operations consist of one operating and reportable segment reflecting the manner in which operations are managed and the criteria used by the CODM to evaluate performance, develop strategy, and allocate resources. The Company’s one segment provides enterprise cloud software products that enable organizations to do marketing, advertising, research, care, sales and engagement across modern channels including social, messaging, chat and text through its Unified-CXM platform. The CODM makes operating performance assessments and resource allocation decisions on a global basis using net income, which is also reported on the consolidated statements of operations as “net income.” The Company’s CODM uses net income to make operating decisions based on historical results and forecasts for future periods. The measure of segment assets is reported on its consolidated balance sheets as “total assets.” There is no expense or asset information that is supplemental to those disclosed in these consolidated financial statements that is regularly provided to the CODM. Other segment items included in consolidated net income are depreciation and amortization, interest income and provision (benefit) for income taxes, which are included in the consolidated statements of operation or within other notes to these consolidated financial statements. The accounting policies of the Company’s reportable segment are the same as its consolidated accounting policies.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s Unified-CXM platform:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Americas	$478,339	$466,003	$435,315
EMEA	309,715	269,007	237,875
Other	69,146	61,384	59,170
Total revenue	$857,200	$796,394	$732,360
The United States was the only country that represented more than 10% of the Company’s revenues, comprising $441.8 million, $433.7 million and $407.2 million in the years ended January 31, 2026, 2025 and 2024, respectively.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of January 31, 2026 and 2025, long lived assets by geographic region were as follows:

	January 31,
(in thousands)	2026	2025
Americas	$27,973	$24,792
EMEA	1,830	2,380
Other	3,651	4,419
Total long-lived assets	$33,454	$31,591
Fixed assets held in the United States were $28.0 million and $24.8 million at January 31, 2026 and 2025, respectively. Operating lease ROU assets of $43.1 million and $44.6 million at January 31, 2026 and 2025, respectively, are not included in the table above, of which $17.3 million and $19.6 million were held in the United States at January 31, 2026 and 2025, respectively, and $14.6 million and $14.9 million were held in India at January 31, 2026 and 2025, respectively.

16. Related Parties
The Company engaged Lyearn Inc. (“Lyearn”), a learning management system company that is wholly owned by Ragy Thomas, the Company’s Founder and Chairman, in connection with the provision of digital training services to the Company’s employees and certain Sprinklr customers. The Company paid de minimis amounts to Lyearn in connection with digital training services provided to employees as well as digital training services provided to a customer during the years ended January 31, 2026, 2025, and 2024.
The Company recognized de minimis amounts of expenses during each of the years ended January 31, 2026, 2025, and 2024 related to the arrangements. The Company had no outstanding payables as of January 31, 2026 and de minimis amounts of outstanding payables as of January 31, 2025 related to the arrangements.
This related party transaction has been reviewed and approved by the audit committee of the Board.

SPRINKLR, INC.
Notes to Consolidated Financial Statements

17. Employee Benefit Plans
The Company provides benefit plans for its employees in the United States. The Sprinklr 401(k) Plan is available to all eligible employees on the Company’s U.S. payroll who are automatically enrolled for pre-tax deferrals on the first pay date after satisfying the eligibility requirements. The Sprinklr 401(k) Plan is qualified under Section 401(k) of the Code and provides employees with tax-deferred and after-tax salary deductions, up to a maximum allowable limit, and alternative investment options. Employees may contribute up to the lesser of 100% of their eligible compensation or the statutory prescribed annual limit. The Company makes a matching contribution equal to 30% of a participant’s eligible compensation up to the first 4% of such person’s elected deferral.
The Company’s defined contribution plan in the United Kingdom is available to all employees on the Company’s U.K. payroll in accordance with the U.K. government regulations. Under this plan, employees can defer a percentage of their paycheck to a tax-deferred account. The Company contributes as per the local statutory regulations.
The amounts the Company contributed to defined contribution plans were immaterial during fiscal years ended January 31, 2026, 2025 and 2024.

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
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2026. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.
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
Our management, with the participation of the CEO and CFO, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of January 31, 2026 using the Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2026.
Attestation Report of the Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Karthik Suri, Chief Product Officer	Adoption	December 11, 2025	X		314,541(1)	March 31, 2027
Arunkumar Pattabhiraman, Chief Marketing Officer	Termination(2)	December 12, 2025	X		295,491(3)	March 26, 2026
Arunkumar Pattabhiraman, Chief Marketing Officer	Adoption(2)	December 12, 2025	X		347,755(4)	September 30, 2026
Amitabh Misra, Chief Technology Officer	Adoption	December 22, 2025	X		219,558(5)	September 30, 2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) Includes up to 314,541 shares subject to restricted stock units (“RSUs”) previously granted to Mr. Suri that will vest and be released to Mr. Suri on or prior to March 15, 2027. The actual number of shares underlying such RSUs that will be released to Mr. Suri and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

(2) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on March 27, 2025 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as then in effect, under the Exchange Act.

(3) Included (i) 83,745 shares acquired from previously vested RSUs and (ii) up to 211,746 shares subject to RSUs previously granted to Mr. Pattabhiraman that were to vest and be released to Mr. Pattabhiraman on or prior to March 15, 2026. The actual number of shares underlying such RSUs that were to be released to Mr. Pattabhiraman and sold under the Rule 10b5-1 trading arrangement was net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

(4) Includes (i) 136,244 shares acquired from previously vested RSUs and (ii) up to 211,511shares subject to RSUs previously granted to Mr. Pattabhiraman that will vest and be released to Mr. Pattabhiraman on or prior to September 15, 2026. The actual number of shares underlying such RSUs that will be released to Mr. Pattabhiraman and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

(5) Includes (i) 87,160 shares acquired from previously vested RSUs, (ii) 4,969 shares previously acquired pursuant to our employee stock purchase program (our “ESPP”) and (iii) up to 127,429 shares subject to RSUs previously granted to Mr. Misra that will vest and be released to Mr. Misra on or prior to June 15, 2026. The actual number of shares underlying such RSUs that will be released to Mr. Misra and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time. The actual number of shares to be sold under the Rule 10b5-1 trading arrangement also will be determined, in part, based on a cap on the net proceeds from their sale and is not determinable at this time.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information About Our Directors
Information regarding our Directors required by this item will be contained in our 2026 Proxy Statement under the caption “Information Regarding Director Nominees and Continuing Directors,” and is hereby incorporated by reference.
Information About Our Executive Officers
Information regarding our Directors required by this item will be contained in our 2026 Proxy Statement under the caption “Executive Officers,” and is hereby incorporated by reference.
Identification of Audit Committee and Financial Experts
Information regarding our Audit Committee and Financial Experts required by this item will be contained in our 2026 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors,” and is hereby incorporated by reference.
Material Changes to Procedures for Recommending Directors
Information regarding our Procedures for Recommending Directors required by this item will be contained in our 2026 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors,” and is hereby incorporated by reference.
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
Delinquent Section 16(a) Reports
Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2026 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” if any, and is hereby incorporated by reference.

Item 11. Executive Compensation
Information regarding our Executive Compensation required by this item will be contained in our 2026 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors—Compensation Committee—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation" and “Director Compensation,” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Ownership of Securities
Information regarding our Ownership of Securities required by this item will be contained in our 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is hereby incorporated by reference.

Equity Compensation Plan Information
Information regarding our Equity Compensation Plan required by this item will be contained in our 2026 Proxy Statement under the caption “Equity Compensation Plan Information,” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding Related Transactions and Director Independence required by this item will be contained in our 2026 Proxy Statement under the caption “Transactions with Related Persons,” and “Information Regarding the Board of Directors and Corporate Governance—Independence of Our Board of Directors,” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services
Information regarding Accounting Fees and Services required by this item will be contained in our 2026 Proxy Statement in Proposal 4 under the captions “—Principal Accountant Fees and Services” and “—Pre-Approval Policies and Procedures,” and is hereby incorporated by reference.

Part IV
Item 15. Exhibit and Financial Statement Schedules
We have filed the following documents as part of this Form 10-K:
(a) Consolidated Financial Statements
The consolidated financial statements are filed as part of this Form 10-K under “Part II, Item 8. Financial Statements and Supplementary Data.”
(b) Financial Statement Schedules
The financial statement schedules are omitted because they are either not applicable or the information required is presented in the consolidated financial statements and notes thereto under “Part II, Item 8. Financial Statements and Supplementary Data.”
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

10.13#
Form of Indemnification Agreement between the Registrant and each director and executive officer (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the SEC on December 4, 2024.

10.14#
Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on September 4, 2025).

10.15#
Employment Agreement, by and between the Registrant and Manish Sarin, dated January 12, 2022 (incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-40528), filed with the Commission on April 11, 2022).

10.16#
Transition, Separation and Release of Claims Agreement, by and between the Registrant and Manish Sarin, dated September 23, 2025 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on December 4, 2025).

10.17#
Employment Agreement, by and between the Registrant and Arun Pattabhiraman, dated April 18, 2022 (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-40528), filed with the SEC on April 3, 2023).

10.18#
Employment Agreement, by and between the Registrant and Jacob Scott, dated April 26, 2023 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-40528), filed with the SEC on March 29, 2024.

10.19#
Employment Agreement, by and between the Registrant and Amitabh Misra, dated February 25, 2024 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-40528), filed with the SEC on March 21, 2025.

10.20#
Employment Agreement, by and between the Registrant and Rory Read, effective as of November 5, 2024 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-40528), filed with the SEC on March 21, 2025.

10.21#
Employment Agreement, by and between the Registrant and Joy Corso, dated January 10, 2025 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 001-40528), filed with the SEC on March 21, 2025.

10.22#	Employment Agreement, by and between the Registrant and Sanjay Macwan, dated April 5, 2025.
10.23#	Employment Agreement, by and between the Registrant and Scott Millard, dated August 29, 2025.
10.24#	Employment Agreement Amendment, by and between the Registrant and Scott Millard, dated September 2, 2025.
10.25#
Employment Agreement, by and between the Registrant and Anthony Coletta, dated October 6, 2025 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40528), filed with the Commission on December 4, 2025).

10.26#	Employment Agreement, by and between the Registrant and Karthik Suri, dated October 23, 2025.
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

Sprinklr, Inc.

Date: March 19, 2026	By:	/s/ RORY READ
Rory Read
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rory Read and Anthony Coletta, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RORY READ	President and Chief Executive Officer (Principal Executive Officer) and Director	March 19, 2026
Rory Read

/s/ ANTHONY COLETTA	Chief Financial Officer (Principal Financial Officer)	March 19, 2026
Anthony Coletta

/s/ MICHELE MEYERS	Chief Accounting Officer (Principal Accounting Officer)	March 19, 2026
Michele Meyers

/s/ RAGY THOMAS	Founder and Chairman	March 19, 2026
Ragy Thomas

/s/ NEERAJ AGRAWAL	Director	March 19, 2026
Neeraj Agrawal

/s/ JAN R. HAUSER	Director	March 19, 2026
Jan R. Hauser

/s/ KEVIN HAVERTY	Director	March 19, 2026
Kevin Haverty

/s/ YVETTE KANOUFF	Director	March 19, 2026
Yvette Kanouff

/s/ EILEEN SCHLOSS	Director	March 19, 2026
Eileen Schloss

/s/ STEPHEN M. WARD, JR.	Director	March 19, 2026
Stephen M. Ward, Jr.

/s/ TARIM WASIM	Director	March 19, 2026
Tarim Wasim