Form 10-Q
period 2026-04-30
Sprinklr, Inc.
filed 2026-06-04
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 31, 2026, the registrant had 133,099,276 shares of Class A common stock and 101,129,486 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

WHERE YOU CAN FIND MORE INFORMATION
Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, Securities and Exchange Commission (“SEC”) filings, and public conference calls and webcasts. We also use Sprinklr’s blog and the following social media channels as a means of disclosing information about the company, our products, our planned financials and other announcements and attendance at upcoming investor and industry conferences, and other matters. This is in compliance with our disclosure obligations under Regulation FD:
•Sprinklr Company Blog (http://sprinklr.com/blog)
•Sprinklr LinkedIn Page (http://www.linkedin.com/company/sprinklr)
•Sprinklr X Account (https://x.com/sprinklr)
•Sprinklr Facebook Page (https://www.facebook.com/sprinklr/)
•Sprinklr Instagram Page (https://www.instagram.com/sprinklr)
In addition, investors and others can view Sprinklr videos on YouTube (https://www.YouTube.com/c/sprinklr).
Information posted through these social media channels may be deemed material. Accordingly, in addition to reviewing our press releases, SEC filings, and public conference calls and webcasts, investors should monitor Sprinklr’s blog and its other social media channels. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. The channel list on how to connect with us may be updated from time to time and is available on https://www.sprinklr.com and our investor relations website.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, expenses, and other operating results;
•our ability to acquire new customers and successfully engage new and existing customers;
•our ability to achieve and maintain our profitability;
•future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts and our ability to promote our brand;
•our growth strategy;
•our ability to successfully design, deploy, govern, and use advanced artificial intelligence (“AI”) technologies, including generative and agentic AI, in our products and operations, and our expectations regarding the return on these investments;
•our reliance on key talent and our ability to identify, recruit, and retain skilled personnel;
•our ability to effectively manage our growth, including any international expansion;
•our ability to obtain, maintain, protect, defend, or enforce our intellectual property or other proprietary rights and any costs associated therewith;
•the effects of global economic, political, and market uncertainty, including as a result of fluctuations in inflation, interest, and foreign currency rates; the imposition of tariffs in the United States and abroad; wars, terrorism, and other military conflicts (including an escalation or geopolitical expansion of these conflicts); and the recent and any future U.S. government shutdown, on our business, financial condition, and share price;
•our ability to compete effectively with existing competitors and new market entrants; and
•the growth rates of the markets in which we compete.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
Unless the context otherwise requires, the terms “Sprinklr,” “the Company,” “we,” “our,” “us,” or similar references in this Form 10-Q refer to Sprinklr, Inc. and its subsidiaries.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	April 30, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$163,333	$162,969
Marketable securities	279,475	339,537
Accounts receivable, net of allowance of $8.2 million and $7.4 million, respectively	195,790	278,081
Prepaid expenses and other current assets	106,697	107,393
Total current assets	745,295	887,980
Property and equipment, net	34,418	33,454
Goodwill and other intangible assets	50,194	50,144
Operating lease right-of-use assets	40,334	43,094
Deferred tax asset, non-current	64,281	70,400
Other non-current assets	127,325	119,989
Total assets	$1,061,847	$1,205,061

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$31,868	$33,781
Accrued expenses and other current liabilities	65,893	91,538
Operating lease liabilities, current	7,895	8,433
Deferred revenue	414,240	420,339
Total current liabilities	519,896	554,091
Deferred revenue, non-current	11,916	12,824
Operating lease liabilities, non-current	35,931	38,299
Other liabilities, non-current	5,644	7,204
Total liabilities	573,387	612,418
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 132,845,887 and 147,555,436 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	4	4
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 101,137,893 and 101,168,413 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively	3	3
Treasury stock, at cost, none and 14,130,784 shares as of April 30, 2026 and January 31, 2026 (Note 9)	—	(23,831)
Additional paid-in capital (Note 2)	794,015	922,872
Accumulated other comprehensive loss	(9,049)	(5,711)
Accumulated deficit (Note 2)	(296,513)	(300,694)
Total stockholders’ equity	488,460	592,643
Total liabilities and stockholders’ equity	$1,061,847	$1,205,061
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenue:
Subscription	$194,789	$184,127
Professional services	24,690	21,373
Total revenue	219,479	205,500
Cost of revenue:
Subscription	50,854	42,186
Professional services	25,594	20,445
Total cost of revenue	76,448	62,631
Gross profit	143,031	142,869
Operating expenses:
Research and development	23,360	22,811
Sales and marketing	74,931	71,071
General and administrative	34,785	34,429
Restructuring	(654)	16,313
Total operating expenses	132,422	144,624
Operating income (loss)	10,609	(1,755)
Other income, net	5,689	6,930
Income before provision for income taxes	16,298	5,175
Provision for income taxes	12,117	6,743
Net income (loss)	$4,181	$(1,568)
Net income (loss) per share, basic	$0.02	$(0.01)
Weighted average shares used in computing net income (loss) per share, basic	240,518	256,647
Net income (loss) per share, diluted	$0.02	$(0.01)
Weighted average shares used in computing net income (loss) per share, diluted	243,135	256,647
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Net income (loss)	$4,181	$(1,568)
Foreign currency translation adjustments	(3,020)	4,395
Unrealized losses on investments, net of tax	(318)	(78)
Total comprehensive income, net of tax	$843	$2,749
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital (Note 2)	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit (Note 2)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2026	248,724	$7	$922,872	14,131	$(23,831)	$(5,711)	$(300,694)	$592,643
Stock-based compensation - equity classified awards	—	—	20,707	—	—	—	—	20,707
Exercise of stock options and release of vested restricted stock units	2,383	—	130	—	—	—	—	130
Common stock repurchased, including accrued excise tax	(17,123)	—	(125,863)	—	—	—	—	(125,863)
Other comprehensive income	—	—	—	—	—	(3,338)	—	(3,338)
Cancellation of treasury stock (Note 9)	—	—	(23,831)	(14,131)	23,831	—	—	—
Net income	—	—	—	—	—	—	4,181	4,181
Balance at April 30, 2026	233,984	$7	$794,015	—	$—	$(9,049)	$(296,513)	$488,460

Balance at January 31, 2025	255,443	$8	$966,454	14,131	$(23,831)	$(6,969)	$(323,599)	$612,063
Stock-based compensation - equity classified awards	—	—	22,113	—	—	—	—	22,113
Exercise of stock options and release of vested restricted stock units	2,456	—	2,847	—	—	—	—	2,847
Other comprehensive loss	—	—	—	—	—	4,317	—	4,317
Net loss	—	—	—	—	—	—	(1,568)	(1,568)
Balance at April 30, 2025	257,899	$8	$991,414	14,131	$(23,831)	$(2,652)	$(325,167)	$639,772
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$4,181	$(1,568)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	4,279	4,679
Provision for credit losses	868	1,972
Stock-based compensation, net of amounts capitalized	20,001	21,280
Non-cash lease expense	2,128	1,912
Deferred income taxes	6,169	2,839
Net accretion on marketable securities	(142)	(999)
Other non-cash items, net	(12)	7
Changes in operating assets and liabilities:
Accounts receivable	81,646	81,199
Prepaid expenses and other assets	(6,665)	(1,434)
Accounts payable	(1,920)	(843)
Operating lease liabilities	(2,259)	(1,945)
Accrued expenses and other liabilities	(30,708)	(21,456)
Deferred revenue	(7,190)	(1,867)
Net cash provided by operating activities	70,376	83,776
Cash flows from investing activities:
Purchases of marketable securities	(69,018)	(236,676)
Proceeds from sales and maturities of marketable securities	128,916	131,973
Purchases of property and equipment	(328)	(289)
Capitalized internal-use software	(4,233)	(2,786)
Other investing activities	—	(262)
Net cash provided by (used in) investing activities	55,337	(108,040)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	130	2,847
Payments for repurchase of Class A common shares and related excise tax	(125,000)	—
Net cash provided by (used in) financing activities	(124,870)	2,847
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(479)	2,985
Net change in cash, cash equivalents, and restricted cash	364	(18,432)
Cash, cash equivalents, and restricted cash at beginning of period	171,508	153,533
Cash, cash equivalents, and restricted cash at end of period	$171,872	$135,101

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$5,374	$5,731

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$3,023
Accrued purchases of property and equipment	$141	$60
Stock-based compensation expense capitalized in internal-use software	$706	$917
Accrued for share repurchases and related excise tax	$1,659	$1,909
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.Organization and Description of Business
Description of Business
Founded in 2009, Sprinklr, Inc. and its subsidiaries (“Sprinklr” or the “Company”) provide a Unified Customer Experience Management (“Unified-CXM”) platform designed to help organizations manage customer interactions across multiple channels and teams. Our artificial intelligence (“AI”)-native platform enables customer-facing teams, from Customer Service to Marketing, to collaborate across internal silos, communicate with customers across digital and traditional channels, and leverage AI to deliver improved customer experiences at scale.
The Company was incorporated in Delaware in 2011 and is headquartered in New York, New York with 21 operating subsidiaries globally.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2026 are not necessarily indicative of the results to be expected for the year ending January 31, 2027 or for any other interim period or for any other future year. During May 2026, the Company completed an asset acquisition, primarily to acquire technology and intellectual property. The aggregate consideration paid is not considered material to the Company’s consolidated financial statements.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended January 31, 2026 in the Company’s Annual Report on Form 10-K (the “2026 10-K”) filed with the SEC on March 19, 2026.
Principles of Consolidation
The condensed consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain prior-period amounts have been reclassified to conform to the current-period presentation, as described below:
•During the first quarter of fiscal year 2027, the Company changed the presentation of its share repurchase activity within stockholders’ equity from accumulated deficit to additional paid‑in capital. Prior-period balances have been recast to conform to the current-period presentation. This change represents a reclassification within equity only and does not affect total stockholders’ equity, net income, or cash flows.
•In the condensed consolidated statements of cash flows, prepaid expenses and other current assets have been combined with other non-current assets, and accrued expenses and other current liabilities have been combined with other liabilities to conform to current-period presentation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent assets and liabilities, as of the balance sheet date. Estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions in the accompanying condensed consolidated financial statements include, but are not limited to, those related to the determination of principal versus agent and variable consideration in our revenue contracts, fair value assumptions for stock-based compensation, capitalization of internal-use software costs, period of benefit for capitalized costs to obtain customer contracts, useful lives of long-lived assets, valuation of intangible assets, and allowance for credit losses, among others. The Company evaluates its estimates and assumptions on an ongoing basis, using historical experience and other factors that it

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
believes are reasonable, and adjusts them when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies, other than the update described below, as of and for the three months ended April 30, 2026, as compared to those described in the 2026 10-K.
Costs to Obtain Customer Contracts
Incremental and recoverable costs to obtain customer contracts, including sales commissions and fees paid to third parties, are capitalized when they are expected to be recovered. These costs are amortized on a straight-line basis over the estimated period of benefit, which is determined based on factors such as contract duration, customer relationship trends, technology lifecycle, and other relevant factors. We assess the expected period of benefit annually, considering such factors. As a result of our most recent assessment, which reflected improved customer retention, the expected period of benefit for incremental costs to acquire new and upsell agreements increased from five years to six years. This change in accounting estimate was effective February 1, 2026 and is accounted for prospectively. As a result of this change, amortization expense, which is reported in sales and marketing expenses, was lower by $0.5 million for the three months ended April 30, 2026. The period of benefit for contract renewals continues to be based on the renewal contract’s duration.
We periodically evaluate deferred contract costs for impairment. Such impairments were immaterial for each of the three months ended April 30, 2026 and 2025.
Concentration of Risk and Significant Customers
The Company’s financial instruments that are potentially subject to credit risk consist primarily of cash, cash equivalents, and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits generally exceed federally insured limits.
To manage credit risk related to accounts receivable, the Company maintains an allowance for credit losses, which is estimated on a pooled basis for receivables that share similar risk characteristics. The Company determines its allowance using a loss-rate method based on historical experience, current conditions, and reasonable and supportable forecasts. Receivables that do not share similar risk characteristics with a pool are evaluated individually. The allowance is reviewed at each reporting date and adjusted as necessary. Receivables are written off when collection efforts are exhausted and amounts are deemed uncollectible. Recoveries of amounts previously written off are recorded as a reduction of the allowance. Changes in the allowance are recognized in the provision for credit losses and reported in sales and marketing expenses in the consolidated statements of operations.
The Company’s accounts receivable at April 30, 2026 are derived from customers located primarily in North America and Asia (which includes the Middle East). A large multinational customer represented 10.4% of consolidated revenue for the three months ended April 30, 2026 as a result of the timing of revenue recognition. No other customer accounted for more than 10% of total revenue during the three months ended April 30, 2026 and 2025.
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
Recently Issued Accounting Pronouncements Pending Adoption
In November 2024 and January 2025, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2024-03”), and ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Clarifying the Effective Date (“ASU 2025-01”), respectively. These ASUs require new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. ASU 2024-03 and ASU 2025-01 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of these standards on its disclosures in the consolidated financial statements.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
3. Revenue Recognition
The Company generates revenues primarily from (i) subscription fees, which consist primarily of fees for accessing its proprietary Unified-CXM platform and related stand-ready services; and (ii) professional services fees, which include fixed-fee arrangements for implementation and managed services associated with the Unified-CXM Platform. For managed services, the Company’s consultants work alongside customers’ teams to support their CXM goals and include platform configuration, ongoing education, and ad-hoc support.
Costs to Obtain Customer Contracts
Capitalized costs to obtain customer contracts as of April 30, 2026 were $183.8 million, with $66.8 million classified as current (included in prepaid expenses and other current assets) and $117.0 million classified as non-current (included in other non-current assets). As of January 31, 2026, capitalized costs were $173.0 million, with $63.1 million classified as current and $109.9 million classified as non-current.
During the three months ended April 30, 2026 and 2025, the Company amortized costs to obtain customer contracts of $18.0 million and $12.0 million, respectively.
Deferred Revenue
Deferred revenue consists primarily of customer billings made in advance of the related performance obligations being satisfied. The Company recognized revenue of $141.5 million for the three months ended April 30, 2026 that was included in the deferred revenue balance at the beginning of the period.
The Company receives payments from customers based on contractually established billing schedules. Contract assets represent revenue recognized in excess of amounts billed. As of April 30, 2026 and January 31, 2026, contract assets were $9.1 million and $10.6 million, respectively, and were included in prepaid expenses and other current assets.
Remaining Performance Obligation
Remaining performance obligation (“RPO”) represents contracted revenue that has not yet been recognized and includes both deferred revenues and amounts that will be invoiced and recognized in future periods. As of April 30, 2026, the Company’s RPO was $1,038.3 million, of which $627.1 million is expected to be recognized as revenue over the next 12 months, with the remaining balance to be recognized thereafter. As of January 31, 2026, RPO was $986.5 million, of which $618.8 million was expected to be recognized as revenue over the next 12 months.
Disaggregation of Revenues
The Company disaggregates revenue by geographic region, as it believes that this presentation best reflects how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors. Refer to Note 14, Segment and Geographic Information, for revenue by geographic location.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
4. Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets:

	April 30, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$87,017	$1	$(98)	$86,920
Municipal bonds	17,869	—	(8)	17,861
U.S. government and agency securities	107,428	—	(117)	107,311
Certificates of deposit	23,918	2	(11)	23,909
Commercial paper	43,510	—	(36)	43,474
Marketable securities	$279,742	$3	$(270)	$279,475

	January 31, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$129,930	$60	$(16)	$129,974
Municipal bonds	17,854	3	(2)	17,855
U.S. government and agency securities	115,473	14	(33)	115,454
Certificates of deposit	29,391	19	(1)	29,409
Commercial paper	46,838	11	(4)	46,845
Marketable securities	$339,486	$107	$(56)	$339,537
As of April 30, 2026 and January 31, 2026, the contractual maturities of available-for-sale marketable securities did not exceed 12 months. Interest income from cash, cash equivalents, and marketable securities was $4.1 million and $5.1 million for the three months ended April 30, 2026 and 2025, respectively.
There were 109 and 27 debt securities in an unrealized loss position as of April 30, 2026 and January 31, 2026, respectively. The estimated fair value of these debt securities, for which an allowance for credit losses has not been recorded, was $270.6 million and $125.7 million as of April 30, 2026 and January 31, 2026, respectively. There were no expected credit losses recorded against the Company’s investment securities as of April 30, 2026 and January 31, 2026.
As of April 30, 2026 and January 31, 2026, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 30, 2026, the Company anticipates that it will recover the amortized cost basis of such fixed income securities before maturity.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5. Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of April 30, 2026 and January 31, 2026, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	April 30, 2026			January 31, 2026
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$13,852	$—	$13,852	$11,095	$—	$11,095
Corporate bonds	—	669	669	—	—	—
Commercial paper	—	—	—	—	2,499	2,499
Certificates of deposit	—	—	—	—	520	520
Marketable securities:
Corporate bonds	—	86,920	86,920	—	129,974	129,974
Municipal bonds	—	17,861	17,861	—	17,855	17,855
U.S. government and agency securities	—	107,311	107,311	—	115,454	115,454
Certificates of deposit	—	23,909	23,909	—	29,409	29,409
Commercial paper	—	43,474	43,474	—	46,845	46,845
Total financial assets	$13,852	$280,144	$293,996	$11,095	$342,556	$353,651
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate and municipal debt securities, U.S. government and agency securities, and certificates of deposit within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security, which may not be actively traded.
The Company’s primary objective when investing excess cash is preservation of capital, hence the Company’s marketable securities consist primarily of U.S. government and agency securities, high credit quality corporate debt securities, and commercial paper. The Company has classified and accounted for its marketable securities as available-for-sale securities, as it may sell these securities at any time for use in the Company’s current operations or for other purposes, even prior to maturity.
The Company regularly reviews changes in the credit ratings of its debt securities and monitors relevant economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of April 30, 2026 and January 31, 2026, the maturities of available-for-sale marketable securities did not exceed 12 months; therefore, there were no securities in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
6. Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows:

(in thousands)	April 30, 2026	January 31, 2026
Cash and cash equivalents	$163,333	$162,969
Restricted cash included in prepaid expenses and other current assets(1)	2,065	2,065
Restricted cash included in other non-current assets(1)	6,474	6,474
Total cash, cash equivalents, and restricted cash	$171,872	$171,508
(1) Consists primarily of collateral for letters of credit issued in lieu of deposits on certain leases and customer contracts.
Allowance for Credit Losses
Changes in the allowance for credit losses for the periods presented were as follows:

	Three Months Ended April 30,
(in thousands)	2026	2025
Allowance, beginning of period	$7,441	$8,059
Write-offs of uncollectible accounts, net	(84)	(346)
Provision for expected credit losses	868	1,972
Allowance, end of period	$8,225	$9,685
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	April 30, 2026	January 31, 2026
Deferred contract costs, current portion	$66,754	$63,136
Contract assets	9,102	10,580
Prepaid software costs	8,312	9,203
Prepaid hosting and data costs	2,341	2,504
Other	20,188	21,970
Prepaid expenses and other current assets	$106,697	$107,393
Depreciation and Amortization
Accumulated amortization associated with capitalized internal-use software was $60.3 million and $57.1 million as of April 30, 2026 and January 31, 2026, respectively. Accumulated depreciation and amortization associated with fixed assets was $28.2 million and $27.6 million as of April 30, 2026 and January 31, 2026, respectively.
Depreciation and amortization expense consisted of the following:

	Three Months Ended April 30,
(in thousands)	2026	2025
Amortization expense for capitalized internal-use software	$3,188	$3,422
Depreciation and amortization expense	$1,091	$1,258
The Company capitalized internal-use software costs, including stock-based compensation, of $4.9 million and $3.7 million for the three months ended April 30, 2026 and 2025, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	April 30, 2026	January 31, 2026
Accrued compensation and benefits (1)	$34,109	$62,729
Accrued taxes payable	19,539	18,186
Other	12,245	10,623
Accrued expenses and other current liabilities	$65,893	$91,538
(1) Includes $1.9 million and $0.8 million of accrued employee contributions under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) at April 30, 2026 and January 31, 2026, respectively.
7. Leases
The Company leases corporate office space under non-cancelable operating leases with various expiration dates. The Company did not have any finance leases during the three months ended April 30, 2026 and 2025.
The components of lease expense were as follows:

	Three Months Ended April 30,
(in thousands)	2026	2025
Operating lease cost	$3,072	$2,983
Variable lease cost	374	349
Short-term lease cost	37	116
Total lease cost	$3,483	$3,448
The weighted average remaining lease term and discount rate were as follows:

	April 30, 2026	January 31, 2026
Weighted average remaining lease term (years)	6.36	6.46
Weighted average discount rate	8.42%	8.41%
The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, were as follows:

(in thousands)
Fiscal year ended January 31,
2027 (remaining nine months)	$8,668
2028	9,925
2029	8,150
2030	6,751
2031	6,220
2032	6,510
Thereafter	11,080
Total minimum lease payments	57,304
Less: imputed interest	(13,478)
Total	$43,826

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
8. Commitments and Contingencies
Cash Collateral Agreements
The Company maintains cash collateral agreements in lieu of letters of credit for certain leases and customer contracts. As of both April 30, 2026 and January 31, 2026, approximately $8.5 million is outstanding under these cash collateral agreements, which is classified as restricted cash and reported within prepaid expenses and other current assets ($2.1 million) and other non-current assets ($6.4 million) on the condensed consolidated balance sheets.
Legal Matters
From time to time, the Company, various subsidiaries, and certain current and former officers and directors may be named as defendants in various lawsuits, claims, investigations, and proceedings arising from the normal course of business. The Company also may become involved with contract issues and disputes with customers. With respect to litigation in general, based on the Company’s experience, management believes that the amount of damages claimed in a case are not a meaningful indicator of the potential liability. Claims, suits, investigations, and proceedings are inherently uncertain and it is not possible to predict the ultimate outcome of cases.
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. At April 30, 2026, the Company had no provision for liability related to the litigation discussed below.
On August 13, 2024, a putative securities class action (the “Securities Action”) was filed in the U.S. District Court for the Southern District of New York, captioned Boshart v. Sprinklr, Inc., et al., Case No. 1:24-cv-06132, naming the Company and certain of its officers as defendants. On November 22, 2024, the Court appointed a lead plaintiff for the putative class and changed the case title to In re Sprinklr, Inc. Securities Litigation. On January 24, 2025, the lead plaintiff filed an amended complaint asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class comprised of those who purchased or otherwise acquired the Company’s securities between March 29, 2023 and June 5, 2024 (the “Class Period”). The amended complaint alleged that the defendants misled investors during the putative Class Period, including by failing to disclose risks associated with Sprinklr Service, one of its product suites, and that the Company was focusing resources on Sprinklr Service rather than other product suites, and primarily seeks compensatory damages for all affected members of the putative class. On March 17, 2025, the defendants moved to dismiss the amended complaint. Briefing was completed on June 2, 2025, and the Court granted the motion to dismiss on March 31, 2026. On April 24, 2026, following Plaintiff’s notification to the Court that he did not intend to amend, the Court dismissed the Securities Action with prejudice.
On March 18, 2025, a stockholder derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Coffey v. Thomas, et al., Case No. 1:25-cv-02242 (the “Coffey Action”). On March 26, 2025, a second stockholder derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Figurella v. Thomas, et al., Case No. 1:25-cv-02513 (the “Figurella Action”), asserting claims substantially similar to those alleged in the Coffey Action. On April 29, 2025, the Coffey Action was voluntarily dismissed. On April 30, 2025, a third stockholder derivative action was filed in the U.S. District Court for the Southern District of New York, captioned Newman v. Thomas, et al., Case No. 1:25-cv-03591 (the “Newman Action”), asserting claims substantially similar to those alleged in the Coffey Action and Figurella Action. On May 2, 2025, the Court consolidated the Figurella Action and Newman Action under the caption In re Sprinklr, Inc. Derivative Litigation, Case No. 1:25-cv-02513, appointed co-lead counsel for plaintiffs, and ordered the parties to submit a proposal regarding further proceedings by July 1, 2025. On June 20, 2025, the Court entered an order granting the parties’ stipulation to stay the derivative action pending either (i) the dismissal of the Securities Action, (ii) the filing of defendants’ answer in the Securities Action, or (iii) in the event the parties no longer consent to the stay. On May 6, 2026, the Court entered an order granting the plaintiffs’ stipulation to dismiss the actions without prejudice. The derivative complaints named the Company as a nominal defendant and purported to bring claims on behalf of the Company against certain of the Company’s current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties, among other claims, in relation to substantially the same factual allegations as those made in the Securities Action. The derivative complaints primarily sought to recover for the Company compensatory damages, restitution, and equitable relief in the form of certain corporate governance reforms.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Other Contractual Commitments
Other contractual commitments consist primarily of non-cancelable minimum guaranteed purchase commitments for various data, hosting, and software services, which the Company may renew as part of the normal course of business. The Company also has agreements in place related to its operating leases that impact its cash requirements. See Note 7, Leases, for additional information. There were no significant changes in the Company’s material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the 2026 10-K.
9. Stockholders’ Equity
Cancellation of Treasury Shares
On April 29, 2026, the Company’s board of directors (the “Board”) approved the cancellation of all shares of its stock previously held in treasury. As a result, a total of 14,130,784 treasury shares with a carrying value of $23.8 million were cancelled, reducing the Company’s treasury stock balance to zero. The carrying value of the cancelled shares was reclassified from treasury stock and recorded as a decrease to additional paid-in capital.
Share Repurchase Program
On March 11, 2026, the Company announced that the Board had authorized and approved a share repurchase plan (the “2026 Share Repurchase Program”), which authorized the Company to periodically repurchase up to $200 million of its Class A common stock through March 15, 2027. Under the 2026 Share Repurchase Program, on March 13, 2026, the Company entered into a variable tenor accelerated share repurchase agreement (“ASR Agreement”) with Citibank, N.A. (“Citibank”) to repurchase an aggregate of $125 million of the Company’s Class A common stock. Upon the completion of the ASR Agreement, the Company will have a remaining authorization to purchase up to an additional $75 million of the Company’s Class A common stock at the Company’s discretion through March 15, 2027, subject to market conditions and other factors. Repurchases under the 2026 Share Repurchase Program are expected to be funded using cash on hand, cash equivalents, and marketable securities.
Pursuant to the terms of the ASR Agreement, the Company paid Citibank $125 million in cash on March 16, 2026 and received an initial delivery of 17,123,288 shares of the Company’s Class A common stock. These shares were returned to the Company’s authorized but unissued share reserve and recorded as a reduction to the Company’s additional paid-in-capital. The initial delivery represented 80% of the $125 million aggregate amount divided by the Company’s Class A common stock price of $5.84 at the time of execution.
The final number of shares to be delivered for the full $125 million repurchase will be based on the volume-weighted average price (“VWAP”) of the Company’s Class A common stock during the pricing period, subject to a reference price adjustment. Upon final settlement, the Company will receive or deliver the additional number of shares. The scheduled termination date is September 1, 2026, but the ASR Agreement can potentially terminate early at the discretion of the financial institution or under certain conditions. As of April 30, 2026, the ASR Agreement remained unsettled, and the Company is expected to receive or deliver the difference between the 125 million prepayment divided by the settlement VWAP, minus the 17,123,288 initial shares.
The forward contract of the ASR Agreement meets the criteria for equity classification in accordance with Accounting Standards Codification 815, Derivatives and Hedging, at inception, and the Company expects equity classification to remain appropriate through final settlement. As such, the full $125 million was recorded as a reduction of stockholders’ equity at inception. The initial delivery of shares resulted in an immediate reduction of 17,123,288 shares from the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted earnings per share. The remaining shares expected to be delivered under the forward contract were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. The ASR Agreement contains provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreement may be accelerated, extended, or terminated early by Citibank, and various acknowledgments, representations, and warranties made by the parties to one another.
The Company’s share repurchases are subject to the one percent excise tax enacted by the Inflation Reduction Act of 2022 (the “IRA”). The excise tax is calculated based on the net number of shares repurchased during the year, which is equal to shares repurchased less any shares issued as a result of option exercises, restricted stock unit (“RSU”) vesting, or employee stock purchase plan (“ESPP”) purchases. Excise taxes are recorded as an adjustment to additional paid-in-capital. The Company recorded excise taxes of $0.9 million during the three months ended April 30, 2026. There were no share repurchases or associated excise taxes recorded during the three months ended April 30, 2025.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
10. Stock-Based Compensation
Equity Incentive Plans
The Sprinklr, Inc. 2011 Equity Incentive Plan (the “2011 Plan”) provided certain equity grants to the Company’s employees, directors, consultants, and service providers. The 2011 Plan was terminated as to future awards in June 2021 when the Sprinklr, Inc. 2021 Equity Incentive Plan (the “2021 Plan”) became effective, although it continues to govern the terms of any equity grants that remain outstanding under the 2011 Plan.
The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance-based stock units (“PSUs”), and other forms of awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates, as permitted by law.
In June 2021, the Company also adopted its ESPP, under which employees can purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of each offering period and (ii) the last trading day of each related offering period.
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the three months ended April 30, 2026 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
	(in thousands)		(in years)
Outstanding as of January 31, 2026	13,918	$6.68	4.1
Exercised	(32)	$4.03
Forfeited	(107)	$10.01
Expired	—	$—
Outstanding as of April 30, 2026	13,779	$6.66	3.9

Exercisable as of April 30, 2026	13,433	$6.50	3.8
Vested and expected to vest as of April 30, 2026	13,779	$6.66	3.9
Summary of Restricted Stock Unit Activity
A summary of the Company’s RSU activity for the three months ended April 30, 2026 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2026	16,619	$8.97
Granted	8,936	$5.81
Vested	(2,351)	$9.55
Cancelled/forfeited	(1,515)	$9.08
Outstanding as of April 30, 2026	21,689	$7.59

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Summary of Performance-Based Stock Units Activity
A summary of the Company’s PSU activity for the three months ended April 30, 2026 is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2026	3,047	$11.11
Granted	—	$—
Vested	—	$—
Cancelled/forfeited	(54)	$13.42
Outstanding as of April 30, 2026	2,993	$11.06
From November 2024 through November 2025, the Company granted 3,528,649 PSUs to its executives (the “2024 and 2025 PSUs”). Seventy-five percent of the 2024 and 2025 PSUs are associated with a market condition relating to total shareholder return (“Market Condition PSUs”), and twenty-five percent are associated with a performance condition based on the achievement of an internal metric calculated from revenue and non-GAAP operating income growth over an approximately three-year period (“Performance Condition PSUs”). Each of the Market Condition PSUs and Performance Condition PSUs will vest between zero and 200% depending on the achievement level of the respective market and performance conditions. If the market or performance conditions are not met by their respective achievement dates in fiscal year 2028, the associated awards will not vest and will be cancelled. In addition to the market and performance conditions discussed above, certain 2025 PSUs also include an extended service period beyond the performance condition achievement dates for the shares to vest.
As of April 30, 2026, it was deemed probable that the performance conditions associated with the 2024 and 2025 PSUs will be met by their respective achievement dates, such that 100% of the 2024 and 2025 PSUs will vest. The compensation expense associated with the Market Condition PSUs is recognized based on the grant-date fair value calculation, regardless of the ultimate total shareholder return outcome.
Summary of Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was classified as follows:

	Three Months Ended April 30,
(in thousands)	2026	2025
Cost of revenue:
Subscription	$348	$265
Professional services	778	392
Research and development	4,174	3,886
Sales and marketing	4,797	6,295
General and administrative	9,904	9,576
Restructuring	—	866
Stock-based compensation, net of amounts capitalized	20,001	21,280
Capitalized stock-based compensation	706	917
Total stock-based compensation	$20,707	$22,197
11. Net Income (Loss) Per Share
The Company has two classes of common stock: Class A and Class B. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Since the liquidation and dividend rights are identical, undistributed earnings are allocated on a proportionate basis to each class of common stock. As a result, the basic and diluted net income per share attributable to common stockholders are the same for both Class A and Class B common stock, on both an individual and combined basis.
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted net income (loss) per share is

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
calculated by giving effect to all potential dilutive common stock equivalents, which includes stock options, RSUs, PSUs, and other awards.
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended April 30,
(in thousands, except per share data)	2026	2025
Net income (loss) per share – basic:
Numerator:
Net income (loss)	$4,181	$(1,568)
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	240,518	256,647
Net income (loss) per common share, basic	$0.02	$(0.01)
Net income (loss) per share – diluted:
Numerator:
Net income (loss)	$4,181	$(1,568)
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	240,518	256,647
Weighted-average effect of diluted securities:
Stock options	2,099	—
PSUs	261	—
RSUs	257	—
ESPP rights	—	—
Weighted-average shares outstanding used in computing net income (loss) per share, diluted	243,135	256,647
Net income (loss) per common share, diluted	$0.02	$(0.01)
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as     follows:

	Three Months Ended April 30,
(in thousands)	2026	2025
Stock options	5,141	17,601
PSUs	1,566	3,447
RSUs	20,535	19,784
ESPP rights	—	353
Warrants to purchase common stock	—	2,500
Total shares excluded from net income (loss) per share	27,242	43,685
12. Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended April 30, 2026 and 2025, the Company recorded an income tax provision of $12.1 million and $6.7 million, respectively.
During the three months ended April 30, 2026, the Company’s effective tax rate differed from the U.S. federal statutory tax rate primarily due to the impact of non-deductible items, state taxes, and foreign tax rate differential on non-U.S. income. During the three months ended April 30, 2026, the Company also recorded discrete income tax expense related to the impact of non-deductible stock-based compensation of $3.8 million, withholding tax of $1.2 million, and changes in uncertain tax positions for certain of the Company’s non-U.S. entities of $2.3 million. During the three months ended April 30, 2025, the Company’s effective tax rate differed from the U.S. federal statutory tax rate primarily due to the impact of non-deductible items, stock-based compensation, and foreign tax rate differential on non-U.S. income. During the three months ended April 30, 2025, the Company also recorded discrete income tax

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
expense related to impacts of non-deductible stock-based compensation and withholding tax of $3.0 million and $1.6 million, respectively.
The Company monitors the realizability of its deferred tax assets taking into account all relevant factors at each reporting period. As of April 30, 2026, based on the relevant weight of positive and negative evidence, including cumulative taxable income over the past three years, which is objective and verifiable, and consideration of its expected future taxable earnings, the Company concluded that it is more likely than not that its deferred tax assets are realizable.
The IRA was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a 15 percent corporate minimum tax, an excise tax on stock buybacks, additional Internal Revenue Service funding to improve taxpayer compliance, and other items. During the three months ended April 30, 2026, the Company paid no excise taxes associated with the Company’s share repurchase programs. As of April 30, 2026, the Company has accrued $0.9 million of excise taxes associated with the 2026 Share Repurchase Program.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into U.S. law. The OBBBA includes significant changes, such as the permanent extension of certain provisions originally enacted in the 2017 Tax Cuts and Jobs Act that were set to expire on December 31, 2025, modifications to certain international tax provisions, and the restoration of tax treatment for certain business provisions, including 100% bonus depreciation for certain qualified property, domestic research and experimental cost expensing, and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others phased in through 2027. After assessing the impact of the OBBBA, the Company concluded that it did not have a material effect on either the Company’s condensed consolidated financial statements or its annual estimated effective tax rate.
13. Restructuring Charges
In February 2025, the Company implemented an approved plan for restructuring its global workforce by approximately 12% to help position the Company for long-term success by realigning employee costs with the current business and freeing up capital for incremental investments. The majority of the associated costs, including severance, benefits, and the acceleration of equity awards, were incurred in the first half of fiscal year 2026.
Changes in the restructuring liability for the periods presented are set forth in the table below:

	Three Months Ended April 30,
(in thousands)	2026	2025
Accrual, beginning of period	$1,642	$—
Restructuring charges(1)	(654)	15,447
Cash payments	(298)	(11,839)
Accrual, end of period	$690	$3,608
(1) Restructuring costs shown in the table above do not include related stock-based compensation expense of $0.9 million for the three months ended April 30, 2025. There was no related stock-based compensation expense for the three months ended April 30, 2026. Stock-based compensation expense associated with the Company’s restructuring plans is included in restructuring on the consolidated statements of operations. The reversal of restructuring costs for the three months ended April 30, 2026 was attributable to the favorable resolution of certain restructuring-related liabilities.
Restructuring liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets, the majority of which is expected to be paid in the second quarter of fiscal year 2027.
14. Segment and Geographic Information
The Company operates as one operating and reportable segment, reflecting the manner in which its operations are managed and the criteria used by the chief operating decision maker (“CODM”), who is the Chief Executive Officer. The CODM evaluates performance, develops strategy, and allocates resources based on net income as reported in the Company’s condensed consolidated statements of operations. The Company’s one segment provides enterprise solutions that enable organizations to conduct marketing, advertising, research, customer care, sales, and engagement across modern channels, such as social media, messaging, chat, and text, through its Unified-CXM platform.
The CODM assesses operating performance and makes resource allocation decisions on a global basis using net income, considering both historical results and forecasts for future periods. Segment assets are the total assets reported in the Company’s condensed consolidated balance sheets. Significant segment expenses regularly provided to the CODM are the consolidated operating expenses presented in the Company’s condensed consolidated statements of operations. No supplemental expense or asset information beyond what is disclosed in these condensed consolidated financial statements is regularly provided to the CODM.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Other segment items included in condensed consolidated net income, such as depreciation and amortization, interest income, and provision (benefit) for income taxes, are presented in the condensed consolidated statements of operations or in the notes to unaudited condensed consolidated financial statements. The accounting policies of the Company’s reportable segment are consistent with its consolidated accounting policies.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s Unified-CXM platform:

	Three Months Ended April 30,
(in thousands)	2026	2025
Americas	$112,861	$117,587
EMEA	77,045	72,036
Other	29,573	15,877
Total revenue	$219,479	$205,500
The U.S. was the only country that represented more than 10% of the Company’s revenues, comprising $104.3 million and $109.7 million in the three months ended April 30, 2026 and 2025, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), and our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2026 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Overview
Sprinklr provides a Unified Customer Experience Management (“Unified-CXM”) platform designed to help organizations manage customer interactions across multiple channels and teams. Our AI-native platform enables customer-facing teams, from Customer Service to Marketing, to collaborate across internal silos, communicate with customers across digital and traditional channels, and leverage AI to deliver improved customer experiences at scale.
Sprinklr has four main product suites: Sprinklr Social, Sprinklr Insights, Sprinklr Marketing, and Sprinklr Service. We believe that these four suites enable large and leading brands to more effectively reach, engage, and listen to their customers on the channel of their choice. We continue to invest in our Unified-CXM platform and develop new features and enhancements for each suite in response to evolving customer needs.
Our Unified-CXM platform utilizes an architecture purpose-built for managing Customer Experience Management (“CXM”) data and is powered by proprietary AI, collaborative workflow, automation, broad-based listening, and customer-led governance. This architecture is designed to help enterprises analyze massive amounts of unstructured and structured data.
We generate revenue primarily from the sale of subscriptions to our Unified-CXM platform and related professional services. Our platform includes products that are licensed on a per-user basis as well as products that are licensed based on different volume tiers.
Our customer base is diverse, spanning global enterprises across a broad array of industries and geographies, as well as marketing agencies, government departments, non-profit, and educational institutions. As of April 30, 2026, we have customers in more than 90 countries, with our platform supporting over 150 languages.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. As of April 30, 2026, our RPO was $1,038.3 million, and our cRPO was $627.1 million.
Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction, and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation, or expansion during the period, but excludes subscription revenue from new customers. Our NDE, on a trailing 12-month basis, was 103.5% and 101.8% for the 12-month periods ended April 30, 2026 and 2025, respectively.

Macroeconomic and Geopolitical Considerations
Unfavorable economic conditions in the United States (“U.S.”) and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic and geopolitical events, including fluctuations in inflation, interest, and foreign currency rates, the imposition of tariffs in the U.S. and abroad, the Russia-Ukraine war, the 2026 Iran conflict and other military conflicts in the Middle East, and the 2025 U.S. government shutdown, have led to economic uncertainty both in the U.S. and globally. Historically, during periods of economic and geopolitical uncertainty and downturns, businesses may slow spending on information technology, which may impact our business and our customers’ businesses.
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
Further, geopolitical events, such as Russia-Ukraine war, the 2026 Iran conflict, and other military or security-related events globally, may adversely affect our business. For example, our operations in the Middle East have been affected by the 2026 Iran conflict, including disruptions to our business activities in the region and inaccessibility, and potential loss, of certain customer data in connection with a third-party data center infrastructure in the United Arab Emirates on which we relied. Such events may result in a decrease in customer demand for our services, increased scrutiny from customers and regulators, and damage our reputation, which could adversely affect our business, financial condition, and results of operations. Further, we may incur significant and unanticipated expenses to mitigate the possibility of further harm, including through emergency data transfers, temporary changes to data processing locations, increased infrastructure costs, or as through the relocation of our employees or data to other regions not affected by the conflict.
The effect of macroeconomic and geopolitical conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition, and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see “Part II. Item 1A. Risk Factors” in this Form 10-Q and “Part I. Item 1A. Risk Factors” of the 2026 10-K.
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
Cost of Revenue
Cost of subscription revenue consists primarily of costs to host our software platform; data costs, including cost of third-party data utilized in our platform; personnel-related expenses for our subscription and support operations personnel, including salaries, benefits, bonuses and stock-based compensation; professional fees; software costs; travel expenses; the amortization of our capitalized internal-use software; and allocated overhead expenses, including facilities costs for our subscription and support operations. We expect that cost of subscription revenue will increase in absolute dollars as we expand our customer base and make continued investments in our cloud infrastructure and support organization. Furthermore, we estimate that data and hosting costs with various partners may rise in the near term.
Cost of professional services revenue consists primarily of personnel-related expenses for our professional services personnel, including salaries, benefits, bonuses and stock-based compensation; professional fees; software costs; subcontractor costs; travel expenses; and allocated overhead expenses, including facilities costs, for our professional services organization. We expect that our cost of professional services may vary from period to period based on the project-based nature of this work, which could include increased use of partners and additional headcount for the delivery of implementation services.

Gross Profit and Gross Margin
Gross profit is defined as total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that gross profit and gross margin will continue to be affected by various factors, including our pricing, revenue mix and the costs required to deliver those revenues.
Our gross margin on subscription revenue is significantly higher than our gross margin on professional services revenue, and as a result, our gross margin may vary from period to period if our mix of revenue or cost of revenue fluctuates. In addition, because personnel-related expenses represent the largest component of cost of professional services revenue, we may experience changes in our professional services gross margin due to the timing of delivery of those services. We expect that our gross margin will decline in the near term due to higher data and hosting costs, coupled with higher service delivery costs, and, in the long term, will vary from period to period.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative and restructuring expenses.
Research and Development Expenses
Research and development expenses consist primarily of costs relating to the maintenance, continued development and enhancement of our cloud-based software platform and includes personnel-related expense for our research and development organization, including salaries, benefits, bonuses and stock-based compensation, professional fees, travel expenses and allocated overhead expenses, including facilities costs. Research and development expenses are expensed as incurred, except for internal-use software development costs that qualify for capitalization. We expect research and development expenses to generally increase in absolute dollars as we continue to innovate and invest in enhancing and expanding the capabilities of our Unified-CXM platform.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel-related expenses for our sales and marketing organization, including salaries, benefits, bonuses and stock-based compensation, professional fees, software costs, advertising, marketing, promotional and brand awareness activities, travel expenses and allocated overhead expense, including facilities costs. Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit. We expect sales and marketing expenses to generally increase in absolute dollars as we continue to drive the growth of our business. We continue to optimize our sales and marketing expenses and seek efficiencies in our investments.
General and Administrative Expenses
General and administrative expenses include personnel-related expenses associated with administrative services, such as legal, human resources, information technology, accounting, and finance functions, as well as professional fees, software costs, travel expenses, provision for credit losses and allocated overhead expense, including facilities costs and any corporate overhead expenses not allocated to other expense categories.
Restructuring Expenses
Restructuring expenses include costs associated with the global workforce reductions implemented in fiscal year 2026. The majority of these costs consist of severance, benefits and the acceleration of equity awards. We do not expect to incur any further restructuring expenses with respect to the workforce reductions implemented in fiscal year 2026.
Other Income, Net
Other income, net, consists of interest income on invested cash and cash equivalents and marketable securities, foreign currency transaction gains and losses and other expenses and gains.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes related to foreign and U.S. jurisdictions in which we conduct business. Our annual estimated effective tax rate differed from the U.S. federal statutory rate in fiscal year 2027 and 2026 primarily due to the impact of non-deductible items, stock-based compensation expense and the foreign tax rate differential on non-U.S. income and withholding taxes, as well as changes in our uncertain tax positions.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2026	2025
Revenue:
Subscription	$194,789	$184,127
Professional services	24,690	21,373
Total revenue	219,479	205,500
Cost of revenue:
Subscription (1)	50,854	42,186
Professional services (1)	25,594	20,445
Total cost of revenue	76,448	62,631
Gross profit	143,031	142,869
Operating expenses:
Research and development (1)	23,360	22,811
Sales and marketing (1)	74,931	71,071
General and administrative (1)	34,785	34,429
Restructuring (1)	(654)	16,313
Total operating expenses	132,422	144,624
Operating income (loss)	10,609	(1,755)
Other income, net	5,689	6,930
Income before provision for income taxes	16,298	5,175
Provision for income taxes	12,117	6,743
Net income (loss)	$4,181	$(1,568)
(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended April 30,
(in thousands)	2026	2025
Cost of revenue:
Subscription	$348	$265
Professional services	778	392
Research and development	4,174	3,886
Sales and marketing	4,797	6,295
General and administrative	9,904	9,576
Restructuring	—	866
Stock-based compensation expense, net of amounts capitalized	$20,001	$21,280

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue (1):

	Three Months Ended April 30,
	2026	2025
Revenue:
Subscription	89%	90%
Professional services	11%	10%
Total revenue	100%	100%
Cost of revenue:
Subscription	23%	21%
Professional services	12%	10%
Total cost of revenue	35%	30%
Operating expenses:
Research and development	11%	11%
Sales and marketing	34%	35%
General and administrative	16%	17%
Restructuring	0%	8%
Total operating expenses	60%	70%
Operating income (loss)	5%	(1)%
Other income, net	3%	3%
Income before provision for income taxes	7%	3%
Provision for income taxes	6%	3%
Net income (loss)	2%	(1)%
(1) Totals may not foot due to rounding
Comparison of the Three Months Ended April 30, 2026 and 2025
Revenue

	Three Months Ended April 30,
(in thousands)	2026	2025	$ Change	% Change
Subscription	$194,789	$184,127	$10,662	6%
Professional services	24,690	21,373	3,317	16%
Total revenue	$219,479	$205,500	$13,979	7%
The increase in subscription revenue was primarily attributable to growth from existing customers, driven by customers expanding their use of our platform, both by increasing their subscription volumes and adding new features. These gains were partially offset by non-renewals and reductions in contract size, particularly among customers adjusting budgets or deferring investments in response to broader economic pressures.
The increase in professional services revenue was primarily due to implementation services provided in connection with large-scale enterprise projects.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,
(in thousands)	2026	2025	$ Change	% Change
Cost of revenue:
Subscription	$50,854	$42,186	$8,668	21%
Professional services	25,594	20,445	5,149	25%
Total cost of revenue	$76,448	$62,631	$13,817	22%
Gross margin - subscription	74%	77%
Gross margin - professional services	(4)%	4%
The increase in cost of subscription revenue was primarily due to (i) an increase of $5.7 million in third-party cloud, data and network infrastructure costs, partially attributable to increased customer demand, as well as higher rates from our third-party providers, and (ii) higher personnel-related costs of $1.7 million, partially driven by increased headcount.
The increase in cost of professional services revenue was primarily due to (i) a $3.2 million increase in subcontractor costs as a result of higher partner delivery costs and (ii) higher personnel-related costs of $1.6 million, partially driven by increased headcount.
Gross margin for subscription decreased by three percentage points, primarily driven by increased costs associated with third-party cloud, data, and network infrastructure. Gross margin for professional services decreased by eight percentage points, largely driven by higher delivery costs associated with complex implementations.
Research and Development Expenses

	Three Months Ended April 30,
(in thousands)	2026	2025	$ Change	% Change
Research and development	$23,360	$22,811	$549	2%
% of revenue	11%	11%
Research and development expenses remained relatively flat compared to the prior year period.
Sales and Marketing Expenses

	Three Months Ended April 30,
(in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$74,931	$71,071	$3,860	5%
% of revenue	34%	35%
The increase in sales and marketing expenses was primarily due to an increase in personnel costs of $5.3 million, including higher amortization expense resulting from previously capitalized sales commissions, and was partially offset by lower operational costs.
General and Administrative Expenses

	Three Months Ended April 30,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$34,785	$34,429	$356	1%
% of revenue	16%	17%
General and administrative expenses remained relatively flat compared to the prior year period.

Restructuring Expenses

	Three Months Ended April 30,
(in thousands)	2026	2025	$ Change	% Change
Restructuring	$(654)	$16,313	$(16,967)	(104)%
% of revenue	N.M.	8%
N.M. - not meaningful
The decrease in restructuring expenses was primarily attributable to workforce reduction initiatives implemented in the first quarter of fiscal year 2026, which were substantially completed during fiscal year 2026, whereas no comparable workforce reduction initiatives were undertaken in the first quarter of fiscal year 2027. Refer to Note 13, Restructuring Charges, included in “Part I. Item 1. Financial Statements” of this Form 10-Q for additional information related to our restructuring charges.
Other Income, Net

	Three Months Ended April 30,
(in thousands)	2026	2025	$ Change	% Change
Other income, net	$5,689	$6,930	$(1,241)	(18)%
% of revenue	3%	3%
The decrease in other income, net was primarily due to (i) lower interest income from money market and short-term investments, resulting from lower average balances and interest rates, and (ii) lower net foreign currency losses.
Provision for Income Taxes

	Three Months Ended April 30,
(in thousands)	2026	2025	$ Change	% Change
Provision for income taxes	$12,117	$6,743	$5,374	80%
% of revenue	6%	3%
The increase in provision for income tax relates primarily to increases in the income before provision for income taxes for the three months ended April 30, 2026 compared to the prior period. The provision for income tax for the three months ended April 30, 2026 also includes a $3.8 million discrete income tax charge for non-deductible stock-based compensation and a $2.3 million discrete income tax charge for changes to our uncertain tax positions related to our non-U.S. entities.

Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), we believe that the following non-GAAP financial measures are useful in evaluating our operating performance:
•Non-GAAP gross profit and non-GAAP gross margin;
•Non-GAAP operating income and non-GAAP operating margin; and
•Non-GAAP net income and non-GAAP net income per share.
We define these non-GAAP financial measures as the respective U.S. GAAP measures, excluding, as applicable, stock-based compensation expense and related charges; amortization of stock-based compensation expense associated with capitalized internal-use software; amortization of acquired intangible assets; restructuring charges; costs associated with acquisitions; litigation, settlement, and related costs deemed unrelated to our core business operations; facility exit costs; and the estimated tax effect of these non-GAAP adjustments. We believe that it is useful to exclude these items in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies over multiple periods.
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
A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP:

	Three Months Ended April 30,
(in thousands)	2026	2025
Non-GAAP gross profit and gross margin:
U.S. GAAP gross profit	$143,031	$142,869
Stock-based compensation expense and related charges(1)	1,152	670
Amortization of stock-based compensation expense - capitalized internal-use software	637	649
Non-GAAP gross profit	$144,820	$144,188
Gross margin	65%	70%
Non-GAAP gross margin	66%	70%

Non-GAAP operating income and operating margin:
U.S. GAAP operating income (loss)	$10,609	$(1,755)
Stock-based compensation expense and related charges(2)	20,495	20,764
Amortization of stock-based compensation expense - capitalized internal-use software	637	649
Litigation costs(3)	648	769
Restructuring costs(4)	(654)	16,313
Non-GAAP operating income	$31,735	$36,740
Operating margin	5%	(1)%
Non-GAAP operating margin	14%	18%
(1) Employer payroll tax related to stock-based compensation for the periods ended April 30, 2026 and 2025 was immaterial as to the impact to gross profit.

(2) Includes employer payroll tax related to stock-based compensation expense of $0.5 million and $0.4 million for the three months ended April 30, 2026 and 2025, respectively.
(3) Relates to litigation, settlement, and related costs deemed unrelated to our core business operations.
(4) Includes employer payroll tax related to restructuring expenses of nil and $0.7 million for the three months ended April 30, 2026 and 2025, respectively. Refer to Note 13, Restructuring Charges, included in “Part I, Item 1. Financial Statements” of this Form 10-Q for additional information.

	Three Months Ended April 30,
	2026			2025
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income and earnings per share:
U.S. GAAP net income (loss)	$4,181	$0.02	$0.02	$(1,568)	$(0.01)	$(0.01)
Stock-based compensation expense and related charges(1)	20,495	0.09	0.08	20,764	0.09	0.08
Amortization of stock-based compensation expense - capitalized internal-use software	637	—	—	649	—	—
Income tax expense(2)	2,387	0.01	0.01	(4,611)	(0.01)	(0.01)
Litigation costs(3)	648	—	—	769	—	—
Restructuring costs(4)	(654)	—	—	16,313	0.06	0.06
Non-GAAP net income	$27,694	$0.12	$0.11	$32,316	$0.13	$0.12
Weighted-average shares outstanding		240,518	243,135		256,647	267,528
(1) Includes employer payroll tax related to stock-based compensation expense of $0.5 million and $0.4 million for the three months ended April 30, 2026 and 2025, respectively.
(2) Represents the Company’s current and deferred income tax expense commensurate with the non-GAAP measure of profitability using a non-GAAP tax rate of 26% for both the three months ended April 30, 2026 and 2025. The Company uses an annual tax rate in its computation of the non-GAAP income tax provision and excludes the direct impact of stock-based compensation expense, employer tax costs related to stock-based compensation, intangible amortization expense, amortization of stock-based compensation expense associated with capitalized internal-use software, non-recurring litigation costs, restructuring costs, and settlement of prior year tax positions.
(3) Relates to litigation, settlement, and related costs deemed unrelated to our core business operations.
(4) Includes employer payroll tax related to restructuring expenses of nil and $0.7 million, for the three months ended April 30, 2026 and 2025, respectively. Refer to Note 13, Restructuring Charges, included in “Part I, Item 1. Financial Statements” of this Form 10-Q for additional information.

(in thousands)	Three Months Ended April 30,
Free cash flow:	2026	2025
Net cash provided by operating activities	$70,376	$83,776
Purchase of property and equipment	(328)	(289)
Capitalized internal-use software	(4,233)	(2,786)
Free cash flow	$65,815	$80,701
Liquidity and Capital Resources
Overview
As of April 30, 2026, our principal sources of liquidity were $163.3 million of cash and cash equivalents and $279.5 million of highly liquid marketable securities. We believe that our existing cash, cash equivalents, marketable securities, and cash from operations will be sufficient to meet our working capital needs, capital expenditures, and financing obligations for at least the next 12 months and over the long term. The majority of our cash, cash equivalents, and marketable securities is held in the U.S., and we do not anticipate a need to repatriate cash held outside of the U.S. Further, it is our intent to indefinitely reinvest these funds outside the U.S., and, therefore, we have not provided for any U.S. income taxes.

Cash Collateral Agreements and Restricted Cash
We maintain cash collateral agreements in lieu of letter of credit facilities for certain leases and customer contracts. As of April 30, 2026, $8.5 million was outstanding under these cash collateral agreements. For additional information regarding our collateral agreements, see Note 8, Commitments and Contingencies, included in “Part I, Item 1. Financial Statements” of this Form 10-Q.
Share Repurchase Program
On March 11, 2026, we announced that our board of directors (the “Board”) had authorized and approved a share repurchase plan (the “2026 Share Repurchase Program”), whereby we were authorized to periodically repurchase up to $200 million of Class A common stock through March 15, 2027. The 2026 Share Repurchase program consists of the following components: (i) a variable tenor accelerated share repurchase agreement (“ASR Agreement”) for $125 million under the 2026 Share Repurchase Program, which was entered into on March 13, 2026, and (ii) an authorization to purchase up to an additional $75 million of Class A common stock at the Company’s discretion over the next year, subject to market conditions and other factors. Repurchases under the program are expected to be funded using cash on hand, cash equivalents, and marketable securities.
For additional information regarding the 2026 Share Repurchase Program, including the ASR Agreement, see “Part II, Item 2. “Issuer Purchases of Equity Securities” of this Form 10-Q and Note 9, Stockholders’ Equity, included in “Part I, Item 1. Financial Statements” of this Form 10-Q.
Material Cash Requirements
Our expected material cash requirements include obligations under data and service provider agreements, operating leases and the 2026 Share Repurchase Program. We have agreements in place with data and service providers that require us to make certain minimum guaranteed purchase commitments through fiscal year 2029, which totaled $117.2 million as of January 31, 2026, of which $70.9 million is due within 12 months from January 31, 2026. In the normal course of business, we may renew existing contracts throughout the year. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2036. Refer to Note 7, Leases, included in “Part I, Item 1. Financial Statements” of this Form 10-Q for a discussion of our leases. For additional information regarding the 2026 Share Repurchase Program and its expected funding sources, see “Share Repurchase Programs” above.
There were no other significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the 2026 10-K.
Future Funding Requirements
Our future capital requirements will depend on many factors, including our growth rate, the expansion of our direct sales force, strategic relationships, and international operations, the timing and extent of spending to support research and development efforts, and the continuing market acceptance of our solutions. We historically have expanded our business in part by investing in strategic growth initiatives, including acquisitions of products, technologies and businesses. We may finance such acquisitions using cash, debt, stock or a combination of the foregoing; however, we have used cash and stock as consideration for substantially all of our historical business acquisitions. We continually examine our options with respect to terms and sources of existing and future short-term and long-term capital resources to enhance our operating results and to ensure that we retain financial flexibility, and may from time to time elect to raise capital through the issuance of additional equity or the incurrence of debt. Sales of additional equity could result in dilution to our stockholders. If we raise funds by borrowing from third parties, the terms of those financing arrangements would require us to incur interest expense and may include negative covenants or other restrictions on our business that could impair our operating flexibility. We can provide no assurance that financing will be available at all or, if available, that we would be able to obtain financing on terms favorable to us. If we are unable to raise additional capital when needed, we would be required to curtail our operating activities and capital expenditures, and our business operating results and financial condition would be adversely affected.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$70,376	$83,776
Net cash provided by (used in) investing activities	$55,337	$(108,040)
Net cash provided by (used in) financing activities	$(124,870)	$2,847
Our net income (loss) and cash flows provided by operating activities are influenced significantly by our investments in headcount to support growth and by cost of revenue incurred to deliver our services. Non-cash charges primarily consist of depreciation and amortization, provision for credit losses, stock-based compensation, non-cash lease expense, deferred income taxes, and accretion on marketable securities. Our largest source of operating cash is collections from customers. Our primary uses of cash from operating activities include employee-related costs, costs to deliver our services, and marketing expenses.
We expect our free cash flow to fluctuate in future periods as our operating expenses change and as we continue to invest in our growth. We typically experience higher billings in the fourth quarter compared to other quarters, primarily due to increased renewal activity. As a result, collections of accounts receivable are generally higher in the first half of the year, leading to a decrease in accounts receivable during that period.
Operating Activities
For the three months ended April 30, 2026, cash provided by operating activities was $70.4 million, which consisted of net income of $4.2 million, adjusted for non-cash expenses of $33.3 million and $32.9 million of net cash flows provided as a result of changes in operating assets and liabilities. The $32.9 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected an $81.6 million decrease in accounts receivable due to collections outpacing billings. This increase to cash flows from operations was partially offset by (i) a $30.7 million decrease in accrued expenses and other liabilities primarily due to the timing of bonus and commission payments, (ii) a $7.2 million decrease in deferred revenue as a result of recognized revenue exceeding billings, and (iii) a $6.7 million increase in prepaid expenses and other assets due to higher deferred contract costs and prepaid marketing expenses, partially offset by the timing of vendor prepayments, lower contract asset balances, and reduced prepaid software costs.
For the three months ended April 30, 2025, cash provided by operating activities was $83.8 million, which consisted of net loss of $1.6 million, adjusted for non-cash expenses of $31.7 million and $53.7 million of net cash flows provided as a result of changes in operating assets and liabilities. The $53.7 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected an $81.2 million decrease in accounts receivable due to collections outpacing billings. This increase to cash flows from operations was partially offset by a $21.5 million decrease in accrued expenses and other liabilities primarily due to the timing of bonus and commission payments.
Investing Activities
For the three months ended April 30, 2026, net cash provided by investing activities was $55.3 million and primarily consisted of $128.9 million of sales and maturities of marketable securities. This increase in cash flows from investing activities was partially offset by $69.0 million of purchases of marketable securities.
For the three months ended April 30, 2025, net cash used in investing activities was $108.0 million and primarily consisted of $236.7 million of purchases of marketable securities, partially offset by $132.0 million of sales and maturities of marketable securities.
Financing Activities
For the three months ended April 30, 2026, net cash used in financing activities was $124.9 million, which primarily consisted of the $125.0 million payment associated with the 2026 Share Repurchase Program.
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
Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included in “Part I, Item 1. Financial Statements” of this Form 10-Q and Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included in “Part II, Item 8. Financial Statements” of the 2026 10-K for a discussion of our significant accounting policies. There have been no material changes to our critical accounting policies and accounting estimates as compared to those disclosed in the 2026 10-K.

Recent Accounting Pronouncements
Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, included in “Part I, Item 1. Financial Statements” of this Form 10-Q for more information regarding recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) foreign currency exchange risk related to transactions and earnings in currencies other than the U.S. dollar; and (ii) interest rate risk due to changes in the relationship between the interest rates on our assets. A hypothetical 10% change in the Indian rupee, Euro, United Arab Emirates dirham, Brazilian real, and British Pound sterling rates during the three months ended April 30, 2026 would have had a $1.3 million impact on our results of operations. A hypothetical 10% change in interest rates during the period presented would not have had a significant impact on our condensed consolidated financial statements.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2026. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended April 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
Refer to Note 8, Commitments and Contingencies - Legal Matters, included in “Part I, Item 1. Financial Statements” of this Form 10-Q for a description of current legal proceedings.
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
Summary of Selected Risk Factors Associated with Our Business
The following is only a summary of the principal risks associated with an investment in our Class A common stock. Material risks that may adversely affect our business, financial condition, or results of operations include, but are not limited to, the following:
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
•If we are not able to effectively develop platform enhancements, introduce new products, or keep pace with technological developments, our business, results of operations and financial condition could be adversely affected.
•Our actual operating results may differ significantly from any guidance provided.
•Our results of operations and financial metrics may be difficult to predict. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.
•Any failure of our Unified Customer Experience Management (“Unified-CXM”) platform to satisfy customer demands, achieve increased market acceptance, or adapt to changing market dynamics would adversely affect our business, results of operations, financial condition, and growth prospects.
•The market for Unified-CXM solutions is rapidly evolving, and if this market develops more slowly than we expect or declines, develops in a way that we do not expect, or if we do not compete effectively, our business could be adversely affected.
•Our business depends on our customers renewing their subscriptions and on us expanding our sales to existing customers. Any decline in our customer renewals or expansion would harm our business, results of operations, and financial condition.
•We use artificial intelligence (“AI”) in our products, which may result in operational challenges, legal liability, reputational concerns, and competitive risks.
•Our business and growth depend in part on the success of our strategic relationships with third parties, as well as on the continued availability and quality of feedback data from third parties over whom we do not have control.
•Any failure to obtain, maintain, protect, defend, or enforce our intellectual property rights could impair our ability to protect our proprietary technology and our brand and adversely affect our business, financial condition, and results of operations.
•We and the third parties with whom we work are subject to stringent and changing obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation or mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, or other adverse business consequences.
•If we or the third parties with whom we work experience a cybersecurity breach or other security incident, any vulnerabilities are identified, or unauthorized parties otherwise obtain access to our customers’ data, our data, or our Unified-CXM platform, our Unified-CXM platform may be perceived as not being secure, our reputation may be harmed, demand for our Unified-CXM platform may be reduced, and we may incur significant liabilities.
•Our stock price may be volatile, and the value of our Class A common stock may decline.
•Our directors, executive officers, major stockholders, and their respective affiliates are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.
•Unstable market and economic conditions and catastrophic events may have serious adverse consequences on our business, financial condition, and share price.
Risks Related to Our Growth
Our recent revenue growth may not be indicative of our future growth. Our revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $219.5 million and $205.5 million for the three months ended April 30, 2026 and 2025, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
•price our products effectively so that we are able to attract new customers, expand sales to our existing customers, and improve our gross and operating margins;
•expand the functionality and use cases for the products we offer on our Unified-CXM platform;
•provide our customers with effective and efficient implementations, as well as ongoing support that meets their needs;
•continue to introduce our products to new markets outside of the United States (“U.S.”);
•successfully identify and acquire or invest in businesses, products, or technologies that we believe could complement or expand our Unified-CXM platform; and
•increase awareness of our brand on a global basis and successfully compete with other companies.
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
We have incurred significant net losses in the past, and we had an accumulated deficit of $296.5 million and $300.7 million as of April 30, 2026 and January 31, 2026, respectively. While we have experienced revenue growth and profitability in recent periods, we are not certain whether or when we will obtain sufficient sales to sustain or increase our revenue growth or maintain profitability in the future. We expect that our costs will increase over time, and we could incur future losses, as we expect to invest significant additional funds in our business. In recent years, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform. We have expended, and expect to continue to expend, substantial financial and other resources on:
•our Unified-CXM platform, including investing in our research and development team; developing or acquiring new products, features, and functionality; and improving the scalability, availability, and security of our Unified-CXM platform;
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
These investments may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition would be adversely affected. In the event that we fail to maintain profitability, the value of our Class A common stock could decline.

If we fail to effectively manage our growth and organizational change, our business and results of operations could be harmed.
We have experienced, and may continue to experience, growth and organizational change, which has placed, and may continue to place, significant demands on our management, as well as our operational and financial resources. In addition, we operate globally and sell subscriptions in more than 90 countries. We also have experienced significant growth in the number of enterprises, end users, transactions, and amount of data that our Unified-CXM platform and our associated hosting infrastructure support. As we continue to enter new markets and expand our international operations, we have launched new product innovations in recent years, which has led, and could continue to lead, to increased product and operational complexity, including increased implementation periods, or more complex implementations and ongoing support needs, which could adversely affect our business, results of operations, and financial condition. We plan to continue to expand our international operations into other countries in the future, which will place additional demands on our resources and operations. This expansion will also expose us to increased regulatory complexity and risk, including compliance with diverse local laws, tax regulations, data privacy requirements, and other country-specific legal and operational challenges.
In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable such customers to realize the benefits associated with our Unified-CXM platform. We may not be able to attract new customers to our Unified-CXM platform for a variety of reasons, including as a result of their use of traditional approaches to customer experience management, their internal timing or budget, or the pricing of our Unified-CXM platform compared to products and services offered by our competitors. After a customer makes a purchasing decision, we or our third-party partners often must also help them successfully implement our Unified-CXM platform in their organization.
In addition, we have expanded and may attempt to further grow our business by selling our Unified-CXM platform to U.S. federal, state, and local, as well as foreign, governmental agency customers. Growing our business by increasing the number of governmental agency customers we service would subject us to a number of challenges and risks. Selling to such agencies can be highly competitive and time-consuming, often requiring significant upfront time and expenses without any assurance that these efforts will generate a sale. We may not satisfy certain government contracting requirements necessary to attain certification to sell our Unified-CXM platform to certain governmental agency customers. Such government contracting requirements may change, and in doing so, restrict our ability to sell into the government sector until we have attained the revised certification. Government demand and payment for our products are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services. Finally, sales of our Unified-CXM platform to governmental agency customers that are engaged in certain sensitive industries, including organizations whose products or activities are perceived to be harmful, could result in public criticism and reputational risks, which could engender dissatisfaction among potential customers, investors, and employees with how we address political and social concerns in our business activities. If we are unable to grow our business by increasing the number of governmental agency customers we service, or if we fail to overcome the challenges and risks associated with selling to such entities, our business, results of operations, and financial condition may be adversely affected.
Risks Related to Our Business and Industry
Our actual operating results may differ significantly from any guidance provided.
Our guidance, including forward-looking statements, is prepared by management and is qualified by, and subject to, a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies. Many of these uncertainties and contingencies are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges.
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
Our results of operations and financial metrics, including the levels of our revenue, gross margin, profitability and cash flows, have fluctuated in the past and may vary significantly in the future. As a result, period-to-period comparisons of our results of operations may not be meaningful, and the results of any one period should not be relied upon as an indication of future performance. Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and, as a result, may not fully reflect the underlying performance of our business. Fluctuation in results of operations may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our results of operations and cash flows include, without limitation, those listed below:
•the payment terms and subscription term length associated with sales of our Unified-CXM platform and their effect on our bookings and free cash flow;
•our ability to successfully implement the software-as-a-service (“SaaS”) solutions we sell;
•the timing and success of new platform features and services introduced by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;
•increases or decreases in the number of our service elements or pricing changes upon any renewals of customer agreements;
•variability in our sales cycle, including as a result of our customers’ budgeting cycles and purchasing priorities;
•pricing adjustments or concessions made to existing customer agreements;
•the addition or loss of large customers, including through acquisitions or consolidations;
•customer renewal rates and our ability to expand our existing customer relationships;
•changes in our pricing policies or those of our competitors;
•the mix of services sold during a period;
•the amount and timing of operating expenses to maintain and expand our business, operations, and infrastructure;
•our ability to collect on accounts receivable;
•the timing of stock-based compensation expense for our equity awards, particularly in cases where awards covering a large number of our shares are tied to a specific event or date;
•the timing of sales and revenue recognition;
•network outages, actual or perceived security breaches, or other incidents; and
•general economic, market, and political conditions.
The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual results of operations and cash flows. This variability and unpredictability also could result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue, results of operations, or cash flows fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even if we have met any previously publicly stated guidance we may provide.
Any failure of our Unified-CXM platform to satisfy customer demands, achieve increased market acceptance or adapt to changing market dynamics would adversely affect our business, results of operations, financial condition, and growth prospects.
We derive, have derived, and expect to continue to derive the substantial majority of our revenue from subscriptions to our Unified-CXM platform. As such, the market acceptance of our Unified-CXM platform is critical to our success. Demand for our Unified-CXM platform is affected by a number of factors, many of which are beyond our control, including the extension of our Unified-CXM platform for new use cases; the timing of development and release of new products, features, and functionality introduced by us or our competitors; technological change; and the growth or contraction of the market in which we compete.
In addition, we expect that an increasing focus on customer satisfaction and the growth of various communications channels and new technologies will profoundly impact the market for Unified-CXM solutions. We believe that enterprises increasingly are looking for flexible solutions that bridge across traditionally separate systems for experience management, marketing automation, and customer relationship management. We may be unable to effectively adapt our platform and approach to respond to changes in technology and customer needs. For example, in the past, we have experienced difficulties with managing the implementation of certain larger Contact Center as a Service (“CCaaS”) projects, which resulted in increased customer dissatisfaction, loss of certain customers, and a delay in recognizing revenue associated with certain of these projects. In addition, customers have in the past, and may continue in the future, to slow their rate of expansion or reduce their number of licenses. If we are unable to meet this demand to manage customer experiences through flexible solutions designed to address a broad range of needs, or if we otherwise fail to achieve more widespread market acceptance of our Unified-CXM platform, our business, results of operations, financial condition, and growth prospects may be adversely affected.
The market for Unified-CXM solutions is rapidly evolving, and if this market develops more slowly than we expect or declines, develops in a way that we do not expect, or if we do not compete effectively, our business could be adversely affected.
We believe that our success and growth will depend to a substantial extent on the widespread acceptance and adoption of Unified-CXM solutions in general, and of our Unified-CXM platform in particular. The market for Unified-CXM solutions is rapidly evolving, and if this market fails to grow or grows more slowly than we currently anticipate, demand for our Unified-CXM platform could be adversely affected. The Customer Experience Management (“CXM”) market also is subject to rapidly changing user demand and trends. As a result, it is difficult to predict enterprise adoption rates and demand for our Unified-CXM platform, the future growth rate and size of our market, or the impact of competitive solutions.
The expansion of the CXM market depends on a number of factors, including awareness of the Unified-CXM category generally; ease of adoption and use, cost, features, performance, and overall platform experience; data security and privacy; interoperability and accessibility across devices, systems, and platforms; and perceived value. If Unified-CXM solutions do not continue to achieve market acceptance, or if there is a reduction in demand for Unified-CXM solutions for any reason, including a lack of category or use case awareness, technological challenges, weakening economic conditions, data security or privacy concerns, competing technologies and products, or decreases in information technology spending, our business, results of operations, and financial condition may be adversely affected.
The market for Unified-CXM solutions is also highly competitive. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or enterprise requirements. With the introduction of new technologies, the evolution of our Unified-CXM platform, and new market entrants, we expect competition to intensify in the future. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses, or the failure of our Unified-CXM platform to achieve or maintain more widespread market acceptance, any one of which could harm our business.
While we do not believe that any of our competitors currently offer a full suite of Unified-CXM solutions that competes across the breadth of our Unified-CXM platform, certain features of our Unified-CXM platform compete in particular segments of the overall Unified-CXM category. Our main competitors include, among others, experience management solutions, including social media management and social listening solutions; home-grown tools; customer service and support solutions, such as social messaging, conversational and agentic AI, CCaaS solutions, customer feedback management, and Voice of the Customer solutions; content marketing, and social advertising solutions; consulting firms; and customer relationship management and enterprise resource planning solutions. Further, other established SaaS providers and technology companies not currently focused on Unified-CXM may expand their services to compete with us. Some of our competitors may be able to offer products or functionality similar to ours at a more attractive price than we can or do, including by integrating or bundling such products with their other product offerings. Additionally, some potential customers, particularly large organizations, have elected, and may in the future elect, to develop their own internal Unified-CXM solutions.
Acquisitions, partnerships, and consolidation in our industry may provide our competitors even more resources or may increase the likelihood of our competitors offering bundled or integrated products that we may not be able to effectively compete against. In particular, as we rely on the availability and accuracy of various forms of customer feedback and input data, the acquisition of any such data providers or sources by our competitors could affect our ability to continue accessing such data. Furthermore, we also are subject to the risk of future disruptive technologies. If new technologies emerge that are able to collect and process experience data, or otherwise develop Unified-CXM solutions at lower prices, more efficiently, more conveniently, or with functionality and features enterprises prefer to ours, such technologies could adversely impact our ability to compete. If we are not able to compete successfully against our current and future competitors, our business, results of operations, and financial condition may be adversely affected.
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
Our business depends on our customers renewing their subscriptions and on us expanding our sales to existing customers. Any decline in our customer renewals or expansion would harm our business, results of operations, and financial condition.
In order for us to maintain or improve our results of operations, it is important that we maintain and expand our customer relationships and our customers renew their subscriptions or increase their subscription-based spending over time. Our customers are not obligated to, and may elect not to, renew their subscriptions on the same or similar terms after their existing subscriptions expire. Some of our customers have in the past elected, and may in the future elect, not to renew their agreements with us or otherwise reduce the scope of their subscription-based spending, and we do not have sufficient operating history with our business model and pricing strategy to accurately predict long-term customer renewal rates. In addition, our business growth depends in part on our customers expanding their use of our Unified-CXM platform, which can be difficult to predict.
Our customer renewal rates, as well as the rate at which our customers expand their use of our Unified-CXM platform, may decline or fluctuate as a result of a number of factors, including the customers’ satisfaction with our Unified-CXM platform, defects or performance issues, our customer and product implementation and support, our prices, mergers and acquisitions affecting our customer base, the effects of global economic conditions, the entrance of new or competing technologies and the pricing of such competitive offerings, or reductions in our customers’ spending levels for any reason. If our customers do not renew their subscriptions, renew on less favorable terms, or reduce the scope of their subscriptions, our revenue may decline, and we may not realize improved results of operations from our customer base, which could adversely affect our business and financial condition.
We generally recognize subscription revenue over the term of our customers’ contracts. Consequently, increases or decreases in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
We generally recognize subscription revenue from customers ratably over the terms of their contracts, and a majority of our revenue is derived from subscriptions that have terms of two to three years. As a result, a portion of the revenue we report on a quarterly basis is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one period may not be immediately reflected in our revenue for that period. Accordingly, the effect of significant downturns in sales and market acceptance of our Unified-CXM platform and potential changes in our pricing policies or rate of expansion or retention may not be fully reflected in our results of operations until future periods. For example, the impact of current economic uncertainties may cause customers to request better pricing, which may not be reflected immediately in our results of operations. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. In addition, customers have in the past, and may continue in the future, to slow their rate of expansion or reduce their number of licenses. We also may be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a majority of our costs are expensed as incurred, while revenue is recognized over the term of the agreements with our customers. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
The failure to attract and retain qualified talent could prevent us from successfully executing our business strategy.
To successfully execute our business strategy, we must attract and retain highly qualified talent. There is high competition for executive officers, software engineers, product managers, account executives, sales leaders, and other key talent in our industry. In particular, we compete with many other companies for engineers with high levels of experience in designing, developing, and managing AI-native, cloud-based software, as well as for technical sales, operations, and general leadership. In addition, we believe that the success of our business and corporate culture depends on employing people with a variety of backgrounds and experiences, and the competition for such diverse talent is significant. Many of the companies with which we compete for diverse and experienced talent have greater resources than we do and can frequently offer substantially greater compensation and benefits than we can offer, including, in some cases, large equity packages and cash-based awards. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, including as a result of volatility or decline in the market price of our Class A common stock or changes in the perception about our future prospects, it may adversely affect our ability to recruit and retain highly qualified talent. In order to manage attrition, including as a result of recent decreases in our stock price and market volatility, we have issued, and may continue to issue, additional equity awards and increased cash compensation to attract and retain talent, which may impact results of operations or be dilutive to stockholders. We also face significant competition in hiring and attracting qualified talent in all aspects of our business, and the opportunity to work remotely or on a hybrid basis has also increased the competition for such talent. If we fail to attract new talent or fail to retain and motivate our current talent, our ability to maintain and grow our products and support our existing customers, attract new customers, respond to competitive pressures, and execute our business plan, would be at risk.
We rely on third-party cloud service providers, and any interruption or delay in service from them or their facilities could impair the delivery of our Unified-CXM platform and harm our business.
We currently serve our customers using cloud service providers located around the world. Some of the cloud service providers’ facilities are located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, severe weather events, power loss, computer or telecommunication failures, service outages or losses, and similar events. They also may be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct or cybersecurity issues, including attacks enhanced or facilitated by AI, human error, terrorism, improper operation, unauthorized entry, and data loss. For example, in connection with the 2026 Iran conflict, multiple availability zones within a cloud service provider’s facilities in the United Arab Emirates on which we relied were damaged by Iranian drone strikes, resulting in the inaccessibility and potential loss of certain customer data. While our systems are designed with redundancy resilience measures, extraordinary events affecting regional infrastructure, such as armed conflict, geopolitical instability, or damage to third-party facilities, may exceed the designed tolerances of such systems. Although we have sought to implement alternative backup arrangements and relocated data to other regions in connection with the 2026 Iran conflict, and may in the future take similar actions in response to the current or future conflicts or other force majeure events, we cannot provide assurance that these locations (including back up locations) will not also be adversely impacted, or that data will not be destroyed, in the course of the current or future conflicts or other force majeure events. In addition, the effectiveness and timing of any recovery or mitigation efforts may depend on factors outside our control, including the recovery timelines and data durability assurances of third‑party cloud service providers.
Also, while we have incurred an immaterial amount of incremental costs in connection with the 2026 Iran conflict through April 30, 2026, we may in the future incur additional and unanticipated costs in connection with the current or future conflicts or other force majeure events, which may be significant, in responding to or mitigating the effects of such events, including through emergency data and software transfers, changes to hosting locations, or the relocation of our employees or operations. Any of these impacts could harm our reputation, adversely affect customer relationships, particularly with regulated or public-sector customers, and have a material adverse effect on our business, financial condition, and results of operations.
In addition, our cloud service providers have experienced, and may in the future experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. Consequently, we may be subject to service disruptions, as well as failures to provide adequate support, for reasons that are outside of our direct control. Such service disruptions could result in interruptions to our services to customers or damage to, or loss or compromise of, our data and our customers’ data, including personal data. Any impairment of our or our customers’ data or interruptions in the functioning of our services due to interruptions, delays, or outages in service from our cloud service providers may reduce our revenue; increase our operations costs; result in significant fines; cause us to issue credits or pay penalties; subject us to claims for indemnification and other claims, litigation, or disputes; result in regulatory investigations or other inquiries; cause our customers to terminate their subscriptions; and adversely affect our reputation, renewal rates, and our ability to attract new customers.
Our cloud service providers’ operations also rely heavily on the availability of electricity, which also comes from third-party providers. If we or the cloud service providers’ facilities on which we rely to host the data and deliver our services were to experience a major power outage or if the cost of electricity were to increase significantly, our operations and financial results could be harmed. If we or our cloud service providers’ facilities were to experience a major power outage, we or they would have to rely on back-up generators, which might not work properly or might not provide an adequate supply during a major power outage. Such a power outage could result in a significant disruption of our business. In the event of significant physical damage to one of our cloud service providers’ data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. We also may incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the cloud service providers’ data centers and equipment that we or the third parties with whom we work use. Although we carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.
As we grow and continue to add new cloud service providers or expand our utilization of our existing cloud service providers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our Unified-CXM platform. Any damage to, or failure of, our systems, or those of our third-party cloud service providers, could result in interruptions on our Unified-CXM platform or damage to, or loss or compromise of, our data and our customers’ data, including personal data. Any impairment of our or our customers’ data or interruptions in the functioning of our Unified-CXM platform, whether due to damage to, or failure of, our systems or those of our third-party cloud service providers or unsuccessful data transfers, may reduce our revenue; increase our operations costs; result in significant fines; cause us to issue credits or pay penalties; subject us to claims for indemnification and other claims, litigation, or disputes; result in regulatory investigations or other inquiries; cause our customers to terminate their subscriptions; and adversely affect our reputation, renewal rates, and our ability to attract new customers. Our business will also be harmed if our existing and potential customers believe that our Unified-CXM platform is unreliable or not secure.
Further, arrangements with cloud service providers expire at various times, and the cloud service providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all, which exposes us to the potential for significant cost increases. Additionally, certain of our cloud service provider agreements may be terminable for convenience by the counterparty. If services are interrupted at any of these facilities or providers, such agreements are terminated, or we are unable to renew these agreements on commercially reasonable terms or at all, or if one of our cloud service providers is acquired or encounters financial difficulties, including bankruptcy, we may be required to transfer our data and software to be hosted by other cloud service providers, and we may incur significant costs and possible service interruptions in connection with doing so. In addition, if we do not accurately plan for our cloud service provider capacity requirements and we experience significant strains on their capacity, we may experience delays and additional expenses in arranging new cloud service provider hosting arrangements, and our customers could experience service outages that may subject us to financial liabilities due to, for example, breach of service level agreements or other commitments, result in customer losses and dissatisfaction, and materially adversely affect our business, operating results, and financial condition.
If we are not able to effectively develop platform enhancements, introduce new products, or keep pace with technological developments, our business, results of operations, and financial condition could be adversely affected.
Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features, and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, and may have interoperability difficulties with our Unified-CXM platform or other products. Furthermore, while we generally expect that enhancements and improvements to our products will attract new customers, certain of our customer agreements restrict our ability to materially change the features and functionality of our products or may obligate us to specific configurations or requirements, including in some cases, prohibiting the use of AI or generative AI in our products, which could result in violations of those customer agreements, or increased operational difficulties and costs due to our need to deploy different versions of our products to different customers, such as through enabling or disabling certain features, or cause such customers not to renew their agreements (and therefore, loss in revenue from such customers) as a result of our new products, features, and functionality. We have in the past experienced, and may in the future experience, delays in our planned release dates of new products, features, and functionality, and there can be no assurance that these developments will be released according to schedule. We also have invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our Unified-CXM platform. If we are unable to successfully develop, release, acquire, or integrate new products, features, and functionality, or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, or if a customer is not satisfied with the quality of work performed by us or with the technical support services rendered, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, or make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction in our revenues, an increase in our provision for credit losses or in collection cycles for accounts receivable, or could cause us to incur the risk or expense of litigation.
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
In addition, because our Unified-CXM platform is designed to operate on a variety of networks, applications, systems, and devices, we will need to continually modify and enhance our Unified-CXM platform to keep pace with technological advancements in such networks, applications, systems, and devices. If we are unable to respond in a timely, user-friendly, and cost-effective manner to these rapid technological developments, our Unified-CXM platform may become less marketable and less competitive or obsolete, and our business, results of operations, and financial condition may be adversely affected.
We use AI in our products and operations, including agentic AI, which may result in operational challenges, legal liability, reputational concerns, and competitive risks.
We use AI tools in our business operations for internal and external uses and develop AI as part of our product offering. Our development and use of advanced AI technologies, including generative and agentic AI, may expose us to additional risks. We are investing in and seeking to accelerate AI capabilities, including agentic AI systems that may increasingly incorporate automation and decision-support capabilities. Although we continue to implement governance processes, controls and oversight mechanisms designed to mitigate these risks, such technologies may increase the risk of unintended or harmful outcomes, reduced transparency or explainability, security or access‑control failures, and present challenges in monitoring autonomous behavior and ensuring accountability and compliance. If we are unable to effectively design, deploy, govern, or control these technologies, our business, reputation, and results of operations could be adversely affected.
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
Our use of AI tools to generate code also may present additional security risks because the generated source code may contain security vulnerabilities. Additionally, the vendors of these AI tools may fail to comply with their contractual obligations to us regarding the confidentiality or security of any data or other inputs provided to such vendors or outputs generated by their generative AI tools. Sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, vendors’ or customers’ use of third-party generative AI tools or AI technologies generally, within the Sprinklr platform or otherwise.
We also use our own proprietary AI-based features within our products and have incorporated AI into our product offerings through third-party vendors, which has the potential to result in adverse effects to our financial condition, results of operations, or reputation. Our AI features and services leverage existing and widely available technologies, such as those owned by Microsoft Azure, OpenAI, or alternative large language model providers. The use of AI technology and processes at scale may lead to challenges, concerns, and risks that are significant or that we are not able to predict, especially as our use of these technologies in our products and services is likely to become more important to our operations over time.
The use of AI, including generative and agentic AI, in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies, including the development, maintenance, and operation of deep learning datasets. Further, some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to adopt AI and/or generative AI products or may be unwilling to do so without significant commitments from us or until after completing thorough, resource-intensive due diligence. Accordingly, adoption of generative AI features in our products and marketing our products as AI-native, AI-based, or generative AI-powered products could reduce or delay customer adoption. For example, AI and generative AI tools use machine learning techniques, including, but not limited to, algorithms, natural language processing, and/or content creation, which, depending on the model and the intended use case, may lead to flawed, biased, unexplained, and inaccurate results or outputs, which could lead to customer rejection or skepticism of such products or even potentially claims against us arising from customer reliance on erroneous or infringing outputs to its detriment. Emerging ethical issues surround the use of AI and generative AI, and if our deployment or development of AI and/or generative AI becomes controversial or is successfully and adversely challenged by our current or prospective customers, we may be subject to reputational risk. Any sensitive information (including confidential, competitive, proprietary, or personal data) that our customers input into the third-party generative AI features in our products (or that we input into generative AI tools that we use) could be leaked, disclosed to others, or used for improper purposes, including if sensitive information is used to train our own AI or the third parties’ generative AI models, in spite of and in breach of our contractual agreements. While we have processes and practices intended to demonstrate that we have the necessary rights to use source training data for training our AI, we may not in every instance be able to confirm that all of the information contained in such datasets has been obtained with the minimal use of personal data to train or fine-tune our AI, and it may be difficult for us to avoid or identify all instances where personal data may have been in the scope of the training data, even though it is not necessarily required for training. If we were to receive claims from third parties asserting rights against our use of certain datasets used to train our AI, it may be difficult or impossible to disentangle our trained models or unpick our training data from the subject matter of the claims. Increasing restrictions on access to third-party and public data may impact our ability to develop or maintain model performance.
The disclosure and use of personal and other regulated or protected data in AI technologies is subject to various privacy laws and other contractual, legal, or regulatory obligations. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI and interactive chatbots. Additionally, where our products ingest personal data or where they make connections using such data, these AI or generative AI processes may reveal or generate other personal or sensitive data over which we could lose control or impair our ability to fulfill certain data subject requests in compliance with certain privacy laws or contractual obligations to our customers, such as requests to delete certain personal data ingested by the product. Further, unauthorized use or misuse of generative AI by our employees, customers, or others, including violation of internal policies or procedures or guidelines or contractual agreements and terms (including internal and external Acceptable Use policies or other policies and third-party terms), may result in disclosure or misuse of confidential company and customer data, reputational harm, privacy law violations, legal and contractual liability, or regulatory actions, including algorithmic disgorgement. Improper development, deployment, or onward use of AI and generative AI has the potential to result in biased outcomes and could lead to decisions that could harm certain individuals (or classes of individuals) and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. In addition, use of AI may also lead to novel and urgent cybersecurity risks (such as if a bad actor “poisons” the AI with bad inputs, prompt injections, or logic), including the misuse of personal or business confidential data, which may adversely affect our operations and reputation.

As a result, the evolving development, use and integration of AI into our products and operations may not be successful despite expending significant time and monetary resources to attempt to make it successful. Our investments in deploying such technologies may be substantial, and they may be more expensive than anticipated. If we fail to deploy AI as intended, our competitors may incorporate AI technology into their products or services more successfully than we do, which may impair our ability to effectively compete in the market. Furthermore, we make numerous statements online and in our marketing materials describing the availability of AI, as well as our use and integration of AI in our products. Although we endeavor to be accurate with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Our statements regarding our AI-supported features and use of AI can subject us to potential government or legal action if they are found to be deceptive, unfair, misleading, or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even in circumstances beyond our reasonable control, such as when relying on statements provided by the AI and AI providers with whom we work, we may face litigation, disputes, claims, investigations, inquiries, or other proceedings that could adversely affect our business, reputation, results of operations, and financial condition.
Uncertainty in the legal regulatory regime relating to AI, as well as nuances and variation in AI regulations from jurisdiction to jurisdiction, may require significant resources to modify and maintain business practices to comply with U.S. and foreign laws, the nature of which cannot be determined at this time as they continue to rapidly evolve and solidify. Several jurisdictions around the globe, including the European Union (“EU”) and certain U.S. states, have proposed, enacted, or are considering laws, regulations, or guidelines governing the development and use of AI, such as the EU’s Artificial Intelligence Act (“EU AI Act”), Colorado’s Artificial Intelligence Act, and the California Consumer Privacy Act regulations regarding automated decision-making. For example, the EU AI Act imposes a number of obligations on various parties related to the development and use of certain AI-based systems. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is higher. Existing and future AI-related laws may be more restrictive than the EU AI Act and may render our use of such technologies challenging. While we aim to develop and use AI responsibly by attempting to identify and mitigate any issues associated with fairness, bias, transparency, or ethical or legal use of AI, the laws relating to AI are still evolving and guidance is lacking. As a result, we may be unsuccessful in identifying or resolving such issues. Further, use of our AI systems for unintended or improper use cases by customer users may, in certain circumstances, impact the legal obligations applicable to Sprinklr. We may not be able to detect, mitigate, and remediate such misuse, and limitations of liability in contracts may be inadequate to address legal liability, fines, penalties, and other regulatory actions resulting from such misuse. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI, particularly training AI using personal data. These obligations may make it harder for us to conduct our business using AI or develop innovative AI models and create potential for regulatory fines or penalties, require us to change our business practices, retrain our AI, prevent or limit our creation and use of AI and/or generative AI, or delete or require us to disgorge certain algorithms. For example, the U.S. Federal Trade Commission (“FTC”) has required other companies to turn over or delete or disgorge valuable insights or trainings generated through the use of AI, or the AI models or algorithms themselves, where they allege the company has violated privacy and consumer protection laws.
Our use of AI and/or generative AI technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits if we do not use (or are perceived to not use) it in accordance with our internal and external policies and governance, or applicable laws and other obligations, including contractual obligations to our customers. However, if we cannot use AI and/or generative AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Further, intellectual property ownership and liability for violation of terms of use, open-source license obligations, infringement or misappropriation of intellectual property, and violation of privacy or publicity rights are issues arising from the use of AI technologies that legislators are still attempting to establish and with which courts are still grappling. In addition, access to data from third-party sources, including public sources and data suppliers, may become more restricted in the future, which could negatively impact our development and deployment of products as well as customer expectations, including AI technologies, that rely on such data for training or operation. Therefore, the use of AI technologies in connection with our products or operations may impact our business model or result in the inability to establish ownership of intellectual property or exposure to claims relating to the foregoing.
Our business and growth depend in part on the success of our strategic relationships with third parties, as well as on the continued availability and quality of feedback data from third parties over whom we do not have control.
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business, including technology companies whose products integrate with ours. Failure of any of these technology companies to maintain, support, or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technologies or products, or errors in our implementation or maintenance of those technologies in our Unified-CXM platform could adversely affect our relationships with our customers, damage our brand and reputation, and result in delays or difficulties in our ability to provide our Unified-CXM platform. For example, we rely on third parties to support certain components of our communication and voice services. Failure of any of these third-party providers to provide their services or to meet contractual service level commitments, or if they materially increase the cost of their services, for any reason, could adversely affect our relationships with our customers, lead to increases in the prices we are charged and therefore potentially the prices our customers pay for our products and services, damage our brand and reputation, and result in delays or difficulties in our ability to provide certain services. We also rely on the availability and accuracy of various forms of client feedback and input data, including data solicited via survey or based on data sources across modern channels, and any changes in the availability or accuracy of such data could adversely impact our business and results of operations and harm our reputation and brand.
In some cases, we rely on negotiated agreements with social media networks and other data providers. These negotiated agreements may provide increased access to APIs and data that allow us to provide a more comprehensive solution for our customers. These agreements are subject to termination in certain circumstances, and there can be no assurance that we will be able to renew those agreements or that the terms of any such renewal, including pricing and levels of service, will be favorable, which may lead us to choose not to renew such agreements. We cannot accurately predict the potential impact of the termination of any of our agreements with social media networks and other data providers, including the impact on our access to the related APIs. There can be no assurance that following any such termination we would be able to maintain the current level of functionality of our platform in such circumstances, as a result of more limited access to APIs or otherwise, which could adversely affect our results of operations. In addition, there can be no assurance that we will not be required to enter into new negotiated agreements with data providers in the future to maintain or enhance the level of functionality of our platform, or that the terms and conditions of such agreements, including pricing and levels of service, will not be less favorable, which could adversely affect our results of operations. In particular, X Corp. (“X”) provides us with certain data that supports our Unified-CXM platform pursuant to an agreement that expires on December 31, 2026. If our agreement with X expires, is not renewed on the same or similar terms or at all, or if it is terminated due to the failure or unwillingness of either party to perform its obligations thereunder, we may not be able to provide the same level of Unified-CXM insights to our customers, and our business, results of operations, and financial condition may be materially and adversely affected. In addition, we obtain data from data aggregators who, despite their commercial commitments to us, may not have the right to provide that data to us, and so could expose us to claims in the future, from the data sources or data owners.
We invest significantly in research and development, and, to the extent that our research and development investments do not translate into new solutions or material enhancements to our current solutions or we do not use those investments efficiently, our business and results of operations would be harmed.
A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new technologies, features, and functionality for our Unified-CXM platform. For each of the years ended January 31, 2026 and 2025, our research and development expenses were at least 10% of our revenue. If we do not spend our research and development budget efficiently or effectively, our business may be harmed, and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming, and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated enterprise demand for a solution or solutions we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such solutions or solution. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions that are competitive in our current or future markets, our business and results of operations would be adversely affected.
If we are unable to develop and maintain successful relationships with channel partners, our business, results of operations, and financial condition could be adversely affected.
To date, we primarily have relied on our direct sales force, online marketing, and word-of-mouth to sell subscriptions to our Unified-CXM platform. Although we have developed relationships with certain channel partners, such as referral partners, resellers, and integration partners, these channels have resulted in limited revenue to date. We believe that continued growth in our business is dependent upon identifying, developing, and maintaining strategic relationships with additional channel partners that can drive additional revenue. Our agreements with our existing channel partners are non-exclusive, meaning our channel partners may offer enterprises the products of several different companies, including products that compete with ours. They also may cease marketing our Unified-CXM platform with limited notice and with little or no penalty. We expect that any additional channel partners we identify and develop will be similarly non-exclusive and not bound by any requirement to continue to market our Unified-CXM platform. If we fail to identify additional channel partners in a timely and cost-effective manner, or at all, if we are unable to assist our current and future channel partners in independently selling and implementing our Unified-CXM platform, or if our channel partners choose to use greater efforts to market their own products or those of our competitors, our business, results of operations, and financial condition could be adversely affected. Furthermore, if our channel partners do not effectively market and sell our Unified-CXM platform, or fail to meet the needs of our customers, our reputation and ability to grow our business also may be adversely affected.
Sales by channel partners are more likely than direct sales to involve collection issues, in particular sales by our channel partners into developing markets, and, accordingly, variations in the mix between revenue attributable to sales by channel partners and revenue attributable to direct sales may result in fluctuations in our results of operations.

If we are not able to maintain and enhance our brand, our business, results of operations, and financial condition may be adversely affected.
We believe that maintaining and enhancing our reputation as a differentiated and category-defining company in Unified-CXM is critical to our relationships with our existing customers and key employees and to our ability to attract new customers and talented personnel. The successful promotion of our brand depends on a number of factors, including the effectiveness of our marketing efforts, our ability to continue to develop a high-quality platform, our ability to provide reliable services that continue to meet the needs of our customers, our ability to maintain our customers’ trust, and our ability to successfully differentiate our Unified-CXM platform from competitive solutions, which we may not be able to do effectively. We do not have sufficient operating history to know whether our brand promotion activities will ultimately be successful or yield increased revenue, and, if they are not successful, our business may be adversely affected. Any unfavorable publicity of our business or platform generally, for example, relating to our privacy practices, terms of service, service quality, litigation, regulatory activity, the actions of our employees, partners, or customers, or the actions of other companies that provide similar solutions to us, all of which can be difficult to predict, could adversely affect our reputation and brand. In addition, independent industry analysts often provide reviews of our Unified-CXM platform, as well as solutions offered by our competitors, and our brand and perception of our Unified-CXM platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive compared to those of our competitors’ solutions, our brand and market position may be adversely affected. It also may be difficult to maintain and enhance our brand as we expand our marketing and sales efforts through channel or strategic partners.
The promotion of our brand also requires us to make substantial expenditures. We anticipate that these expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our channel partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand or incur substantial expenses in unsuccessful attempts to promote and maintain our brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose customers and key employees or fail to attract potential customers or talented personnel, all of which would adversely affect our business, results of operations, and financial condition.
We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.
Our success depends, in part, on our ability to expand our Unified-CXM platform and grow our business in response to changing technologies, customer demands, and competitive pressures. We have in the past, and we may in the future, attempt to do so through strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets that we believe could complement, expand, or enhance our Unified-CXM platform or otherwise offer growth opportunities. We also may enter into relationships with other businesses to expand our Unified-CXM platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Identifying and negotiating these transactions can be time-consuming, difficult and expensive, and our ability to complete these transactions may often be subject to approvals that are beyond our control. We cannot predict the number, timing, or size of these transactions. These transactions, even if announced, may not be completed.
Any acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our Unified-CXM platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Acquisitions, investments, or other business relationships also may disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
Our international sales and operations, including our planned business development activities outside of the U.S., subject us to additional risks and challenges that can adversely affect our business, results of operations, and financial condition.
During the three months ended April 30, 2026, approximately 49% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions, providing our Unified-CXM platform in additional languages, and on-boarding new customers outside the U.S. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales, customer, and product support operations in the U.S. and certain countries across Europe, the Asia Pacific region, and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.

Our international operations also subject us to a variety of additional risks and challenges, including:
•increased management, travel, infrastructure, and legal compliance costs associated with having operations and developing our business in multiple jurisdictions;
•providing our Unified-CXM platform and operating our business across a significant distance, in different languages, among different cultures and time zones, including the potential need to modify our Unified-CXM platform and products to ensure that they are culturally appropriate and relevant in different countries;
•compliance with non-U.S. data privacy, protection, AI, and security laws, rules, and regulations, including data localization requirements, and the risks and costs of non-compliance;
•longer payment cycles and difficulties enforcing agreements, collecting accounts receivable, or satisfying revenue recognition criteria, especially in emerging markets;
•hiring, training, motivating, and retaining highly-qualified personnel, while maintaining our unique corporate culture;
•increased financial accounting and reporting burdens and complexities;
•longer sales cycle and more time required to educate enterprises on the benefits of our Unified-CXM platform outside of the U.S.;
•requirements or preferences for domestic products;
•limitations on our ability to sell our Unified-CXM platform and for our solution to be effective in non-U.S. markets that have different cultural norms and related business practices that de-emphasize the importance of positive customer and employee experiences;
•differing technical standards, existing or future regulatory and certification requirements, and required features and functionality;
•political and economic conditions and uncertainty in each country or region in which we operate, as well as around the world, including as a result of cross-border military conflicts, such as the 2026 Iran conflict;
•compliance with laws and regulations for non-U.S. operations, including anti-bribery laws, import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory or contractual limitations on our ability to sell our Unified-CXM platform and develop our business in certain non-U.S. markets, and the risks and costs of non-compliance;
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
•communication and integration problems related to entering new markets with different languages, cultures, and political systems;
•new and different sources of competition;
•differing labor standards, including restrictions related to, and the increased cost of, terminating employees in some countries;
•the need for localized subscription agreements;
•the need for localized language support and difficulties associated with delivering support, training, and documentation in languages other than English;
•increased reliance on channel partners;
•reduced protection for intellectual property rights in certain non-U.S. countries and practical difficulties of obtaining, maintaining, protecting, and enforcing such rights abroad; and
•compliance with the laws of numerous foreign taxing jurisdictions, including withholding tax obligations, and overlapping of different tax regimes.
Any of these risks and challenges could adversely affect our operations, reduce our revenue or increase our operating costs, each of which could adversely affect our ability to expand our business outside of the U.S. and thereby our business more generally, as well as our results of operations, financial condition, and growth prospects.
Compliance with laws and regulations applicable to our international operations substantially increases our cost of doing business. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that our employees, contractors, partners, and agents will comply with these laws and policies. Violations of laws or our policies by our employees, contractors, partners, or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences, and increased costs, including the costs associated with defending against such actions, or the prohibition of the importation or exportation of our Unified-CXM platform and related services, each of which could adversely affect our business, results of operations, and financial condition.
We face exposure to foreign currency exchange rate fluctuations, and if foreign currency exchange rates fluctuate substantially in the future, our results of operations and financial condition, which are reported in U.S. dollars, could be adversely affected.
We conduct our business in countries around the world, and a portion of our transactions outside the U.S. are denominated in currencies other than the U.S. dollar. While we have primarily transacted with customers and vendors in U.S. dollars to date, from time to time we have transacted in foreign currencies for subscriptions to our Unified-CXM platform and may significantly expand the number of transactions with customers that are denominated in foreign currencies in the future. The majority of our international costs are also denominated in local currencies. In addition, our international subsidiaries maintain net assets or liabilities that are denominated in currencies other than the functional operating currencies of these entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations due to transactional and translational remeasurements that are reflected in our results of operations. As a result of such foreign currency exchange rate fluctuations, it could be more difficult to detect underlying trends in our business and results of operations.
We currently do not maintain a program to hedge transactional exposures in foreign currencies, but we may do so in the future. The future use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. There can be no assurance that we will be successful in managing our exposure to currency exchange rate risks, which may adversely affect our business, results of operations, and financial condition.
Risks Related to Our Intellectual Property
Our Unified-CXM platform utilizes open source software, which may subject us to litigation, require us to re-engineer our Unified-CXM platform, or otherwise divert resources away from our development efforts.
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
It is possible that our use of open source software could inadvertently result in, or could be claimed to have resulted in, use that would require us to disclose source code that we have decided to maintain as proprietary or that would otherwise breach the terms or fail to meet the conditions of an open source license or third-party contract, in part because open source license terms are often ambiguous and are not always drafted with certain programming languages in mind. We could be subject to suits by parties claiming ownership of or demanding release of the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the applicable open source licensing terms or alleging that our use of such software infringes, misappropriates, or otherwise violates a third party’s intellectual property rights. We may as a result be subject to claims for breach of contract, infringement of intellectual property rights, or indemnity; required to release our proprietary source code; pay damages; incur additional internal compliance costs, royalties, license fees, or other amounts; seek licenses; re-engineer our applications; discontinue sales in the event re-engineering cannot be accomplished on a timely basis; or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of the applicable license could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.
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

Any failure to obtain, maintain, protect, defend, or enforce our intellectual property rights could impair our ability to protect our proprietary technology and our brand and adversely affect our business, financial condition, and results of operations.
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend, and enforce our intellectual property. As of April 30, 2026, we owned 38 U.S. issued patents and 12 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark, and trade secret laws in the U.S. and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position, and protect our intellectual property rights from infringement, misappropriation, or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope, or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating, or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
Additionally, effective trademark, copyright, patent, and trade secret protection may not be available in every country in which we conduct business, and we may fail to maintain or be unable to obtain adequate protections for certain of our intellectual property rights in such foreign countries. Further, intellectual property law, including statutory and case law, particularly in the U.S., is constantly developing, and any changes in the law could make it harder for us to enforce our rights. Failure to comply with applicable procedural, documentary, fee payment, and other similar requirements with the U.S. Patent and Trademark Office and various similar foreign governmental agencies could result in abandonment or lapse of the affected patent, trademark, or application. If this occurs, our competitors might be more successful in their efforts to compete with us. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and registration costs, as well as the costs of defending and enforcing those rights.
We attempt to protect our intellectual property, technology, and confidential information in part through confidentiality, non-disclosure and invention assignment agreements with our employees, consultants, contractors, corporate collaborators, advisors, and other third parties who develop intellectual property on our behalf or with whom we share information. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how, and trade secrets. These agreements may be insufficient or breached, or may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation, or reverse engineering of our confidential information, intellectual property, or technology. There can be no assurance that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information. Moreover, these agreements may not provide an adequate remedy for breaches or the unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect, and some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. Additionally, individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property, and, to the extent that our employees, independent contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. There is also a risk that we do not establish an unbroken chain of title from inventors to us. An inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us. Additionally, errors in inventorship or ownership can sometimes also impact priority claims, and if we were to lose our ability to claim priority for certain patent filings, intervening art or other events may preclude us from issuing patents.
Moreover, policing unauthorized use of our technologies, trade secrets, and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak or inadequate. Furthermore, we may not always detect infringement, misappropriation or other violation of our intellectual property rights, and any infringement, misappropriation, or other violation of our intellectual property rights, even if successfully detected, prosecuted, and enjoined, could be costly to deal with and could harm our business. In addition, there can be no assurance that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and competing with our business, and third parties, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we may not be able to successfully assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our trade secrets or confidential information or provide an adequate remedy in the event of unauthorized disclosure of our trade secrets or confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, such trade secrets, confidential information, and other intellectual property rights. Any of the foregoing could adversely affect our business, results of operations, and financial condition.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights, which could result in the impairment or loss of portions of our intellectual property portfolio. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related patents, pending patent applications, and trademark filings at risk of being invalidated, not issuing, or being cancelled. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. Despite our efforts, we may not be able to prevent third parties from infringing, misappropriating, or otherwise violating, or from successfully challenging, our intellectual property rights. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. Our failure to obtain, maintain, protect, defend, and enforce our intellectual property rights could adversely affect our brand, business, financial condition, and results of operations.
We may face claims by third parties alleging infringement, misappropriation, or other violation of their intellectual property, trade secrets, or proprietary rights.
There is considerable patent and other intellectual property development activity in our industry, and companies in the technology industry frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. Our future success depends in part on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of others. From time to time, we have received, and may in the future receive, claims from third parties, including our competitors, alleging that our Unified-CXM platform and underlying technology infringe, misappropriate, or otherwise violate such third party’s intellectual property rights, including their trade secrets, and we may be found to be infringing upon such rights.
As we face increasing competition and become increasingly high profile, the possibility of receiving a larger number of intellectual property claims against us grows. It is possible that we may be unsuccessful in such proceedings, resulting in a loss of some portion or all of our patent rights. Any claims or litigation, regardless of their merit, could cause us to incur significant expenses; pay substantial amounts in costs, damages, ongoing royalty or license fees, or other payments; prevent us from offering all or aspects of our Unified-CXM platform or using certain technologies; require us to re-engineer all or a portion of our Unified-CXM platform; force us to implement expensive workarounds or re-designs; distract management from our business; or require that we comply with other unfavorable terms. If any of our technologies, products, or services are found to infringe, misappropriate, or violate a third party’s intellectual property rights, we may seek to obtain a license under such third party’s intellectual property rights in order to bring an end to certain claims or actions asserted against us to continue commercializing or using such technologies, products, and services. However, we may not be able to obtain such a license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments.
Any litigation also may involve patent holding companies or other adverse patent owners that have no relevant solution revenue, and, therefore, our patent portfolio may provide little or no deterrence, as we would not be able to assert our patents against such entities or individuals. Such “non-practicing entities” and other intellectual property rights holders may attempt to assert intellectual property claims against us or seek to monetize the intellectual property rights they own to extract value through licensing or other settlements. We have in the past and may in the future be requested to and/or obligated to indemnify our customers or business partners in connection with any such litigation and to obtain licenses or refund subscription fees, which could further exhaust our resources. Even if we were to prevail in the event of claims or litigation against us, any claim or litigation regarding our technology or intellectual property, with or without merit, could be unpredictable, costly and time-consuming, and divert significant resources and the attention of our management and other employees from our business operations. Such disputes also could disrupt our Unified-CXM platform and products, which would adversely impact our client satisfaction and ability to attract customers. In the case of infringement, misappropriation, or other violation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation.

In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid, or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement or invalidity arguments in our defense. In the U.S., issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. We also may be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement, misappropriation or violation claims against us, such payments, costs, or actions could have a material adverse effect on our competitive position, business, financial condition, and results of operations.
Indemnity and other provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to such third parties for losses suffered or incurred as a result of claims of intellectual property infringement, misappropriation or other violation, damages caused by us to property or persons, or other liabilities relating to or arising from our Unified-CXM platform or our acts or omissions. We have in the past and may in the future receive indemnification requests from our customers related to such claims. In addition, customers typically require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their data stored, transmitted, or processed by our Unified-CXM platform. The terms of these contractual provisions often survive termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, results of operations, and financial condition. Although we generally attempt to contractually limit the scope of our liability with respect to such obligations, we are not always successful, and we may incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our Unified-CXM platform, and harm our business, financial condition, and results of operations.
Further, certain of our customer agreements contain provisions permitting the customer to become a party to, or a beneficiary of, a source code escrow agreement under which we place the proprietary source code for certain of our solutions in escrow with a third party. Under these source code escrow agreements, our source code may be released to the customer upon the occurrence of specified events, such as bankruptcy, insolvency, or similar proceedings. Disclosing the content of our source code may limit the intellectual property protection we can obtain or maintain for our source code or our solutions containing that source code and may facilitate intellectual property infringement, misappropriation, or other violation claims against us.
Following any such release, we cannot be certain that customers will comply with the restrictions on their use of the source code, and we may be unable to monitor and prevent unauthorized disclosure of such source code by customers. Additionally, following any such release, customers may be able to create derivative works based on our source code and may own such derivative works. Any increase in the number of people familiar with our source code as a result of any such release also may increase the risk of a successful hacking attempt. Each of these could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Litigation, Regulatory Compliance, and Governmental Matters
Our business and operations could be negatively affected by any pending or future securities litigation or stockholder activism.
We are, and may become in the future, subject to securities class actions, derivative suits, or other securities-related legal actions. For example, in August 2024, a putative securities class action was filed against us and certain of our officers alleging violations of the federal securities laws for allegedly making false and misleading statements. On March 18, 2025, March 26, 2025, and April 30, 2025, three stockholder derivative actions were filed, purporting to bring claims on behalf of the Company against certain of our current and former directors and officers for alleged violations of the federal securities laws and breaches of their fiduciary duties, among other claims, in relation to substantially the same factual allegations as those made in the securities class action.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and board of directors’ attention and resources from our business. Additionally, securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks, and uncertainties of any securities litigation and stockholder activism.
Any claims or litigation, even if fully indemnified or insured, could adversely affect our relationships with customers and business partners, damage our reputation, decrease customer demand for our services, and make it more difficult to attract and retain qualified personnel, making it more difficult for us to compete effectively. In addition, lawsuits or legal claims involving us may increase our insurance premiums, deductibles, or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions, as well as caps on amounts recoverable. Even if we believe that a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery. Our exposure under these matters may also include our indemnification obligations, to the extent that we have any, to current and former officers and directors against losses incurred in connection with these matters, including reimbursement of legal fees and other expenses.
As a result, pending or future lawsuits involving us, or our officers or directors, could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity, and the trading price of our Class A common stock.
We are subject to governmental export and import controls and economic sanctions laws and regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. The U.S. export control laws and economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to certain embargoed or sanctioned countries, governments, persons, and entities. In addition, we may incorporate encryption technology into certain of our offerings, and encryption offerings and the underlying technology may be exported outside of the U.S. only with the required export authorizations, including by license, and we cannot guarantee that any required authorization will be obtained. If we are found to be in violation of U.S. economic sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. We also may experience other adverse effects, including reputational harm and loss of access to certain markets.
In addition, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide our customers access to our Unified-CXM platform or could limit our customers’ ability to access or use our Unified-CXM platform in those countries. Changes in our Unified-CXM platform or future changes in export and import regulations may prevent our customers with international operations from utilizing our Unified-CXM platform globally or, in some cases, prevent the export or import of our Unified-CXM platform to certain countries, governments, or persons altogether. Any decreased use of our Unified-CXM platform or limitation on our ability to export or sell our Unified-CXM platform could adversely affect our business, results of operations, and financial condition.
Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.K. Bribery Act, and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any advantage. The FCPA, U.K. Bribery Act, and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents. In addition to our own sales force, we leverage third parties to sell our products and conduct our business abroad. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law for which we may be ultimately held responsible, and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA, U.K. Bribery Act, or other applicable anti-bribery, anti-corruption, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a decline in the market price of our Class A common stock, or overall adverse consequences to our reputation and business, all of which may have an adverse effect on our results of operations and financial condition.

Our business could be adversely affected by changes in laws and regulations related to the Internet or changes in access to the Internet generally.
The future success of our business depends upon the continued use of the Internet as a primary medium for communication, business applications, and commerce. Federal or state government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Legislators, regulators, or government bodies or agencies also may make legal or regulatory changes or interpret or apply existing laws or regulations that relate to the use of the Internet in new and materially different ways. Changes in these laws, regulations, or interpretations could require us to modify our Unified-CXM platform in order to comply with these changes, to incur substantial additional costs, divert resources that could otherwise be deployed to grow our business, or expose us to unanticipated civil or criminal liability, among other things.
In addition, federal and state government agencies and private organizations have imposed, and may in the future impose, additional taxes, fees, or other charges for accessing the Internet or commerce conducted via the Internet. Internet access is frequently provided by companies that have significant market power and could take actions that degrade, disrupt, or increase the cost of our customers’ use of our Unified-CXM platform, which could negatively impact our business. In December 2017, the Federal Communications Commission (“FCC”) repealed its 2015 “network neutrality” rules, effective June 2018. The 2015 network neutrality rules were designed to ensure that all online content and services were treated the same by internet service providers and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or harm our business. In April 2024, the FCC adopted an order that substantially reinstated the 2015 rules, but the U.S. Court of Appeals for the Sixth Circuit overturned the FCC’s decision on January 2, 2025, which means that there is no federal regulation requiring network neutrality. A number of states have adopted, are adopting, or are considering legislation or executive actions that would regulate the conduct of broadband providers. For example, California and Vermont have state-level requirements in effect, and New York is considering similar legislation. We cannot predict the actions that the FCC may take, whether any new FCC order or state initiatives regulating providers will be modified, overturned, or vacated by legal action, federal legislation, or the FCC itself, or the degree to which additional federal or state regulatory action, or inaction, may adversely affect our business. We could incur greater operating expenses or our customers’ use of our Unified-CXM platform could be adversely affected, either of which could harm our business and results of operations.
These developments could limit the growth of Internet-related commerce or communications generally or result in reductions in the demand for Internet-based platforms and services such as ours, increased costs to us, or the disruption of our business. In addition, as the Internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the use of the Internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been adversely affected by data security and privacy issues, and the Internet has experienced a variety of outages and other degradations as a result of damage to portions of its infrastructure. If the use of the Internet generally, or our Unified-CXM platform specifically, is adversely affected by these or other issues, we could be forced to incur substantial costs, demand for our Unified-CXM platform could decline, and our results of operations and financial condition could be harmed.
Our business could be adversely impacted by laws and regulations related to the telecommunications industry.
We provide certain communications and voice services that are or could become subject to existing or potential domestic or international regulations around telecommunications. For example, we are registered as an interconnected Voice Over Internet Protocol (“VoIP”) provider in the U.S., which subjects us to the FCC’s rules and regulations applicable to VoIP providers such as filings and regulatory assessments (including contributions to FCC-mandated funds), call authentication requirements, access to emergency services, requirements around the provision or portability of phone numbers, data privacy, and law enforcement access laws. We may seek to expand business activities to new jurisdictions, which could subject us to new or increased regulations, increase compliance costs, or limit the level of services we offer, each of which could affect our business strategies and potential customer base. In addition, existing and future laws and regulations could limit our ability to make telephone numbers available to customers who request them. Legislators or government agencies may expand the scope of our regulatory obligations or limit our rights at any time. If we do not comply with any current or future regulations that apply to our business, we could be subject to substantial fines and penalties, we may have to restructure our product offerings, exit certain markets, or raise the price of our products, any of which could ultimately harm our business and results of operations. Any enforcement action by the regulators, which may be a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to our customers, and harm our business.
Risks Related to Privacy, Information Technology, and Cybersecurity
Interruptions in availability or suboptimal performance associated with our technology and infrastructure may adversely affect our business, results of operations, and financial condition.
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
Our continued growth, brand, reputation, and ability to attract and retain customers depend in part on the ability of our customers to access our Unified-CXM platform at any time and within an acceptable amount of time. Our Unified-CXM platform is proprietary, and we are dependent on the expertise and efforts of members of our engineering, operations, and software development teams for its continued performance. We have experienced, and may in the future experience, service disruptions, outages, and other performance problems due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints due to an overwhelming number of users accessing our Unified-CXM platform concurrently, and denial of service attacks or other security-related incidents. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to limit or reduce their use of our products, switch to our competitors or avoid our products and services. Additionally, our insurance policies may be insufficient to cover a claim made against us by any such customers affected by any errors, defects, or other infrastructure problems. In some instances, we may not be able to rectify, remediate, or even identify the cause or causes of these performance issues within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our Unified-CXM platform becomes more complex and our user traffic increases. If our Unified-CXM platform is unavailable or if users are unable to access our Unified-CXM platform within a reasonable amount of time, or at all, our business, results of operations, and financial condition would be adversely affected. Moreover, some of our customer agreements include performance guarantees and service-level standards that obligate us to provide credits or termination rights in the event of a significant disruption in the functioning of our Unified-CXM platform.
To the extent that we do not effectively address capacity constraints, upgrade our systems and data centers as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology or an increased user base, we may experience service interruptions and performance issues, which may result in a disruption of our products, delay the development of new products and features, result in a loss of current and future revenue, result in negative publicity and harm to our reputation, require us to pay significant penalties or fines, or subject us to litigation, claims, or other disputes, any of which could have an adverse effect on our business, results of operations, and financial condition.
We and the third parties with whom we work are subject to stringent and changing obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation or mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of customers or sales, or other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share, and conduct other activities with (which we collectively refer to as “process”) proprietary and confidential data, including personal data, intellectual property, and trade secrets, of ours or our customers (collectively, “confidential information”).
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
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (such as Section 5 of the FTC Act), and other laws, including wiretapping laws. For example, some privacy laws and other obligations require us or our customers to obtain consent to process personal data in certain circumstances. Some of our data processing practices may be subject to challenges or lawsuits under data privacy and communication laws, including, for example, under wiretapping laws, if we share customer information with third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. In addition, we must comply with the FCC’s regulations that require us to protect private customer information about their use of telecommunications services, known as customer proprietary network information. Our, or the third parties with whom we work, inability or failure to adhere to applicable requirements could result in adverse consequences, including class action litigation, mass arbitration demands, and statutory fines for noncompliance. In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making, which, even if not directly applicable to Sprinklr as a data processor, may be applicable to our customers. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, under the California Consumer Privacy Act of 2018 (“CCPA”), noncompliance carries fines and also allows for a private right of action for certain data breaches. These laws, as well as other laws or regulations relating to data privacy and security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, may result in further uncertainty with respect to data privacy and security issues and will require us to dedicate additional resources and incur additional costs and expenses in an effort to comply. The enactment of various laws has prompted similar legislative developments in other states, which has created a patchwork of overlapping nuanced state laws, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to personal data than federal, foreign, or other state laws, which complicate compliance efforts. The federal government is also still considering comprehensive privacy legislation.
In addition, as we continue to expand our business activities, we are accessing additional types and greater volumes of potentially confidential or sensitive information that may subject us to additional privacy and security laws and obligations. For example, in certain limited instances, we have agreed with specific customers to permit the exchange of protected health information through certain approved platform components. Our access to protected health information for specific agreed upon use cases on behalf of those customers that are covered entities and therefore subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), may subject us to HIPAA’s specific requirements relating to the privacy, security, and transmission of protected health information. To the extent that we are or may become subject to HIPAA, our failure to comply could result in significant penalties. Additionally, to the extent that additional customers with whom we did not agree to permit the exchange of protected health information through our platforms in their capacity as covered entities nonetheless input or allow such information within the platform in violation of their contractual obligations with us, we could also be subject to additional compliance risks. Other privacy and security obligations may apply to us outside the U.S. if we process health information and other categories of sensitive or confidential information knowingly or unknowingly, and our failure to comply could result in significant penalties. As we expand into more regulated industries, there may be additional obligations regarding the types of data in scope, and higher risk due to the sensitivity and potential impact of exposure.
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
Outside of the U.S., an increasing number of laws, regulations, and industry standards apply to data privacy and security. Some examples of laws that apply to our processing of personal data include the EU’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR” and, together with EU GDPR, “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018), China’s Personal Information Protection Law, India’s Digital Personal Data Protection Act, and Japan’s Act on the Protection of Personal Information. These laws all impose strict requirements for processing personal data. For example, noncompliance with the EU GDPR carries fines of up to the greater of 20 million euros or 4% of global annual turnover (and under the UK GDPR, up to the greater of 17.5 million British pounds or 4% of global annual turnover) and can result in data processing bans, other administrative penalties, and litigation brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, together with associated damage to our reputation.
These laws continue to scale, reform, and evolve. The EU and other jurisdictions have proposed or enacted laws requiring data to be localized in some limited circumstances or limiting the transfer of personal data to other countries. In addition, some customers have internal policy requirements or impose contractual obligations that may differ from, or be more burdensome than, applicable regulations. For example, EU and other data protection laws, including the GDPR, place some restrictions on the ability of companies to freely transfer personal data to countries deemed to be inadequate for privacy purposes, and there are fairly rigorous restrictions regarding transfers of personal data from China. Other jurisdictions may also adopt stringent data localization and cross-border data transfer requirements and, in many circumstances, these may be requirements outside of the scope of privacy law, including industry-specific or national security requirements. With respect to data transfers under the GDPR, although there are currently various mechanisms that may be used to enable the transfer of personal data from the European Economic Area (“EEA”) and UK to the U.S. in compliance with the law, such as the EU-US Data Privacy Framework and the UK extension thereto (to which we are an active participant) and the EU’s standard contractual clauses, these mechanisms continue to be subject to legal challenges, and there is no continued assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. or other countries with “inadequate” data protection regimes without the potential for future challenge. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions outside of the origin territory, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the prohibition on further transfers (including remote access by employees in support teams in certain regions), the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines, and penalties, the inability to transfer data and work with partners, vendors, and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.
We also may become subject to new laws that regulate non-personal data. For example, the EU’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. In addition, some of our customers may be subject to the EU’s Digital Operational Resilience Act (DORA) and similar UK regulatory requirements on operational resilience. These laws may obligate our customers to impose contractual provisions on us, including certain mandatory third-party risk management provisions. If we fail to comply with relevant contractual requirements, we may be subject to investigations, audits, or other adverse consequences. Moreover, in Europe, the EU’s Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead to administrative fines of a maximum of 10 million euros or up to 2% of the total worldwide revenue of the preceding fiscal year. While NIS2 has not been transposed in all Member States of the EU, we may become directly or indirectly subject to NIS2. Depending on how these new laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and products to comply with such obligations.
UK and EEA data privacy regulations in relation to electronic communications also require opt-in consent to send certain unsolicited marketing emails or other electronic communications to individuals or for the use of cookies and the data obtained using cookies and similar technologies for advertising, analytics, and certain other purposes - activities on which our products and marketing strategies rely. Enforcement of these requirements has increased, and a regulation proposed in the EU, known as the ePrivacy Regulation, makes these requirements, as well as requirements around tracking technologies, such as cookies, more stringent and increases the penalties for violating them. Such restrictions could increase our exposure to regulatory enforcement action, increase our compliance costs, and adversely affect our business.
We sometimes rely on certain data obtained from third-party data suppliers, and the sale of data to third parties has become subject to increased regulatory scrutiny. Therefore, obtaining information from third parties carries risk to us as a data purchaser and onward provider to our customers. Regulators are increasingly scrutinizing the activities of third-party data suppliers, as well as those using the data from those third parties, and laws in the U.S. (including the CCPA and California Delete Act) and other jurisdictions, such as the EU (including GDPR and the ePrivacy Directive), are likewise regulating such activity. These laws pose additional, material compliance risks to such suppliers, and these suppliers may not be able to supply us with personal data in compliance with these laws. Such laws may make it difficult for our suppliers to provide the data as the costs associated with the data materially increase. For example, some data suppliers are required to register as data brokers under California, Vermont, Texas, and Oregon law and file reports with regulators, which exposes them to increased scrutiny. Additionally, the California Delete Act requires data brokers and their service providers to honor consumer opt-out requests. Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for our suppliers to provide data to us that the costs associated with the data materially increase or may materially decrease the availability of data that our data suppliers can provide to us. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, for example, where necessary by providing appropriate transparency notices to data subjects and obtaining necessary consents or where the data is not lawfully made available to us. In addition, there may be restrictions in their terms of use of which we are not aware or that inhibit development of new products and features or certain customer use cases, thereby stalling innovation or impairing our ability to compete in the market competitively.
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
Furthermore, we make numerous statements in our privacy policies, terms of service, contracts, requests for information, whitepapers, in online collateral, through our certifications to certain industry standards, and in our marketing materials that describe the security and privacy practices including as it relates to our Unified-CXM platform. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Our privacy policies and other statements regarding data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair, misleading, or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, even though circumstances beyond our reasonable control, we may face litigation, disputes, claims, investigations, inquiries, or other proceedings including, without limitation, by the U.S. FTC, federal, state, and foreign regulators, our customers, and private litigants, which could adversely affect our business, reputation, results of operations, and financial condition.
Business partners and other third parties with a strong influence on how consumers interact with our products, such as Apple, Google, Meta, Microsoft, and Mozilla, have and may continue to create new privacy controls or restrictions on their data, products, and platforms, limiting the effectiveness of our services. With obligations relating to AI, data privacy, and security changing and becoming increasingly stringent, and with some uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.
Even with processes designed to assess the third parties with whom we work, we may not have sufficient knowledge about the locations where such third parties process personal data, the types of data transfers in scope for their processing, how that data is processed, or what data is processed or secured, which may impact the commitments we can make to our customers. Additionally, if the third parties with whom we work, including our vendors or third-party service providers, violate applicable laws, rules, or regulations, or the terms of our commercial agreements with those third parties or our policies, such violations may put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or the third parties with whom we work to comply with our data privacy or security obligations to customers or other third parties, or any of our other legal obligations relating to data privacy or security, may result in governmental investigations or inquiries (which have occurred in the past and may occur in the future), enforcement actions, litigation and mass arbitration demands, disputes or other claims, indemnification requests, restrictions on providing our services, claims or public statements against us by privacy advocacy groups or others, adverse press and widespread negative publicity, reputational damage, significant liability or fines, and the loss of the trust of our customers, any of which could have a material adverse effect on our business, results of operations, and financial condition.
The cost of compliance with, and other burdens imposed by, laws, rules, regulations, and other obligations relating to data privacy and security applicable to the businesses of our customers may adversely affect our customers’ ability and willingness to process personal data from their employees, customers, and partners, which could limit the use, effectiveness, and adoption of our Unified-CXM platform and reduce overall demand. Furthermore, the uncertain and shifting regulatory environment, as well as changes in consumer expectations concerning data privacy, may cause concerns regarding data privacy and may cause our data vendors, customers, or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption, effectiveness, or use of our applications.
If we or the third parties with whom we work experience a cybersecurity breach or other security incident, any vulnerabilities are identified, or unauthorized parties otherwise obtain access to our customers’ data, our data or our Unified-CXM platform, our Unified-CXM platform may be perceived as not being secure, our reputation may be harmed, demand for our Unified-CXM platform may be reduced, and we may incur significant liabilities.
Cyberattacks, malicious internet-based activity online and offline, fraud, security issues, and other similar activities threaten the confidentiality, integrity, and availability of our confidential information, are prevalent and continue to increase in frequency, intensity, and sophistication. Further, these threats are becoming increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized crime threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors.
In addition, our Unified-CXM platform or other internal systems used for operating our business may be misconfigured or contain significant unmitigated weaknesses or vulnerabilities, resulting in a heightened exposure to internal and external threats. The processes used to implement technical and administrative controls to protect our systems and the data they contain may be ineffective, either in part or entirely. Our employees, contractors, partners, vendors, and customers could create situations whereby critical controls are bypassed, deactivated, or otherwise reduced in effectiveness, which could lead to the inadvertent exposure of confidential information, intellectual property, or other sensitive information and heighten our exposure to security threats. Moreover, we may not have access to any effective control mechanisms that could mitigate these concerns or address new or advanced concerns. In the event that such weaknesses or vulnerabilities were exploited by internal or external threats, we could face adverse consequences, such as significant interruptions in our operations, loss of customers, loss of data and income, reputational harm, and diversion of funds.

Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services.
We and the third parties with whom we work are subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses, worms, backdoors, and time bombs), malware (including as a result of advanced persistent threat intrusions), volumetric or application-level denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, misconfiguration, software or hardware failures, access deprovisioning failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI, and other similar threats. In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Adware, telecommunications failures, earthquakes, fires, floods, adverse weather events, and man-made disasters may also impact the availability of our systems and operations. Additionally, our customers have in the past conducted, and may continue to conduct in the future, their own penetration testing on our systems, potentially uncovering issues or vulnerabilities. The discovery of vulnerabilities in our systems, including by customers, could result in adverse consequences, including contractual penalties, customer churn, and reputational damage.
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
We rely upon third parties and third-party technologies to operate critical business systems and to process confidential information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption, and authentication technology, employee email, content delivery to customers, and other functions. While we require the third parties with whom we work to process confidential information on our behalf to meet certain security requirements and give contractual commitments to us regarding their data processing activities, our ability to monitor these third parties’ information security practices is limited, and despite such assurance and commitments, these third parties may not have, or may not continue to have, adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages or protect our reputation, or we may be unable to recover any such awarded damages. Moreover, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or in the third parties’ with whom we work supply chains have not been compromised or that they do not contain exploitable vulnerabilities, defects, or bugs that could result in a breach of or disruption to our information technology systems (including our products and services) or the third-party information technology systems that support us and our services.
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
Our data privacy and security obligations under certain applicable laws and our customer agreements require us to implement and maintain specific security measures, industry standards, or reasonable security measures to protect our information technology systems and confidential information. We have in the past and may in the future fail, or be perceived to have failed, in implementing these privacy and security obligations. Such actual or perceived non-compliance by us or the third parties with whom we work could result in adverse consequences. In addition, we operate our products for the benefit of our customers who have certain documented responsibilities to maintain certain security controls, such as provisioning and deprovisioning users, in their respective environments without oversight or control by us. Our customers are responsible for using, configuring, and otherwise implementing security measures related to our platform, services, and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. In certain cases, our customers may reject, weaken, or incorrectly configure security controls provided by us to maintain the security of their environments, resulting in a loss of confidentiality or integrity of such customers’ data or processes. Such an event also may result in a compromise to our information technology systems, a security incident, or public disclosures and negative publicity for us and such customers, which may have a negative impact on our ability to achieve our corporate goals and could adversely affect our business, reputation, results of operations, and financial condition. Such an event may also result in a compromise to our information technology systems or a security incident.
Applicable data privacy and security obligations, both legally and contractually, may require us, or we may choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents or to take other actions, such as providing credit monitoring and identity theft protection services. Such notifications are costly, and the notifications or the failure to comply with such requirements could lead to adverse consequences, including breach of contract or applicable legislation. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); regulatory investigations or requests for information; additional reporting requirements and/or oversight; restrictions on processing confidential information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our Unified-CXM platform, deter new customers from using our Unified-CXM platform, and negatively impact our ability to grow and operate our business. Additionally, we may make statements that describe our efforts to respond to, mitigate and/or remediate security incidents. Although we endeavor to be as accurate as possible in our statements, we may at times fail to do so or be alleged to have failed to do so. Our statements related to our response to security incidents can subject us to potential government or legal action if they are found to be deceptive, misleading, or misrepresentative of our actual practices. Should any of these statements prove to be untrue or be perceived as untrue, we may face litigation, disputes, claims, investigations, inquiries, or other proceedings including, without limitation, by the U.S. FTC and federal, state, and foreign regulators, which could adversely affect our business, reputation, results of operations, and financial condition.
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
Risks Related to Tax and Accounting Matters
Our results of operations may be harmed if we are required to collect sales, value-added, goods and services, or other similar taxes for subscriptions to our products and services in jurisdictions in which we have not historically done so.
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
Furthermore, an increasing number of states have adopted laws that attempt to impose tax collection obligations on out-of-state companies. The Supreme Court of the U.S. ruled in South Dakota v. Wayfair, Inc. et al (“Wayfair”), that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state based on “economic nexus.” In response to Wayfair, or for other reasons, states or local governments have adopted and begun to enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. Similarly, many non-U.S. jurisdictions have adopted laws that impose VAT, digital service, or similar taxes on companies despite not having a physical presence in the non-U.S. jurisdiction.
We collect sales tax, VAT, and similar transaction taxes in a number of jurisdictions. It is possible, however, that we could face sales tax, VAT, GST, or similar tax audits and that our liability for these taxes could exceed our estimates if state, local, and non-U.S. tax authorities assert that we are obligated to collect additional tax amounts from our customers and remit those taxes to those authorities. We also could be subject to audits in state, local, and non-U.S. jurisdictions for which we have not accrued tax liabilities. A successful assertion by one or more states, localities, or non-U.S. jurisdictions requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. Such tax assessments, penalties, and interest, or future requirements may adversely affect our results of operations.
Our international operations subject us to potentially adverse tax consequences.
We generally conduct our international operations through subsidiaries and are subject to income taxes as well as non-income-based taxes, such as payroll, value-added, goods and services, and other local taxes in various jurisdictions. Our domestic and international tax liabilities are subject to rules regarding the calculation of taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.
Uncertainties in the interpretation and application of existing, new, and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws, tax treaties, or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the U.S., could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows. For example, the Inflation Reduction Act of 2022 (the “IRA”) enacted a minimum tax equal to 15 percent of the adjusted financial statement income of certain large U.S. corporations, as well as a one percent excise tax on stock repurchases imposed on public corporations making such repurchases. The Company has recorded amounts related to excise taxes on stock repurchases that have occurred in the current and prior fiscal periods. Refer to Note 9, Stockholders’ Equity - Share Repurchase Programs, included in “Part I, Item 1. Financial Information” in this Quarterly Report on Form 10-Q for a description of excise taxes paid in connection with our share repurchase programs.
Additionally, our tax obligations (including the cost of compliance) and effective tax rate in the jurisdictions in which we conduct business could increase as a result of international tax developments, including the implementation of the Two-Pillar framework led by the Organization for Economic Co-operation and Development (“OECD”). This framework involves, among other measures, the imposition of a minimum effective corporate tax rate (referred to as “Pillar Two”). A number of countries in which we conduct business have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on our understanding of the applicable minimum revenue thresholds, we expect that we do not currently fall within the scope of the Pillar Two rules. However, we anticipate that we may become subject to the Pillar Two rules in the foreseeable future, which could increase our overall tax obligations and result in additional material compliance costs. We are monitoring developments and evaluating the potential impact of the Pillar Two rules on our tax obligations, including our effective tax rate, and assessing our eligibility for applicable transitional and safe harbor rules (including the additional safe harbor published by the OECD on January 5, 2026 as part of its proposed “side-by-side” arrangement, which applies to multinational groups headquartered in certain qualifying jurisdictions, which includes the U.S.).
We are subject to tax examinations of our tax returns by the Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our results of operations and financial condition.
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
We have U.S. federal and state net operating loss (“NOL”) carryforwards as a result of prior period losses, some of which, if not utilized, may expire. Certain of our federal NOLs will begin to expire in fiscal year 2036, and certain of our state NOLs will begin to expire in fiscal year 2027. If these NOL carryforwards expire unused, they will be unavailable to offset future income tax liabilities, which could adversely affect our potential profitability. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOL carryforwards are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 generally are not permitted to be carried back to prior taxable years.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to utilize NOL carryforwards in any taxable year may be limited if we experience an “ownership change.” An “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws.
Future issuances of our stock could cause an “ownership change.” It is possible that any future ownership change could have a material effect on the use of our NOL carryforwards, which could adversely affect our profitability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Risks Related to Being a Public Company, Ownership of Our Class A Common Stock, and Other General Risks
Our stock price may be volatile, and the value of our Class A common stock may decline.
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
•announcements of new products, solutions, or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
•changes in how enterprises perceive the benefits of our Unified-CXM platform and products;
•departures of key personnel;
•the public’s reaction to our press releases, other public announcements, and filings with the Securities and Exchange Commission (“ SEC”);
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
•regulatory or political developments in the U.S., foreign countries, or both;
•general economic, political, and market conditions and overall fluctuations in the financial markets in the U.S. and abroad, including as a result of public health crises, fluctuations in inflation, interest, and foreign currency rates, the imposition of tariffs in the U.S. and abroad, or geographical tensions and wars, such as the Russia-Ukraine war, the 2026 Iran conflict, and other military conflicts in the Middle East (including any escalation or geopolitical expansion of these conflicts); and
•“flash crashes,” “freeze flashes,” or other glitches that disrupt trading on the securities exchange on which we are listed.
The market for technology stocks and the stock market in general have recently experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including our own. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may continue to negatively impact investor confidence and the market price of equity securities, including our Class A common stock.
The dual class structure of our common stock as contained in our amended and restated certificate of incorporation has the effect of concentrating voting control with holders of our Class B common stock, limiting your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of April 30, 2026 beneficially held approximately 43.2% of our outstanding capital stock, but controlled approximately 88.4% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.
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
Our directors, executive officers, major stockholders, and their respective affiliates are able to exert significant control over us, which limits your ability to influence the outcome of important transactions, including a change of control.
As of April 30, 2026, our directors, executive officers, major stockholders, and their respective affiliates beneficially owned, in the aggregate, approximately 99.0% of our Class B common stock, and controlled approximately 88.9% of the voting power of our outstanding capital stock. As a result, our directors, executive officers, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction.
These stockholders may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risk to holders of our Class A common stock or that may not be aligned to the interest of holders of our Class A common stock, including decisions to delay, prevent, or discourage acquisition proposals or other offers for our capital stock that you may feel are in your best interest as a stockholder and ultimately could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of our company, which in turn might adversely affect the market price of our common stock.
Future transfers of shares of Class B common stock, other than certain permitted transfers under our amended and restated certificate of incorporation, or the voluntary election by holders of shares of Class B common stock to convert the same into shares of Class A common stock will result, after the acquisition of such shares of Class B common stock by the Company, in the issuance by the Company to such holders of an equal number of shares of Class A common stock, which process will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. For example, as a result of the combined effect of recent conversions of Class B common stock and corresponding sales by our former Chief Executive Officer and founder and our stock repurchase programs, our largest stockholder, Hellman & Friedman LLC and its associated entities (“H&F”), controlled approximately 49.5% of the combined voting power of our Class A common stock and Class B common stock as of April 30, 2026. Accordingly, future transfers or voluntary elections to convert shares of Class B common stock may result in H&F controlling greater than 50% of the combined voting power of our Class A common stock and Class B common stock.
We cannot guarantee that our share repurchase program will be fully completed or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and could diminish our cash reserves.
Our board of directors has approved a share repurchase program to repurchase up to $200 million of our Class A common stock through March 15, 2027 in open market purchases at prevailing market prices or in negotiated transactions off the market, including, without limitation, pursuant to 10b5-1 trading plans, accelerated share repurchase transactions, collared accelerated share repurchase transactions, volume weighted average purchase prepaid forward transactions, and similar arrangements (the “2026 Share Repurchase Program”). Although our board of directors has authorized the 2026 Share Repurchase Program, it does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing, manner, price, and total amount of future repurchases will depend on a variety of factors, including business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The 2026 Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the program will be fully completed or that it will enhance long-term stockholder value. The 2026 Share Repurchase Program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, the 2026 Share Repurchase Program could diminish our cash, cash equivalents, and marketable securities.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley (“SOX”) Act, and the listing standards of the New York Stock Exchange (“NYSE”). The SOX Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. In addition, pursuant to Section 404 of the SOX Act, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to furnish a report on, among other things, the effectiveness of our internal control over financial reporting, and we are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.
Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting have been and may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting also could cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, the market price of our common shares could decline and we could be subject to sanctions or investigations by the NYSE, the SEC, or other regulatory authorities. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, results of operations, and financial condition and could cause a decline in the market price of our Class A common stock.
Unstable market and economic conditions and catastrophic events may have serious adverse consequences on our business, financial condition, and share price.
Our business depends to a significant extent on the overall demand for enterprise cloud software products and on the economic health of our current and prospective customers. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, fluctuations in inflation, interest, and foreign currency rates, and uncertainty about economic stability.
The Russia-Ukraine war, the 2026 Iran conflict, and other military conflicts in the Middle East and related regional tensions have added to the extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, fluctuations in inflation, the imposition of tariffs in the U.S. and abroad, and other macroeconomic pressures in the U.S. and globally could exacerbate extreme volatility in the global capital markets and heighten unstable market conditions. If the equity and credit markets continue to deteriorate, including as a result of bank closures, public health crises, political unrest, war, or a global or domestic recession or the fear thereof, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
Trade disputes, trade restrictions, tariffs, and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions, including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our services, delay renewals, or limit expansion opportunities with existing customers, limit our access to capital, or otherwise negatively impact our business and operations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions, whether driven by trade tensions, political disagreements, or regulatory concerns, may make customers and governments more hesitant to adopt solutions offered by U.S.-based providers. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, or the introduction of trade barriers applicable to digital services, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners, and investors. Ongoing tariff and macroeconomic uncertainty may also contribute to volatility in the price of our Class A common stock.
In addition, to the extent that these weak economic conditions cause our existing customers or potential customers to reduce their budget for Unified-CXM solutions or to perceive spending on such systems as discretionary, demand for our Unified-CXM platform may be adversely affected. Moreover, general economic weakness may lead to longer collection cycles for payments due from our customers, an increase in customer bad debt and restructuring initiatives and associated expenses, and customers and potential customers may require financial concessions, all of which would limit our ability to grow our business and adversely affect our business, results of operations, and financial condition.
In the event of a catastrophic event, including a natural disaster such as an earthquake, hurricane, fire, flood, tsunami, tornado, or other catastrophic event such as power loss, market manipulation, civil unrest, supply chain disruptions, armed conflict, computer or telecommunications failure, cybersecurity issues, human error, improper operation, unauthorized entry, break-ins, sabotage, intentional acts of vandalism and similar misconduct, war, terrorist attack, or incident of mass violence in any geography where our operations or data centers are located or where certain other systems and applications that we rely on are hosted, we may be unable to continue our operations and may endure significant system degradations, disruptions, destruction of critical assets, reputational harm, delays in our application development, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future results of operations. For example, our operations in the Middle East have been affected by the 2026 Iran conflict, including disruptions to our business activities in the region and the inaccessibility and potential loss of certain customer data in connection with damage to third-party data center infrastructure in the United Arab Emirates on which we relied. In the event of a catastrophic event, armed conflict, geopolitical instability, infrastructure damage, or other events outside our reasonable control, such as the impact of the 2026 Iran conflict on our operations in the Middle East, our business continuity and disaster recovery measures may be insufficient to prevent service disruption, data unavailability, or delays in recovery. In addition, the functionality of our employees could be negatively impacted, which could have an adverse effect on our business, financial condition, and results of operations. In addition, natural disasters, cybersecurity attacks, market manipulations, supply chain disruptions, wars, acts of terrorism, or other catastrophic events could cause disruptions in our or our customers’ businesses, national economies, or the world economy as a whole.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•vacancies on our board of directors may be filled only by our board of directors and not by stockholders;
•our board of directors is classified into three classes of directors with staggered three-year terms;
•our stockholders may only take action at a meeting of stockholders and may not take action by written consent for any matter;
•a special meeting of our stockholders may only be called by a majority of our board of directors, the chairperson of our board of directors, or our Chief Executive Officer;
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
Our charter documents designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts are the exclusive forum for claims under the Securities Act, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for the following types of actions and proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the U.S. federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
If a court were to find the exclusive-forum provision in our charter documents to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our repurchase of our Class A common stock during the three months ended April 30, 2026:

(in thousands, except per share data)	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
February 1, 2026 through February 28, 2026	—	$—	—	$—
March 1, 2026 through March 31, 2026	17,123	$—	17,123	$75,000
April 1, 2026 through April 30, 2026	—	$—	—	$75,000
(a)On March 11, 2026, we announced that our board of directors had authorized and approved a share repurchase plan (the “2026 Share Repurchase Program”) to periodically repurchase up to $200 million of Class A common stock through March 15, 2027 in negotiated off market transactions or in open market purchases, including through Rule 10b5-1 plans. On March 13, 2026, we entered into a variable tenor accelerated share repurchase agreement (“ASR Agreement”) to repurchase an aggregate of $125 million of our Class A common stock, whereby we received an initial delivery of 17,123,288 shares of our Class A common stock. The initial delivery represented 80% of the $125 million aggregate amount divided by our Class A common stock price of $5.84 at the time of execution. As of April 30, 2026, the ASR Agreement remained unsettled, and we are expected to receive or deliver the difference between the $125 million prepayment divided by the settlement VWAP, minus the 17,123,288 initial shares. The ASR Agreement is expected to terminate by September 1, 2026. For additional information related to share repurchases, see Note 9, Stockholders’ Equity, included in “Part I, Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
(b)The average price paid per share has not yet been determined, as final settlement did not occur during the three months ended April 30, 2026. Will exclude the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 5. Other Information
Insider Trading Arrangements
During our last fiscal quarter, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contracts, instructions, or written plans for the purchase or sale of the Company’s securities.

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

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page formatted as Inline XBRL and contained in Exhibits 101.
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
Sprinklr, Inc.

Date: June 4, 2026	By:	/s/ Anthony Coletta
Anthony Coletta
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Michele Meyers
Michele Meyers
Chief Accounting Officer
(Principal Accounting Officer)