Form 10-Q
period 2026-07-31
Sprinklr, Inc.
filed 2026-09-03
CIK 1569345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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

45-4771485
(IRS Employer
Identification No.)

10001
(Zip Code)
Registrant’s telephone number, including area code: (917) 933-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00003 per share	CXM	The New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 1, 2026, the registrant had 131,087,011 shares of Class A common stock and 101,084,329 shares of Class B common stock, each with a par value of $0.00003 per share, outstanding.

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

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
SPRINKLR, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	July 31, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$231,415	$162,969
Marketable securities	221,488	339,537
Accounts receivable, net of allowance of $7.5 million and $7.4 million, respectively	172,555	278,081
Prepaid expenses and other current assets	114,739	107,393
Total current assets	740,197	887,980
Property and equipment, net	31,299	33,454
Goodwill and other intangible assets	56,145	50,144
Operating lease right-of-use assets	38,079	43,094
Deferred tax asset, non-current	60,161	70,400
Other non-current assets	125,898	119,989
Total assets	$1,051,779	$1,205,061

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$29,638	$33,781
Accrued expenses and other current liabilities	59,052	91,538
Operating lease liabilities, current	7,295	8,433
Deferred revenue	380,014	420,339
Total current liabilities	475,999	554,091
Deferred revenue, non-current	15,864	12,824
Operating lease liabilities, non-current	34,057	38,299
Other liabilities, non-current	6,382	7,204
Total liabilities	532,302	612,418
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.00003 par value, 2,000,000,000 shares authorized; 135,938,320 and 147,555,436 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	4	4
Class B common stock, $0.00003 par value, 310,000,000 shares authorized; 101,113,767 and 101,168,413 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively	3	3
Treasury stock, at cost, none and 14,130,784 shares as of July 31, 2026 and January 31, 2026 (Note 9)	—	(23,831)
Additional paid-in capital (Note 2)	818,625	922,872
Accumulated other comprehensive loss	(9,760)	(5,711)
Accumulated deficit (Note 2)	(289,395)	(300,694)
Total stockholders’ equity	519,477	592,643
Total liabilities and stockholders’ equity	$1,051,779	$1,205,061
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue:
Subscription	$194,845	$188,473	$389,634	$372,600
Professional services	18,898	23,567	43,588	44,940
Total revenue	213,743	212,040	433,222	417,540
Cost of revenue:
Subscription	50,880	43,177	101,734	85,363
Professional services	23,672	24,261	49,266	44,706
Total cost of revenue	74,552	67,438	151,000	130,069
Gross profit	139,191	144,602	282,222	287,471
Operating expenses:
Research and development	24,434	23,162	47,794	45,973
Sales and marketing	70,926	70,583	145,857	141,654
General and administrative	34,302	35,569	69,087	69,998
Restructuring	(428)	(984)	(1,082)	15,329
Total operating expenses	129,234	128,330	261,656	272,954
Operating income	9,957	16,272	20,566	14,517
Other income, net	2,789	7,469	8,478	14,399
Income before provision for income taxes	12,746	23,741	29,044	28,916
Provision for income taxes	5,628	11,126	17,745	17,869
Net income	$7,118	$12,615	$11,299	$11,047
Net income per share, basic	$0.03	$0.05	$0.05	$0.04
Weighted average shares used in computing net income per share, basic	235,556	254,391	237,996	255,501
Net income per share, diluted	$0.03	$0.05	$0.05	$0.04
Weighted average shares used in computing net income per share, diluted	237,840	263,201	240,366	264,442
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net income	$7,118	$12,615	$11,299	$11,047
Foreign currency translation adjustments	(797)	(1,970)	(3,817)	2,425
Unrealized gains (losses) on investments, net of tax	86	(120)	(232)	(198)
Total comprehensive income, net of tax	$6,407	$10,525	$7,250	$13,274
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital (Note 2)	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit (Note 2)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at April 30, 2026	233,984	$7	$794,015	—	$—	$(9,049)	$(296,513)	$488,460
Stock-based compensation - equity classified awards	—	—	21,210	—	—	—	—	21,210
Exercise of stock options and release of vested restricted stock units	2,599	—	1,139	—	—	—	—	1,139
Issuance of common shares upon ESPP purchases	469	—	2,121	—	—	—	—	2,121
Common stock repurchased, including accrued excise tax	—	—	140	—	—	—	—	140
Other comprehensive loss	—	—	—	—	—	(711)	—	(711)
Net income	—	—	—	—	—	—	7,118	7,118
Balance at July 31, 2026	237,052	$7	$818,625	—	$—	$(9,760)	$(289,395)	$519,477

Balance at April 30, 2025	257,899	$8	$991,414	14,131	$(23,831)	$(2,652)	$(325,167)	$639,772
Stock-based compensation - equity classified awards	—	—	21,692	—	—	—	—	21,692
Exercise of stock options and release of vested restricted stock units	3,286	—	10,092	—	—	—	—	10,092
Issuance of common shares upon ESPP purchases	412	—	2,785	—	—	—	—	2,785
Common stock repurchased, including accrued excise tax	(16,495)	(1)	(141,428)	—	—	—	—	(141,429)
Other comprehensive loss	—	—	—	—	—	(2,090)	—	(2,090)
Net income	—	—	—	—	—	—	12,615	12,615
Balance at July 31, 2025	245,102	$7	$884,555	14,131	$(23,831)	$(4,742)	$(312,552)	$543,437
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Class A and Class B Common Stock		Additional Paid-in Capital (Note 2)	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit (Note 2)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2026	248,724	$7	$922,872	14,131	$(23,831)	$(5,711)	$(300,694)	$592,643
Stock-based compensation - equity classified awards	—	—	41,917	—	—	—	—	41,917
Exercise of stock options and release of vested restricted stock units	4,982	—	1,269	—	—	—	—	1,269
Issuance of common shares upon ESPP purchases	469	—	2,121	—	—	—	—	2,121
Common stock repurchased, including accrued excise tax	(17,123)	—	(125,723)	—	—	—	—	(125,723)
Other comprehensive loss	—	—	—	—	—	(4,049)	—	(4,049)
Cancellation of treasury stock (Note 9)	—	—	(23,831)	(14,131)	23,831	—	—	—
Net income	—	—	—	—	—	—	11,299	11,299
Balance at July 31, 2026	237,052	$7	$818,625	—	$—	$(9,760)	$(289,395)	$519,477

Balance at January 31, 2025	255,443	$8	$966,454	14,131	$(23,831)	$(6,969)	$(323,599)	$612,063
Stock-based compensation - equity classified awards	—	—	43,805	—	—	—	—	43,805
Exercise of stock options and release of vested restricted stock units	5,742	—	12,939	—	—	—	—	12,939
Issuance of common shares upon ESPP purchases	412	—	2,785	—	—	—	—	2,785
Common stock repurchased, including accrued excise tax	(16,495)	(1)	(141,428)	—	—	—	—	(141,429)
Other comprehensive income	—	—	—	—	—	2,227	—	2,227
Net income	—	—	—	—	—	—	11,047	11,047
Balance at July 31, 2025	245,102	$7	$884,555	14,131	$(23,831)	$(4,742)	$(312,552)	$543,437
See accompanying notes to the unaudited condensed consolidated financial statements

SPRINKLR, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net income	$11,299	$11,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,147	9,348
Provision for credit losses	685	2,468
Stock-based compensation, net of amounts capitalized	40,412	42,584
Non-cash lease expense	4,281	3,914
Deferred income taxes	10,236	9,822
Net accretion on marketable securities	(871)	(3,587)
Other non-cash items, net	4	31
Changes in operating assets and liabilities:
Accounts receivable	105,066	80,987
Prepaid expenses and other assets	(13,324)	(3,831)
Accounts payable	(4,321)	609
Operating lease liabilities	(4,547)	(4,024)
Accrued expenses and other liabilities	(35,860)	(17,615)
Deferred revenue	(33,661)	(13,186)
Net cash provided by operating activities	88,546	118,567
Cash flows from investing activities:
Purchases of marketable securities	(69,018)	(269,697)
Proceeds from sales and maturities of marketable securities	187,702	262,629
Purchases of property and equipment	(701)	(654)
Capitalized internal-use software	(8,912)	(7,459)
Acquisitions, net of cash acquired	(4,860)	—
Other investing activities	—	(262)
Net cash provided by (used in) investing activities	104,211	(15,443)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,269	12,939
Proceeds from issuance of common stock upon ESPP purchases	2,121	2,785
Payments for repurchase of Class A common shares and related excise tax	(125,796)	(140,845)
Net cash used in financing activities	(122,406)	(125,121)
Effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash	(1,789)	2,295
Net change in cash, cash equivalents, and restricted cash	68,562	(19,702)
Cash, cash equivalents, and restricted cash at beginning of period	171,508	153,533
Cash, cash equivalents, and restricted cash at end of period	$240,070	$133,831

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$12,425	$10,222

Supplemental disclosure for non-cash investing and financing:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$3,023
Accrued purchases of property and equipment	$256	$83
Stock-based compensation expense capitalized in internal-use software	$1,505	$1,305
Accrued for share repurchases and related excise tax	$723	$2,493
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
The Company was incorporated in Delaware in 2011 and is headquartered in New York, New York with 20 operating subsidiaries globally.
2.Basis of Presentation and Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2026 are not necessarily indicative of the results to be expected for the year ending January 31, 2027 or for any other interim period or for any other future year. In May 2026, the Company entered into an asset purchase agreement of certain technology and intellectual property. The aggregate consideration paid is not considered material to the Company’s consolidated financial statements.
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
•Beginning in the first quarter of fiscal year 2027, prepaid expenses and other current assets have been combined with other non-current assets, and accrued expenses and other current liabilities have been combined with other liabilities to conform to current-period presentation in the condensed consolidated statements of cash flows.
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
Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies, other than the update described below, as of and for the six months ended July 31, 2026, as compared to those described in the 2026 10-K.
Costs to Obtain Customer Contracts
Incremental and recoverable costs to obtain customer contracts, including sales commissions and fees paid to third parties, are capitalized when they are expected to be recovered. These costs are amortized on a straight-line basis over the estimated period of benefit, which is determined based on factors such as contract duration, customer relationship trends, technology lifecycle, and other relevant factors. We assess the expected period of benefit annually, considering such factors. As a result of our most recent assessment, which reflected improved customer retention, the expected period of benefit for incremental costs to acquire new and upsell agreements increased from five years to six years. This change in accounting estimate was effective February 1, 2026 and is accounted for prospectively. As a result of this change, amortization expense, which is reported in sales and marketing expenses, was lower by $0.5 million and $1.0 million for the three and six months ended July 31, 2026, respectively. The period of benefit for contract renewals continues to be based on the renewal contract’s duration.
We periodically evaluate deferred contract costs for impairment. During the three and six months ended July 31, 2026, impairment expense was $1.0 million and $1.8 million, respectively, as compared to $0.8 million and $2.1 million for three and six months ended July 31, 2025, respectively.
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
The Company’s accounts receivable at July 31, 2026 are derived from customers located primarily in North America and Asia (which includes the Middle East). No single customer accounted for more than 10% of total revenue during the three and six months ended July 31, 2026 and 2025.
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
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU 2025-05, Financial Instruments—Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), introducing a practical expedient whereby, when developing reasonable and supportable forecasts as part of estimating expected credit losses, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted ASU 2025-05 during fiscal year 2027, and the adoption did not have a material impact on its consolidated financial statements or related disclosures.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Costs to Obtain Customer Contracts
Capitalized costs to obtain customer contracts as of July 31, 2026 were $183.0 million, with $68.2 million classified as current (included in prepaid expenses and other current assets) and $114.8 million classified as non-current (included in other non-current assets). As of January 31, 2026, capitalized costs were $173.0 million, with $63.1 million classified as current and $109.9 million classified as non-current.
During the three months ended July 31, 2026 and 2025, the Company amortized costs to obtain customer contracts of $20.6 million and $13.0 million, respectively. During the six months ended July 31, 2026 and 2025, the Company amortized costs to obtain customer contracts of $38.6 million and $25.0 million, respectively.
Deferred Revenue
Deferred revenue consists primarily of customer billings made in advance of the related performance obligations being satisfied. The Company recognized revenue of $261.4 million for the six months ended July 31, 2026 that was included in the deferred revenue balance at the beginning of the period.
The Company receives payments from customers based on contractually established billing schedules. Contract assets represent revenue recognized in excess of amounts billed. As of July 31, 2026 and January 31, 2026, contract assets were $14.0 million and $10.6 million, respectively, and were included in prepaid expenses and other current assets.
Remaining Performance Obligation
Remaining performance obligation (“RPO”) represents contracted revenue that has not yet been recognized and includes both deferred revenues and amounts that will be invoiced and recognized in future periods. As of July 31, 2026, the Company’s RPO was $1,026.8 million, of which $614.1 million is expected to be recognized as revenue over the next 12 months, with the remaining balance to be recognized thereafter. As of January 31, 2026, RPO was $986.5 million, of which $618.8 million was expected to be recognized as revenue over the next 12 months.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
4.    Marketable Securities
The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the condensed consolidated balance sheets:

	July 31, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$55,207	$—	$(30)	$55,177
Municipal bonds	13,615	—	(4)	13,611
U.S. government and agency securities	96,332	2	(118)	96,216
Certificates of deposit	20,893	2	(8)	20,887
Commercial paper	35,622	—	(25)	35,597
Marketable securities	$221,669	$4	$(185)	$221,488

	January 31, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$129,930	$60	$(16)	$129,974
Municipal bonds	17,854	3	(2)	17,855
U.S. government and agency securities	115,473	14	(33)	115,454
Certificates of deposit	29,391	19	(1)	29,409
Commercial paper	46,838	11	(4)	46,845
Marketable securities	$339,486	$107	$(56)	$339,537
As of July 31, 2026 and January 31, 2026, the contractual maturities of available-for-sale marketable securities did not exceed 12 months. Interest income from cash, cash equivalents, and marketable securities was $4.0 million and $8.1 million for the three and six months ended July 31, 2026, respectively, and $5.8 million and $10.9 million for the three and six months ended July 31, 2025, respectively.
There were 58 and 27 debt securities in an unrealized loss position as of July 31, 2026 and January 31, 2026, respectively. The estimated fair value of these debt securities, for which an allowance for credit losses has not been recorded, was $182.2 million and $125.7 million as of July 31, 2026 and January 31, 2026, respectively. There were no expected credit losses recorded against the Company’s investment securities as of July 31, 2026 and January 31, 2026.
As of July 31, 2026 and January 31, 2026, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of July 31, 2026, the Company anticipates that it will recover the amortized cost basis of such fixed income securities before maturity.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
5.    Fair Value Measurements
The following tables present information about the Company’s financial assets that have been measured at fair value on a recurring basis as of July 31, 2026 and January 31, 2026, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	July 31, 2026			January 31, 2026
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial assets:
Cash equivalents:
Money market funds	$34,543	$—	$34,543	$11,095	$—	$11,095
Commercial paper	—	—	—	—	2,499	2,499
Certificates of deposit	—	—	—	—	520	520
Marketable securities:
Corporate bonds	—	55,177	55,177	—	129,974	129,974
Municipal bonds	—	13,611	13,611	—	17,855	17,855
U.S. government and agency securities	—	96,216	96,216	—	115,454	115,454
Certificates of deposit	—	20,887	20,887	—	29,409	29,409
Commercial paper	—	35,597	35,597	—	46,845	46,845
Total financial assets	$34,543	$221,488	$256,031	$11,095	$342,556	$353,651
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
The Company regularly reviews changes in the credit ratings of its debt securities and monitors relevant economic conditions to assess the risk of expected credit losses. As discussed in Note 4, Marketable Securities, as of July 31, 2026 and January 31, 2026, the maturities of available-for-sale marketable securities did not exceed 12 months; therefore, there were no securities in an unrealized loss position for more than 12 months. The Company has not recorded any impairments in the periods presented.
6.    Balance Sheet Components
Cash, Cash Equivalents, and Restricted Cash
The following table reconciles cash, cash equivalents, and restricted cash from the condensed consolidated balance sheets to amounts reported in the condensed consolidated statements of cash flows:

(in thousands)	July 31, 2026	January 31, 2026
Cash and cash equivalents	$231,415	$162,969
Restricted cash included in prepaid expenses and other current assets(1)	1,347	2,065
Restricted cash included in other non-current assets(1)	7,308	6,474
Total cash, cash equivalents, and restricted cash	$240,070	$171,508
(1) Consists primarily of collateral for letters of credit issued in lieu of deposits on certain leases and customer contracts.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Allowance for Credit Losses
Changes in the allowance for credit losses for the periods presented were as follows:

	Six Months Ended July 31,
(in thousands)	2026	2025
Allowance, beginning of period	$7,441	$8,059
Write-offs of uncollectible accounts, net	(586)	(1,446)
Provision for expected credit losses	685	2,468
Allowance, end of period	$7,540	$9,081
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(in thousands)	July 31, 2026	January 31, 2026
Deferred contract costs, current portion	$68,170	$63,136
Contract assets	14,005	10,580
Prepaid software costs	9,234	9,203
Prepaid hosting and data costs	3,812	2,504
Other	19,518	21,970
Prepaid expenses and other current assets	$114,739	$107,393
Depreciation and Amortization
Accumulated amortization associated with capitalized internal-use software was $64.1 million and $57.1 million as of July 31, 2026 and January 31, 2026, respectively. Accumulated depreciation and amortization associated with fixed assets was $28.6 million and $27.6 million as of July 31, 2026 and January 31, 2026, respectively.
Depreciation and amortization expense consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Amortization expense for capitalized internal-use software	$3,823	$3,512	$7,011	$6,934
Depreciation and amortization expense	$1,045	$1,156	$2,136	$2,414
The Company capitalized internal-use software costs, including stock-based compensation, of $5.5 million and $5.1 million for the three months ended July 31, 2026 and 2025, respectively, and $10.4 million and $8.8 million for the six months ended July 31, 2026 and 2025, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	July 31, 2026	January 31, 2026
Accrued compensation and benefits (1)	$32,166	$62,729
Accrued taxes payable	15,825	18,186
Other	11,061	10,623
Accrued expenses and other current liabilities	$59,052	$91,538
(1) Includes $0.7 million and $0.8 million of accrued employee contributions under the Company’s 2021 Employee Stock Purchase Plan (“ESPP”) at July 31, 2026 and January 31, 2026, respectively.

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
7.    Leases
The Company leases corporate office space under non-cancelable operating leases with various expiration dates. The Company did not have any finance leases during the three and six months ended July 31, 2026 and 2025.
The components of lease expense were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$3,042	$3,048	$6,114	$6,031
Variable lease cost	301	356	675	705
Short-term lease cost	32	118	69	234
Total lease cost	$3,375	$3,522	$6,858	$6,970
The weighted average remaining lease term and discount rate were as follows:

	July 31, 2026	January 31, 2026
Weighted average remaining lease term (years)	6.27	6.46
Weighted average discount rate	8.46%	8.41%
The maturities of lease liabilities under non-cancelable operating leases, net of lease incentives, were as follows:

(in thousands)
Fiscal year ended January 31,
2027 (remaining six months)	$5,384
2028	9,892
2029	8,130
2030	6,736
2031	6,208
2032	6,497
Thereafter	11,070
Total minimum lease payments	53,917
Less: imputed interest	(12,565)
Total	$41,352
8.    Commitments and Contingencies
Cash Collateral Agreements
The Company maintains cash collateral agreements in lieu of letters of credit for certain leases and customer contracts. As of July 31, 2026 and January 31, 2026, approximately $8.7 million and $8.5 million, respectively, is outstanding under these cash collateral agreements, which is classified as restricted cash and reported within prepaid expenses and other current assets ($1.3 million and $2.1 million, respectively) and other non-current assets ($7.4 million and $6.4 million, respectively) on the condensed consolidated balance sheets.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In management’s opinion, resolution of all current matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. However, if an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations for that period. At July 31, 2026, the Company had no provision for liability related to the litigation discussed below.
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
Share Repurchase Program
On June 4, 2025, the Company announced that the Board had authorized and approved a share repurchase plan (the “2025 Share Repurchase Program”), which authorized the Company to periodically repurchase up to $150 million of its Class A common stock through June 30, 2026. During the third quarter of fiscal year 2026, the Company completed the full purchase authorization of $150 million under the 2025 Share Repurchase Program, and all of the shares repurchased under the 2025 Share Repurchase Plan were returned to the Company’s authorized but unissued share reserve.
During the three and six months ended July 31, 2025, the Company repurchased 16,494,694 shares of its Class A common stock associated with the 2025 Share Repurchase Program for an aggregate cost of $140.4 million, including commissions.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company’s share repurchases are subject to the one percent excise tax enacted by the Inflation Reduction Act of 2022 (the “IRA”). The excise tax is calculated based on the net number of shares repurchased during the year, which is equal to shares repurchased less any shares issued as a result of option exercises, restricted stock unit (“RSU”) vesting, or employee stock purchase plan (“ESPP”) purchases. Excise taxes are recorded as an adjustment to additional paid-in-capital. The Company recorded a reversal of excise taxes of $0.1 million and excise taxes of $0.7 million during the three and six months ended July 31, 2026, respectively, and recorded excise taxes of $1.0 million during both the three and six months ended July 31, 2025.
Subsequent to the end of the reporting period, on September 1, 2026, the final settlement under the ASR Agreement resulted in the Company receiving an additional 4,995,125 shares of Class A common stock based on the final reference price of $5.65. These additional shares were returned to the Company’s authorized but unissued share reserve and recorded as a reduction to additional paid-in-capital on the settlement date. As of September 1, 2026, a total of 22,118,413 shares of Class A common stock were repurchased, completing the repurchases under the ASR Agreement. In connection with the final settlement, no additional cash consideration was paid by the Company.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Summary of Stock Option Activity
A summary of the Company’s stock option activity for the six months ended July 31, 2026 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
	(in thousands)		(in years)
Outstanding as of January 31, 2026	13,918	$6.68	4.1
Exercised	(302)	$4.20
Forfeited	(217)	$9.85
Expired	—	$—
Outstanding as of July 31, 2026	13,399	$6.69	3.6

Exercisable as of July 31, 2026	13,147	$6.57	3.6
Vested and expected to vest as of July 31, 2026	13,399	$6.69	3.6
Summary of Restricted Stock Unit Activity
A summary of the Company’s RSU activity for the six months ended July 31, 2026 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2026	16,619	$8.97
Granted	11,124	$5.72
Vested	(4,680)	$8.90
Cancelled/forfeited	(2,760)	$8.61
Outstanding as of July 31, 2026	20,303	$7.25
Summary of Performance-Based Stock Units Activity
A summary of the Company’s PSU activity for the six months ended July 31, 2026 is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding as of January 31, 2026	3,047	$11.11
Granted	—	$—
Vested	—	$—
Cancelled/forfeited	(54)	$13.42
Outstanding as of July 31, 2026	2,993	$11.06
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
market and performance conditions discussed above, certain 2025 PSUs also include an extended service period beyond the performance condition achievement dates for the shares to vest.
As of July 31, 2026, it was deemed probable that the performance conditions associated with the 2024 and 2025 PSUs will be met by their respective achievement dates, such that 100% of the 2024 and 2025 PSUs will vest. The compensation expense associated with the Market Condition PSUs is recognized based on the grant-date fair value calculation, regardless of the ultimate total shareholder return outcome.
Summary of Stock-Based Compensation Expense
Stock-based compensation expense included in operating results was classified as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Cost of revenue:
Subscription	$388	$223	$736	$488
Professional services	566	726	1,344	1,118
Research and development	4,046	4,204	8,220	8,090
Sales and marketing	4,485	6,124	9,282	12,419
General and administrative	10,926	10,027	20,830	19,603
Restructuring	—	—	—	866
Stock-based compensation, net of amounts capitalized	20,411	21,304	40,412	42,584
Capitalized stock-based compensation	799	388	1,505	1,305
Total stock-based compensation	$21,210	$21,692	$41,917	$43,889
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share data)	2026	2025	2026	2025
Net income per share – basic:
Numerator:
Net income	$7,118	$12,615	$11,299	$11,047
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	235,556	254,391	237,996	255,501
Net income per common share, basic	$0.03	$0.05	$0.05	$0.04
Net income per share – diluted:
Numerator:
Net income	$7,118	$12,615	$11,299	$11,047
Denominator:
Weighted-average shares outstanding used in computing net income per share, basic	235,556	254,391	237,996	255,501
Weighted-average effect of diluted securities:
Stock options	1,774	5,124	1,936	5,427
PSUs	149	1,822	68	1,927
RSUs	361	1,864	366	1,587
Weighted-average shares outstanding used in computing net income per share, diluted	237,840	263,201	240,366	264,442
Net income per common share, diluted	$0.03	$0.05	$0.05	$0.04
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as     follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Stock options	5,040	3,870	5,040	3,870
PSUs	1,585	697	1,585	697
RSUs	16,111	10,481	16,111	12,408
ESPP rights	129	121	129	121
Warrants to purchase common stock	—	2,500	—	2,500
Total shares excluded from net income per share	22,865	17,669	22,865	19,596
12.    Income Taxes
The Company computes its year-to-date provision for income taxes by applying the estimated annual effective tax rate to year-to-date pretax income or loss and adjusts the provision for discrete tax items recorded in the period. During the three months ended July 31, 2026 and 2025, the Company recorded an income tax provision of $5.6 million and $11.1 million, respectively. During the six months ended July 31, 2026 and 2025, the Company recorded an income tax provision of $17.7 million and $17.9 million, respectively.
During the three and six months ended July 31, 2026, the Company’s effective tax rate differed from the U.S. federal statutory tax rate primarily due to the impact of non-deductible items, state taxes, and foreign tax rate differential on non-U.S. income. During the three and six months ended July 31, 2026, the Company also recorded discrete income tax expense related to the impact of non-deductible stock-based compensation of $2.9 million and $6.8 million, respectively, and withholding tax of $0.9 million and $2.1 million, respectively, and changes in uncertain tax positions for certain of the Company’s non-U.S. entities of $(2.7) million and $(0.4) million, respectively. During the three and six months ended July 31, 2025, the Company’s effective tax rate differed from the U.S. federal statutory tax rate primarily due to the impact of non-deductible items, stock-based compensation, and foreign tax rate differential on non-U.S. income. During the three and six months ended July 31, 2025, the Company also recorded discrete income tax expense

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
related to impacts of non-deductible stock-based compensation of $1.5 million and $4.5 million, respectively, and withholding tax of $1.9 million and $3.5 million, respectively.
The Company monitors the realizability of its deferred tax assets taking into account all relevant factors at each reporting period. As of July 31, 2026, based on the relevant weight of positive and negative evidence, including cumulative taxable income over the past three years, which is objective and verifiable, and consideration of its expected future taxable earnings, the Company concluded that it is more likely than not that its deferred tax assets are realizable.
The IRA was signed into law on August 16, 2022. The bill was meant to address the high inflation rate in the U.S. through various climate, energy, healthcare, and other incentives. These incentives are meant to be paid for by the tax provisions included in the IRA, such as a 15 percent corporate minimum tax, an excise tax on stock buybacks, additional Internal Revenue Service funding to improve taxpayer compliance, and other items. During the three and six months ended July 31, 2026, the Company paid $0.8 million in excise taxes associated with the Company’s share repurchase programs. As of July 31, 2026, the Company has accrued $0.7 million in excise taxes associated with the 2026 Share Repurchase Program. During the three and six months ended July 31, 2025, the Company paid $1.9 million of excise taxes associated with the share repurchase program that the Board had authorized and approved in 2024. As of July 31, 2025, the Company had accrued $1.0 million of excise taxes associated with the 2025 Share Repurchase Program.
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
Changes in the restructuring liability for the periods presented are set forth in the table below:

	Six Months Ended July 31,
(in thousands)	2026	2025
Accrual, beginning of period	$1,642	$—
Restructuring charges(1)	(1,082)	14,463
Cash payments	(560)	(13,037)
Accrual, end of period	$—	$1,426
(1) Restructuring costs shown in the table above do not include related stock-based compensation expense of $0.9 million for the six months ended July 31, 2025. There was no related stock-based compensation expense for the six months ended July 31, 2026. Stock-based compensation expense associated with the Company’s restructuring plans is included in restructuring on the consolidated statements of operations. The reversal of restructuring costs for the six months ended July 31, 2026 was attributable to the favorable resolution of certain restructuring-related liabilities and insurance recoveries.
Restructuring liabilities are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.
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

SPRINKLR, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s Unified-CXM platform:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Americas	$110,421	$110,207	$223,282	$227,794
EMEA	80,421	81,651	157,466	153,687
Other	22,901	20,182	52,474	36,059
Total revenue	$213,743	$212,040	$433,222	$417,540
The U.S. was the only country that represented more than 10% of the Company’s revenues, comprising $101.9 million and $103.3 million in the three months ended July 31, 2026 and 2025, respectively, and $206.2 million and $213.0 million for the six months ended July 31, 2026 and 2025, respectively.

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
Our customer base is diverse, spanning global enterprises across a broad array of industries and geographies, as well as marketing agencies, government departments, non-profit, and educational institutions. As of July 31, 2026, we have customers in more than 90 countries, with our platform supporting over 150 languages.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
RPO and cRPO
Remaining Performance Obligation (“RPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in future periods. Current RPO (“cRPO”) represents contracted revenue that has not yet been recognized and includes deferred revenue and amounts that will be invoiced and recognized in the next 12 months. As of July 31, 2026, our RPO was $1,026.8 million, and our cRPO was $614.1 million.
Net Dollar Expansion Rate
We believe that net dollar expansion rate (“NDE”) is an indicator of the value that our platform delivers to customers. We calculate NDE to measure our ability to retain and expand subscription revenue from our existing customers. NDE compares our subscription revenue from the same set of customers across comparable periods and reflects customer renewals, expansion, contraction, and churn. We calculate NDE by dividing (i) subscription revenue in the trailing 12-month period from those customers who were on our platform during the most recent prior 12-month period by (ii) subscription revenue from the same customers in the preceding prior 12-month period. This calculation is net of upsells, contraction, cancellation, or expansion during the period, but excludes subscription revenue from new customers. Our NDE, on a trailing 12-month basis, was 102.4% and 102.2% for the 12-month periods ended July 31, 2026 and 2025, respectively.
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
Cost of Revenue
Cost of subscription revenue consists primarily of costs to host our software platform; data costs, including cost of third-party data utilized in our platform; personnel-related expenses for our subscription and support operations personnel, including salaries, benefits, bonuses and stock-based compensation; professional fees; software costs; travel expenses; the amortization of our capitalized internal-use software; and allocated overhead expenses, including facilities costs for our subscription and support operations. We expect that cost of subscription revenue will increase in absolute dollars as we expand our customer base and make continued investments in our cloud infrastructure and support organization. Furthermore, we estimate that AI, data, and hosting costs with various partners may rise in the near term.
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
Our gross margin on subscription revenue is significantly higher than our gross margin on professional services revenue, and as a result, our gross margin may vary from period to period if our mix of revenue or cost of revenue fluctuates. In addition, because personnel-related expenses represent the largest component of cost of professional services revenue, we may experience changes in our professional services gross margin due to the timing of delivery of those services. We expect that our gross margin will decline in the near term due to higher AI, data, and hosting costs, coupled with higher service delivery costs, and, in the long term, will vary from period to period.
Operating Expenses
Our operating expenses consist of research and development, sales and marketing, general and administrative and restructuring expenses.
Research and Development Expenses
Research and development expenses consist primarily of costs relating to the maintenance, continued development and enhancement of our Unified-CXM platform and includes personnel-related expense for our research and development organization, including salaries, benefits, bonuses and stock-based compensation, professional fees, travel expenses and allocated overhead expenses, including facilities costs. Research and development expenses are expensed as incurred, except for internal-use software development costs that qualify for capitalization. We expect research and development expenses to generally increase in absolute dollars as we continue to innovate and invest in enhancing and expanding the capabilities of our Unified-CXM platform.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel-related expenses for our sales and marketing organization, including salaries, commissions, stock-based compensation, benefits, payroll taxes, and bonuses, as well as advertising, marketing, promotional and brand awareness activities, travel expenses, software costs, allocated rent and facility expenses, and referral fees. Sales commissions and referral fees are considered incremental and recoverable costs of obtaining a contract with a customer and are deferred and amortized on a straight-line basis over the expected period of benefit. We expect sales and marketing expenses to generally increase in absolute dollars as we continue to drive the growth of our business. We continue to optimize our sales and marketing expenses and seek efficiencies in our investments.
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

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Revenue:
Subscription	$194,845	$188,473	$389,634	$372,600
Professional services	18,898	23,567	43,588	44,940
Total revenue	213,743	212,040	433,222	417,540
Cost of revenue:
Subscription (1)	50,880	43,177	101,734	85,363
Professional services (1)	23,672	24,261	49,266	44,706
Total cost of revenue	74,552	67,438	151,000	130,069
Gross profit	139,191	144,602	282,222	287,471
Operating expenses:
Research and development (1)	24,434	23,162	47,794	45,973
Sales and marketing (1)	70,926	70,583	145,857	141,654
General and administrative (1)	34,302	35,569	69,087	69,998
Restructuring (1)	(428)	(984)	(1,082)	15,329
Total operating expenses	129,234	128,330	261,656	272,954
Operating income	9,957	16,272	20,566	14,517
Other income, net	2,789	7,469	8,478	14,399
Income before provision for income taxes	12,746	23,741	29,044	28,916
Provision for income taxes	5,628	11,126	17,745	17,869
Net income	$7,118	$12,615	$11,299	$11,047
(1) Includes stock-based compensation expense, net of amounts capitalized, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Cost of revenue:
Subscription	$388	$223	$736	$488
Professional services	566	726	1,344	1,118
Research and development	4,046	4,204	8,220	8,090
Sales and marketing	4,485	6,124	9,282	12,419
General and administrative	10,926	10,027	20,830	19,603
Restructuring	—	—	—	866
Stock-based compensation expense, net of amounts capitalized	$20,411	$21,304	$40,412	$42,584

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of total revenue (1):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue:
Subscription	91%	89%	90%	89%
Professional services	9%	11%	10%	11%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Subscription	24%	20%	23%	20%
Professional services	11%	11%	11%	11%
Total cost of revenue	35%	31%	35%	31%
Operating expenses:
Research and development	11%	11%	11%	11%
Sales and marketing	33%	33%	34%	34%
General and administrative	16%	17%	16%	17%
Restructuring	0%	0%	0%	4%
Total operating expenses	60%	61%	60%	65%
Operating income	5%	8%	5%	3%
Other income, net	1%	4%	2%	3%
Income before provision for income taxes	6%	11%	7%	7%
Provision for income taxes	3%	5%	4%	4%
Net income	3%	6%	3%	3%
(1) Totals may not foot due to rounding
Comparison of the Three Months Ended July 31, 2026 and 2025
Revenue

	Three Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Subscription	$194,845	$188,473	$6,372	3%
Professional services	18,898	23,567	(4,669)	(20)%
Total revenue	$213,743	$212,040	$1,703	1%
The increase in subscription revenue was primarily attributable to growth from existing customers, driven by customers expanding their use of our platform, both by increasing their subscription volumes and adding new features, as well as growth from new customers. These gains were partially offset by reductions in contract size and non-renewals, particularly among customers adjusting budgets or deferring investments in response to broader economic pressures.
The decrease in professional services revenue was primarily due to one-time implementation services for large-scale enterprise projects that occurred in the prior year period, as well as lower managed services activity during the current year period.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Cost of revenue:
Subscription	$50,880	$43,177	$7,703	18%
Professional services	23,672	24,261	(589)	(2)%
Total cost of revenue	$74,552	$67,438	$7,114	11%
Gross margin - subscription	74%	77%
Gross margin - professional services	(25)%	(3)%
The increase in cost of subscription revenue was primarily due to (i) an increase of $4.3 million in third-party cloud, network infrastructure, AI, and data costs, partially attributable to increased customer demand, as well as higher rates from our third-party providers, and (ii) higher personnel-related costs of $1.6 million, partially driven by increased headcount.
The decrease in cost of professional services revenue was primarily due to lower personnel-related costs.
Gross margin for subscription decreased by three percentage points, primarily driven by increased costs associated with third-party cloud, network infrastructure, AI, and data. Gross margin for professional services was (25)% and (3)% during the three months ended July 31, 2026 and 2025, respectively, largely driven by higher delivery costs associated with complex implementations.
Research and Development Expenses

	Three Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Research and development	$24,434	$23,162	$1,272	5%
% of revenue	11%	11%
The increase in research and development expenses was primarily due to a $1.5 million increase in personnel costs, primarily driven by annual merit increases, which was partially offset by a $0.4 million decrease as a result of an increase in capitalized research and development costs.
Sales and Marketing Expenses

	Three Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$70,926	$70,583	$343	—%
% of revenue	33%	33%
Sales and marketing expenses remained relatively flat compared to the prior year period.
General and Administrative Expenses

	Three Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$34,302	$35,569	$(1,267)	(4)%
% of revenue	16%	17%
The decrease in general and administrative expenses was primarily due to a $1.4 million decrease in professional and related fees, primarily driven by a reduction in legal costs.

Restructuring Expenses

	Three Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Restructuring	$(428)	$(984)	$556	(57)%
% of revenue	N.M.	N.M.
N.M. - not meaningful
The fiscal year 2027 amount reflects insurance recoveries related to the global workforce reduction implemented in February 2025, while the fiscal year 2026 amount reflects accrual adjustments associated with the same workforce reduction. As of July 31, 2026, all payments associated with this reduction in global workforce have been completed. Refer to Note 13, Restructuring Charges, included in “Part I. Item 1. Financial Statements” of this Form 10-Q for additional information related to our restructuring charges.
Other Income, Net

	Three Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Other income, net	$2,789	$7,469	$(4,680)	(63)%
% of revenue	1%	4%
The decrease in other income, net was primarily due to (i) higher net foreign currency losses and (ii) lower interest income from money market and short-term investments, resulting from lower average balances and interest rates.
Provision for Income Taxes

	Three Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Provision for income taxes	$5,628	$11,126	$(5,498)	(49)%
% of revenue	3%	5%
The decrease in provision for income tax relates primarily to decreases in the income before provision for income taxes for the three months ended July 31, 2026 compared to the prior period. The provision for income tax for the three months ended July 31, 2026 includes a $(2.7) million discrete income tax charge for changes to our uncertain tax positions related to our non-U.S. entities.
Comparison of the Six Months Ended July 31, 2026 and 2025
Revenue

	Six Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Subscription	$389,634	$372,600	$17,034	5%
Professional services	43,588	44,940	(1,352)	(3)%
Total revenue	$433,222	$417,540	$15,682	4%
The increase in subscription revenue was primarily attributable to growth from existing customers, driven by customers expanding their use of our platform, both by increasing their subscription volumes and adding new features, as well as growth from new customers. These gains were partially offset by reductions in contract size and non-renewals, particularly among customers adjusting budgets or deferring investments in response to broader economic pressures.
The decrease in professional services revenue was primarily due to lower managed services activity during the current year period, partially offset by an increase in implementation services.

Cost of Revenue and Gross Margin

	Six Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Cost of subscription revenue	$101,734	$85,363	$16,371	19%
Cost of professional services revenue	49,266	44,706	4,560	10%
Total cost of revenue	$151,000	$130,069	$20,931	16%
Gross margin - subscription	74%	77%
Gross margin - professional services	(13)%	1%
The increase in cost of subscription revenue was primarily due to (i) an increase of $10.0 million in third-party cloud, network infrastructure, data, and AI costs, partially attributable to increased customer demand, as well as higher rates from our third-party providers, and (ii) higher personnel-related costs of $3.3 million, partially driven by increased headcount.
The increase in cost of professional services revenue was primarily due to (i) a $3.4 million increase in subcontractor costs as a result of higher partner delivery costs and (ii) higher personnel-related costs of $0.7 million, primarily driven by annual merit increases.
Gross margin for subscription decreased by three percentage points, primarily driven by increased costs associated with third-party cloud, network infrastructure, data and AI. Gross margin for professional services was (13)% and 1% during the six months ended July 31, 2026 and 2025, respectively, largely driven by higher delivery costs associated with complex implementations.
Research and Development Expenses

	Six Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Research and development	$47,794	$45,973	$1,821	4%
% of revenue	11%	11%
The increase in research and development expenses was primarily due to a $2.9 million increase in personnel costs partially driven by annual merit increases, which was partially offset by a $1.7 million increase in capitalized research and development costs.
Sales and Marketing Expenses

	Six Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$145,857	$141,654	$4,203	3%
% of revenue	34%	34%
The increase in sales and marketing expenses was primarily due to a net increase in personnel costs of $5.7 million, largely driven by higher commission costs of $10.0 million from larger deals, partially offset by a $3.1 million decrease in stock-based compensation expense and a $1.3 million net increase in capitalized commissions.
General and Administrative Expenses

	Six Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$69,087	$69,998	$(911)	(1)%
% of revenue	16%	17%
The decrease in general and administrative expenses was primarily due to a $1.8 million decrease in the allowance for credit losses. This decrease was partially offset by an increase in personnel-related costs of $1.4 million, partially attributable to increased stock-based compensation expense.

Restructuring Expenses

	Six Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Restructuring	$(1,082)	$15,329	$(16,411)	(107)%
% of revenue	N.M.	4%
N.M. - not meaningful
The fiscal year 2027 amount reflects insurance recoveries and the favorable resolution of certain restructuring-related liabilities related to the global workforce reduction implemented in the first quarter of fiscal year 2026, while the fiscal year 2026 amount reflects costs incurred associated with the same workforce reduction initiative. Refer to Note 13, Restructuring Charges, included in “Part I. Item 1. Financial Statements” of this Form 10-Q for additional information related to our restructuring charges.
Other Income, Net

	Six Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Other income, net	$8,478	$14,399	$(5,921)	(41)%
% of revenue	2%	3%
The decrease in other income, net was primarily due to (i) lower net foreign currency gains and (ii) lower interest income from money market and short-term investments, resulting from lower average balances and interest rates.
Provision for Income Taxes

	Six Months Ended July 31,
(in thousands)	2026	2025	$ Change	% Change
Provision for income taxes	$17,745	$17,869	$(124)	(1)%
% of revenue	4%	4%
The decrease in provision for income tax relates primarily to decreases in the income before provision for income taxes for the six months ended July 31, 2026 compared to the prior period.

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

A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Non-GAAP gross profit and gross margin:
U.S. GAAP gross profit	$139,191	$144,602	$282,222	$287,471
Stock-based compensation expense and related charges(1)	975	955	2,127	1,625
Amortization of stock-based compensation expense - capitalized internal-use software	632	692	1,269	1,341
Non-GAAP gross profit	$140,798	$146,249	$285,618	$290,437
Gross margin	65%	68%	65%	69%
Non-GAAP gross margin	66%	69%	66%	70%

Non-GAAP operating income and operating margin:
U.S. GAAP operating income	$9,957	$16,272	$20,566	$14,517
Stock-based compensation expense and related charges(2)	20,685	21,450	41,180	42,214
Amortization of stock-based compensation expense - capitalized internal-use software	632	692	1,269	1,341
Litigation costs(3)	172	816	820	1,585
Acquisition-related costs	281	—	281	—
Restructuring costs(4)	(428)	(984)	(1,082)	15,329
Non-GAAP operating income	$31,299	$38,246	$63,034	$74,986
Operating margin	5%	8%	5%	3%
Non-GAAP operating margin	15%	18%	15%	18%
(1) Employer payroll tax related to stock-based compensation for the periods ended July 31, 2026 and 2025 was immaterial as to the impact to gross profit.
(2) Includes employer payroll tax related to stock-based compensation expense of $0.3 million and $0.1 million for the three months ended July 31, 2026 and 2025, respectively, and $0.8 million and $0.5 million of employer payroll tax related to stock-based compensation expense for the six months ended July 31, 2026 and 2025, respectively.
(3) Relates to litigation, settlement, and related costs deemed unrelated to our core business operations.
(4) Includes employer payroll tax related to restructuring expenses of nil for both the three and six months ended July 31, 2026 and nil and $0.7 million for the three and six months ended July 31, 2025, respectively. Refer to Note 13, Restructuring Charges, included in “Part I, Item 1. Financial Statements” of this Form 10-Q for additional information.

	Three Months Ended July 31,
	2026			2025
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income and earnings per share:
U.S. GAAP net income	$7,118	$0.03	$0.03	$12,615	$0.05	$0.05
Stock-based compensation expense and related charges(1)	20,685	0.09	0.09	21,450	0.08	0.08
Amortization of stock-based compensation expense - capitalized internal-use software	632	—	—	692	—	—
Income tax expense(2)	(3,235)	(0.01)	(0.01)	(760)	—	—
Litigation costs(3)	172	—	—	816	—	—
Acquisition-related costs	281	—	—	—	—	—
Restructuring costs(4)	(428)	—	—	(984)	—	—
Non-GAAP net income	$25,225	$0.11	$0.11	$33,829	$0.13	$0.13
Weighted-average shares outstanding		235,556	237,840		254,391	263,201

	Six Months Ended July 31,
	2026			2025
	(in thousands)	Per Share-Basic	Per Share-Diluted	(in thousands)	Per Share-Basic	Per Share-Diluted
Non-GAAP net income and earnings per share:
U.S. GAAP net income	$11,299	$0.05	$0.05	$11,047	$0.04	$0.04
Stock-based compensation expense and related charges(1)	41,180	0.17	0.17	42,214	0.17	0.16
Amortization of stock-based compensation expense - capitalized internal-use software	1,269	—	—	1,341	—	—
Income tax expense(2)	(848)	—	—	(5,371)	(0.02)	(0.02)
Litigation costs(3)	820	—	—	1,585	0.01	0.01
Acquisition-related costs	281	—	—	—	—	—
Restructuring costs(4)	(1,082)	—	—	15,329	0.06	0.06
Non-GAAP net income	$52,919	$0.22	$0.22	$66,145	$0.26	$0.25
Weighted-average shares outstanding		237,996	240,366		255,501	264,442
(1) Includes employer payroll tax related to stock-based compensation expense of $0.3 million and $0.1 million for the three months ended July 31, 2026 and 2025, respectively, and $0.8 million and $0.5 million for the six months ended July 31, 2026 and 2025, respectively.
(2) Represents the Company’s current and deferred income tax expense commensurate with the non-GAAP measure of profitability using a non-GAAP tax rate of 26% for both the three and six months ended July 31, 2026 and 2025. The Company uses an annual tax rate in its computation of the non-GAAP income tax provision and excludes the direct impact of stock-based compensation expense, employer tax costs related to stock-based compensation, intangible amortization expense, amortization of stock-based compensation expense associated with capitalized internal-use software, non-recurring litigation costs, restructuring costs, and settlement of prior year tax positions.
(3) Relates to litigation, settlement, and related costs deemed unrelated to our core business operations.
(4) Includes employer payroll tax related to restructuring expenses of nil for both the three and six months ended July 31, 2026 and nil and $0.7 million for the three and six months ended July 31, 2025, respectively. Refer to Note 13, Restructuring Charges, included in “Part I, Item 1. Financial Statements” of this Form 10-Q for additional information.

(in thousands)	Six Months Ended July 31,
Free cash flow:	2026	2025
Net cash provided by operating activities	$88,546	$118,567
Purchase of property and equipment	(701)	(654)
Capitalized internal-use software	(8,912)	(7,459)
Free cash flow	$78,933	$110,454
Liquidity and Capital Resources
Overview
As of July 31, 2026, our principal sources of liquidity were $231.4 million of cash and cash equivalents and $221.5 million of highly liquid marketable securities. We believe that our existing cash, cash equivalents, marketable securities, and cash from operations will be sufficient to meet our working capital needs, capital expenditures, and financing obligations for at least the next 12 months and over the long term. The majority of our cash, cash equivalents, and marketable securities is held in the U.S., and we do not anticipate a need to repatriate cash held outside of the U.S. Further, it is our intent to indefinitely reinvest these funds outside the U.S., and, therefore, we have not provided for any U.S. income taxes.
Cash Collateral Agreements and Restricted Cash
We maintain cash collateral agreements in lieu of letter of credit facilities for certain leases and customer contracts. As of July 31, 2026, $8.7 million was outstanding under these cash collateral agreements. For additional information regarding our collateral agreements, see Note 8, Commitments and Contingencies, included in “Part I, Item 1. Financial Statements” of this Form 10-Q.
Share Repurchase Program
On March 11, 2026, we announced that our board of directors (the “Board”) had authorized and approved a share repurchase plan (the “2026 Share Repurchase Program”), whereby we were authorized to periodically repurchase up to $200 million of Class A common stock through March 15, 2027. The 2026 Share Repurchase program consists of the following components: (i) a variable tenor accelerated share repurchase agreement (“ASR Agreement”) for $125 million under the 2026 Share Repurchase Program, which was entered into on March 13, 2026, and (ii) an authorization to purchase up to an additional $75 million of Class A common stock at the Company’s discretion over the next year, subject to market conditions and other factors. Repurchases under the program are expected to be funded using cash on hand, cash equivalents, and marketable securities. As of September 1, 2026, a total of 22,118,413 shares of Class A common stock were repurchased, completing the repurchases under the ASR Agreement.
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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended July 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$88,546	$118,567
Net cash provided by (used in) investing activities	$104,211	$(15,443)
Net cash used in financing activities	$(122,406)	$(125,121)
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
Operating Activities
For the six months ended July 31, 2026, cash provided by operating activities was $88.5 million, which consisted of net income of $11.3 million, adjusted for non-cash expenses of $63.9 million and $13.3 million of net cash flows provided as a result of changes in operating assets and liabilities. The $13.3 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected an $105.1 million decrease in accounts receivable due to collections outpacing billings. This increase to cash flows from operations was partially offset by (i) a $35.9 million decrease in accrued expenses and other liabilities primarily due to the timing of bonus, commission, and income tax payments, (ii) a $33.7 million decrease in deferred revenue as a result of recognized revenue exceeding billings, (iii) an $13.3 million increase in prepaid expenses and other assets primarily due to higher capitalized commissions, (iv) a $4.5 million decrease in operating lease liabilities due to ongoing payments for leased properties, and (v) a $4.3 million decrease in accounts payable due to timing of vendor payments.
For the six months ended July 31, 2025, cash provided by operating activities was $118.6 million, which consisted of net income of $11.0 million, adjusted for non-cash expenses of $64.6 million and $42.9 million of net cash flows provided as a result of changes in operating assets and liabilities. The $42.9 million of net cash flows provided as a result of changes in our operating assets and liabilities reflected an $81.0 million decrease in accounts receivable due to collections outpacing billings. This increase to cash flows from operations was partially offset by (i) a $17.5 million decrease in accrued expenses and other liabilities primarily due to the timing of commission and bonus payments and (ii) a $13.2 million decrease in deferred revenue as a result of recognized revenue exceeding billings.
Investing Activities
For the six months ended July 31, 2026, net cash provided by investing activities was $104.2 million and primarily consisted of $187.7 million of sales and maturities of marketable securities. This increase in cash flows from investing activities was partially offset by $69.0 million of purchases of marketable securities.
For the six months ended July 31, 2025, net cash used in investing activities was $15.4 million and primarily consisted of $269.7 million of purchases of marketable securities and $7.5 million in capitalized internal-use software costs. These decreases in cash flows from investing activities were partially offset by $262.6 million of sales and maturities of marketable securities.
Financing Activities
For the six months ended July 31, 2026, net cash used in financing activities was $122.4 million, which primarily consisted of $125.8 million of payments, including excise tax, associated with the 2025 and 2026 Share Repurchase Programs.

For the six months ended July 31, 2025, net cash used in financing activities was $125.1 million, which consisted of payments for the 2025 Share Repurchase Program of $140.8 million, partially offset by $12.9 million of proceeds from the exercise of stock options and proceeds from the purchase of stock under our 2021 Employee Stock Purchase Plan (“ESPP”) of $2.8 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk to earnings or asset and liability values resulting from movements in market prices. Our market risk exposures include (i) foreign currency exchange risk related to transactions and earnings in currencies other than the U.S. dollar; and (ii) interest rate risk due to changes in the relationship between the interest rates on our assets. A hypothetical 10% change in the Indian rupee, Euro, United Arab Emirates dirham, Brazilian real, and British Pound sterling rates during the three and six months ended July 31, 2026 would have had a $1.6 million and $2.9 million impact on our results of operations, respectively. A hypothetical 10% change in interest rates during the periods presented would not have had a significant impact on our condensed consolidated financial statements.
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
Pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2026. Based on such evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the three months ended July 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our historical revenue growth may not be indicative of our future growth. Our revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
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
•We use artificial intelligence (“AI”) in our products, including agentic AI, which may result in operational challenges, legal liability, reputational concerns, and competitive risks.
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
Risks Related to Our Growth
Our historical revenue growth may not be indicative of our future growth. Our revenue growth also makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
Our revenue was $213.7 million and $212.0 million for the three months ended July 31, 2026 and 2025, respectively, and $433.2 million and $417.5 million for the six months ended July 31, 2026 and 2025, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Even if our revenue continues to increase, our revenue growth rate may decline in the future as a result of a variety of factors, including the maturation of our business. Overall growth of our revenue depends on a number of factors, including our ability to:
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
We have incurred significant net losses in the past, and we had an accumulated deficit of $289.4 million and $300.7 million as of July 31, 2026 and January 31, 2026, respectively. While we have experienced revenue growth and profitability in recent periods, we are not certain whether or when we will obtain sufficient sales to sustain or increase our revenue growth or maintain profitability in the future. We expect that our costs will increase over time, and we could incur future losses, as we expect to invest significant additional funds in our business. In recent years, we have financed our operations principally through subscription payments by customers for use of our Unified-CXM platform. We have expended, and expect to continue to expend, substantial financial and other resources on:
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
Any failure of our Unified-CXM platform to satisfy customer demands, achieve increased market acceptance, or adapt to changing market dynamics would adversely affect our business, results of operations, financial condition, and growth prospects.
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
Also, while we have incurred an immaterial amount of incremental costs in connection with the 2026 Iran conflict through July 31, 2026, we may in the future incur additional and unanticipated costs in connection with the current or future conflicts or other force majeure events, which may be significant, in responding to or mitigating the effects of such events, including through emergency data and software transfers, changes to hosting locations, or the relocation of our employees or operations. Any of these impacts could harm our reputation, adversely affect customer relationships, particularly with regulated or public-sector customers, and have a material adverse effect on our business, financial condition, and results of operations.
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
Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform and introduce new products, features, and functionality. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, and may have interoperability difficulties with our Unified-CXM platform or other products. Furthermore, while we generally expect that enhancements and improvements to our products will attract new customers, certain of our customer agreements restrict our ability to materially change the features and functionality of our products or may obligate us to specific configurations or requirements, including, in some cases, prohibiting the use of AI or generative AI in our products, which could result in violations of those customer agreements, or increased operational difficulties and costs due to our need to deploy different versions of our products to different customers, such as through enabling or disabling certain features, or cause such customers not to renew their agreements (and, therefore, loss in revenue from such customers) as a result of our new products, features, and functionality. We have in the past experienced, and may in the future experience, delays in our planned release dates of new products, features, and functionality, and there can be no assurance that these developments will be released according to schedule. We also have invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our Unified-CXM platform. If we are unable to successfully develop, release, acquire, or integrate new products, features, and functionality, or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, or if a customer is not satisfied with the quality of work performed by us or with the technical support services rendered, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, or make service credit claims, warranty claims or other claims against us, and we could lose future sales. The occurrence of any of these events could result in diminishing demand for our solutions, a reduction in our revenues, an increase in our provision for credit losses or in collection cycles for accounts receivable, or could cause us to incur the risk or expense of litigation.
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
We use AI tools in our business operations for internal and external uses and develop AI as part of our product offering. Our development and use of advanced AI technologies, including generative and agentic AI, may expose us to additional risks. We are investing in and seeking to accelerate AI capabilities, including agentic AI systems that may increasingly incorporate automation and decision-support capabilities. Although we continue to implement governance processes, controls, and oversight mechanisms designed to mitigate these risks, such technologies may (i) increase the risk of unintended or harmful outcomes, reduced transparency or explainability, and security or access‑control failures and (ii) present challenges in monitoring autonomous behavior and ensuring accountability and compliance. If we are unable to effectively design, deploy, govern, or control these technologies, our business, reputation, and results of operations could be adversely affected.
Specifically, our employees and personnel use AI technologies to support their work and our internal business operations, including, for example, to assist in daily tasks, including, among other things, generating source code used in our products and systems. Output from generative AI may infringe on third-party intellectual property rights without us being aware. Moreover, advanced AI tools, which may produce content indistinguishable from that generated by humans, have a number of benefits, risks, and liabilities, some still unknown. Recent decisions of governmental entities and courts (such as the U.S. Copyright Office, U.S. Patent and Trademark

Office, and U.S. Court of Appeals for the Federal Circuit) interpret U.S. copyright and patent law as limited to protecting works and inventions created by human authors and inventors, respectively. We are therefore unlikely to be able to obtain U.S. copyright or patent protection for works or inventions wholly created by a generative AI tool, and our ability to obtain U.S. copyright and patent protection for source code, text, images, inventions, or other materials, which are developed with some use of AI tools, such as generative AI, may be limited, if available at all. Likewise, the availability of intellectual property protections in other countries is similarly unclear. Additionally, our use of third-party generative AI tools to develop source code, text, images, inventions, or other materials may expose us to greater risks than utilizing contracted human developers, as third-party generative AI vendors may not provide warranties or indemnities with respect to the output generated by such generative AI tools, and generative AI tools may also provide output that appears correct but is erroneous. Furthermore, while we have policies in place to facilitate the use of approved AI tools, some unapproved AI tools may be used in ways or under terms that do not protect the confidentiality of the prompts or inputs that users submit to such tools and may use prompts or inputs to train shared AI models, potentially resulting in third-party users receiving outputs containing information from prompts or inputs (including confidential, competitive, proprietary, or personal data) that were submitted to the tool.
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
During the six months ended July 31, 2026, approximately 48% of our sales were to customers outside of the Americas. As part of our growth strategy, we expect to continue to expand our international operations, which may include opening additional offices in new jurisdictions, providing our Unified-CXM platform in additional languages, and on-boarding new customers outside the U.S. Any new markets or countries into which we attempt to sell subscriptions to our Unified-CXM platform may not be receptive to our business development activities. We currently have sales personnel and sales, customer, and product support operations in the U.S. and certain countries across Europe, the Asia Pacific region, and the Americas. We believe that our ability to attract new customers to our Unified-CXM platform and to convince existing customers to renew or expand their use of our Unified-CXM platform is directly correlated to the level of engagement we achieve with our customers in their home countries. To the extent that we are unable to effectively engage with non-U.S. customers, we may be unable to effectively grow in international markets.
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
Our success and ability to compete depend in part upon our ability to obtain, maintain, protect, defend, and enforce our intellectual property. As of July 31, 2026, we owned 38 U.S. issued patents and 12 pending non-provisional or provisional U.S. patent applications. We rely on a combination of patent, copyright, trademark, and trade secret laws in the U.S. and internationally, as well as technological measures and contractual provisions, such as confidentiality or license agreements with our employees, customers, partners, and other third parties, to establish and protect our brand, maintain our competitive position, and protect our intellectual property rights from infringement, misappropriation, or other violation. However, the steps we take to protect our intellectual property rights may be inadequate or ineffective, and our intellectual property may be challenged, invalidated, narrowed in scope, or rendered unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or litigation. The steps we take to protect our intellectual property rights may not be sufficient to effectively prevent third parties from infringing, misappropriating, or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We cannot guarantee that any of our pending applications will issue or be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology.
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
From time to time, we may be subject to securities class actions, derivative suits, or other securities-related legal actions. For example, we were previously a party to securities class action and stockholder derivative actions, and we may be the target of additional litigation of this type in the future.
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
In addition, as we continue to expand our business activities, we are accessing additional types and greater volumes of potentially confidential or sensitive information that may subject us to additional privacy and security laws and obligations. For example, in certain limited instances, we have agreed with specific customers to permit the exchange of protected health information through certain approved platform components. Our access to protected health information for specific agreed upon use cases on behalf of those customers that are covered entities and therefore subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”), may subject us to HIPAA’s specific requirements relating to the privacy, security, and transmission of protected health information. To the extent that we are or may become subject to HIPAA, our failure to comply could result in significant penalties. Additionally, to the extent that additional customers with whom we did not agree to permit the exchange of protected health information through our platforms in their capacity as covered entities nonetheless input or allow such information within the platform in violation of their contractual obligations with us, we could also be subject to additional compliance risks. Other privacy and security obligations may apply to us outside the U.S. if we process health information and other categories of sensitive or confidential information knowingly or unknowingly, and our failure to comply could result in significant penalties. As we expand into more regulated industries, there may be additional obligations regarding the types of data in scope and higher risk due to the sensitivity and potential impact of exposure.
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
We also may become subject to new laws that regulate non-personal data. For example, the EU’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. In addition, some of our customers may be subject to the EU’s Digital Operational Resilience Act (DORA) and similar UK regulatory requirements on operational resilience. These laws may obligate our customers to impose contractual provisions on us, including certain mandatory third-party risk management provisions. If we fail to comply with relevant contractual requirements, we may be subject to investigations, audits, or other adverse consequences. Moreover, in Europe, the EU’s Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead to administrative fines of a maximum of 10 million euros or up to 2% of the total worldwide revenue of the preceding fiscal year. While NIS2 has not been transposed in all Member States of the EU, we may become directly or indirectly subject to NIS2. In addition, the EU’s Cyber Resilience Act may impose cybersecurity and vulnerability/incident reporting obligations on certain products with digital elements that we make available in the EU market, with reporting vulnerability/incident obligations applying from September 11, 2026 and most other obligations from December 11, 2027. Non-compliance can result in fines of up to 2.5% of global annual turnover for the preceding financial year, market restrictions, and mandatory recalls, and could, if imposed, adversely affect our business, reputation, results of operations, and financial condition. Depending on how these new laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and products to comply with such obligations.
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
Even with processes designed to assess the third parties with whom we work, we may not have sufficient knowledge about the locations where such third parties process personal data, the types of data transfers in scope for their processing, how that data is processed, or what data is processed or secured, which may impact the commitments we can make to our customers. Additionally, if the third parties with whom we work, including our vendors or third-party service providers, violate applicable laws, rules, or regulations or the terms of our commercial agreements with those third parties or our policies, such violations may put our or our customers’ data at risk and could in turn have an adverse effect on our business. Any failure or perceived failure by us or the third parties with whom we work to comply with our data privacy or security obligations to customers or other third parties, or any of our other legal obligations relating to data privacy or security, may result in governmental investigations or inquiries (which have occurred in the past and may occur in the future), enforcement actions, litigation and mass arbitration demands, disputes or other claims, indemnification requests, restrictions on providing our services, claims or public statements against us by privacy advocacy groups or others, adverse press and widespread negative publicity, reputational damage, significant liability or fines, and the loss of the trust of our customers, any of which could have a material adverse effect on our business, results of operations, and financial condition.
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
Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, which could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services.
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
We are, and expect to continue to be, subject to audit by the IRS and other tax authorities in various domestic and foreign jurisdictions. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related matters. Taxing authorities also have challenged, and may in the future challenge, our tax positions and methodologies on various matters. We regularly assess the likelihood of adverse outcomes resulting from ongoing tax examinations to determine the adequacy of our provision for income taxes. These assessments can require considerable estimates and judgments. The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in a variety of jurisdictions. There can be no assurance that our tax positions and methodologies are accurate or that the outcomes of ongoing and future tax examinations will not have an adverse effect on our results of operations and financial condition
Our ability to use our net operating losses and other tax assets to offset future taxable income or tax liability could be subject to certain limitations.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. The holders of our Class B common stock as of July 31, 2026 beneficially held approximately 42.7% of our outstanding capital stock, but controlled approximately 88.2% of the voting power of our outstanding capital stock. Therefore, the holders of Class B common stock have control over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of us or our assets, for the foreseeable future.
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
As of July 31, 2026, our directors, executive officers, major stockholders, and their respective affiliates beneficially owned, in the aggregate, approximately 97.7% of our Class B common stock, and controlled approximately 87.3% of the voting power of our outstanding capital stock. As a result, our directors, executive officers, and their respective affiliates, if acting together, are able to determine or significantly influence all matters requiring stockholder approval, including the elections of directors, amendments of our organizational documents, and approval of any merger, sale of assets, or other major corporate transaction.
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
Future transfers of shares of Class B common stock, other than certain permitted transfers under our amended and restated certificate of incorporation, or the voluntary election by holders of shares of Class B common stock to convert the same into shares of Class A common stock will result, after the acquisition of such shares of Class B common stock by the Company, in the issuance by the Company to such holders of an equal number of shares of Class A common stock, which process will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. For example, as a result of the combined effect of recent conversions of Class B common stock and corresponding sales by our former Chief Executive Officer and founder and our stock repurchase programs, our largest stockholder, Hellman & Friedman LLC and its associated entities (“H&F”), controlled approximately 49.4% of the combined voting power of our Class A common stock and Class B common stock as of July 31, 2026. Accordingly, future transfers or voluntary elections to convert shares of Class B common stock may result in H&F controlling greater than 50% of the combined voting power of our Class A common stock and Class B common stock.
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
No shares were repurchased during the three months ended July 31, 2026. As of July 31, 2026, the amount remaining available for repurchase under the 2026 Share Repurchase Program was $75 million.
Item 5. Other Information
Insider Trading Arrangements
During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Amitabh Misra, Chief Technology Officer	Termination(1)	June 16, 2026	X		219,558(2)	September 30, 2026
Amitabh Misra, Chief Technology Officer	Adoption(1)	June 16, 2026	X		120,000(3)	March 31, 2027
Rory Read, President & CEO	Adoption	July 2, 2026	X		834,252(4)	March 30, 2027
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on December 22, 2025 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as then in effect, under the Exchange Act.

(2) Included (i) 87,160 shares acquired from previously vested restricted stock units (“RSUs”), (ii) 4,969 shares previously acquired pursuant to our employee stock purchase program (our “ESPP”) and (iii) up to 127,429 shares subject to RSUs previously granted to Mr. Misra that were to vest and be released to Mr. Misra on or prior to June 15, 2026. The actual number of shares underlying such RSUs that were to be released to Mr. Misra and sold under the Rule 10b5-1 trading arrangement was to be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time. The actual number of shares to be sold under the Rule 10b5-1 trading arrangement also was to be determined, in part, based on a cap on the net proceeds from their sale and is not determinable at this time.

(3) Includes (i) 45,453 shares acquired from previously vested RSUs and (ii) up to 74,547 shares subject to RSUs previously granted to Mr. Misra that will vest and be released to Mr. Misra on or prior to March 15, 2027.

(4) Includes (i) 495,246 shares acquired from previously vested RSUs and (ii) up to 339,006 shares subject to RSUs previously granted to Mr. Read that will vest and be released to Mr. Read on or prior to September 15, 2026. The actual number of shares underlying such RSUs that will be released to Mr. Read and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time. The actual number of shares to be sold under the Rule 10b5-1 trading arrangement also will be determined, in part, based on a cap on the net proceeds from their sale and is not determinable at this time.

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

10.1#
Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-4058), filed with the SEC on August 13, 2026).

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
Sprinklr, Inc.

Date: September 3, 2026	By:	/s/ Anthony Coletta
Anthony Coletta
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Michele Meyers
Michele Meyers
Chief Accounting Officer
(Principal Accounting Officer)